Form 10-K/A
period 2020-12-31
Vector Acquisition Corp
filed 2021-05-03
CIK 1819994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A (Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_______

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	VACQU	The Nasdaq Capital Market
Class A ordinary shares included as part of the units	VACQ	The Nasdaq Capital Market
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	VACQW	The Nasdaq Capital Market

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

EXPLANATORY NOTE

Vector Acquisition Corporation (the “company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1) (this “Amendment”) to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original Filing”), to restate our financial statements for the period ended December 31, 2020. We are also restating our financial statements as of September 30, 2020 and September 29, 2020 and for the period ended September 30, 2020 in this Amendment, including describing the restatement and its impact on previously reported amounts.

The restatement results from the company’s prior accounting for its outstanding warrants issued in connection with its initial public offering in September 2020 as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of ordinary shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”). In other words, in the event of a qualifying cash tender offer (which could be outside the control of the Company), all warrant holders would be entitled to cash, while only certain of the holders of the underlying ordinary shares would be entitled to cash.

Upon review of the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” promulgated by the SEC on April 12, 2021 (the “SEC Staff Statement”), the company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the audit committee of the board of directors of the company, in consultation with management, concluded that the company’s warrants are not indexed to the company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the audit committee, in consultation with management, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the company’s operating results for the current period.

The company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the company’s previously reported operating expenses, cash flows or cash.

In connection with the restatement, the company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment and in light of the SEC Staff Statement, the company’s management determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the company’s warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Amendment.

The company has not amended its previously filed Current Report on Form 8-K or Quarterly Report on Form 10-Q for the period affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 to 32.2) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing. Unless the context otherwise requires, references to “warrants” in this Amendment refers to both the company’s public warrants and private placement warrants.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Amendment, including, without limitation, statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “might,” “will,” “potential,” “possible,” “projects,” “predicts,” “continue,” “could,” “would,” or “should,” or, in each case, their negative or other variations or comparable terminology. However, the absence of these words does not mean that a statement is not forward-looking. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination with Rocket Lab USA, Inc. (“Rocket Lab”);

●	our ability to select an appropriate target business or businesses;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the ongoing COVID-19 pandemic;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance following our initial public offering and the closing of our potential business combination with Rocket Lab; and

●	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Amendment.

The forward-looking statements contained in this Amendment are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Item 1A. Risk Factors” in the Original Filing. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Amendment. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Item 1A. Risk Factors” in the Original Filing and “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary” and elsewhere in this Amendment.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as more fully described in the Explanatory Note and in “Note 2—Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from July 28, 2020 (inception) through December 31, 2020, we had a net loss of $12,341,951, which consisted of formation and operating expenses of $357,463 and a change in the fair value of the warrant liability of $11,989,334 offset by interest earned on investment held in the trust account of $4,846.

Liquidity and Capital Resources

On September 29, 2020, we consummated the initial public offering of 30,000,000 units, at a price of $10.00 per unit, generating gross proceeds of $300,000,000. Simultaneously with the closing of our initial public offering, we consummated the sale of 5,333,333 private placement warrants to our sponsor at a price of $1.50 per private placement warrant generating gross proceeds of $8,000,000.

On October 20, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, we consummated the sale of an additional 2,000,000 units and the sale of an additional 266,667 private placement warrants, generating total gross proceeds of $20,400,000.

Following our initial public offering, the partial exercise of the over-allotment option and the sale of the private placement warrants, a total of $320,000,000 was placed in the trust account. We incurred $18,252,382 in transaction costs, including $6,400,000 of underwriting fees, $11,200,000 of deferred underwriting fees and $652,382 of other offering costs.

For the period from July 28, 2020 (inception) through December 31, 2020, net cash used in operating activities was $506,715, which consisted of our net loss of $12,341,951 affected by interest earned on investment held in the trust account of $4,846, a non-cash charge for the change in the fair value of warrant liabilities of $11,989,334 and changes in operating assets and liabilities, which used $149,252 of cash from operating activities.

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

Warrant Liability

We account for the warrants issued in connection with our initial public offering in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The initial fair value of the warrants was estimated using a Monte Carlo simulation approach.

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

This information appears following Item 15 of this Amendment and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to our restatement of our financial statements to reclassify our public warrants and private placement warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as December 31, 2020.

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

Management’s Report on Internal Controls Over Financial Reporting

This Amendment does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On May 3, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the period from July 28, 2020 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, and have followed previous guidance and generally accepted accounting practices in accounting for our warrants, given the recent change in the SEC’s interpretation and guidance as set forth in the SEC Staff Statement, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the period from July 28, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $89,000 for the services Withum performed in connection with our initial public offering, review of the financial information included in our Forms 10-Q for the respective periods and other required filings and the audit of our December 31, 2020 financial statements included in the Original Filing and the audit of our restated financial statements included in this Amendment.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Amendment:

(1)	Financial Statements:

See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” in this Amendment.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Amendment the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at www.sec.gov.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of March 1, 2021, among Vector Acquisition Corporation, Rocket Lab USA, Inc. and Prestige USA Merger Sub, Inc.(1)

3.1	Second Amended and Restated Memorandum and Articles of Association.(2)

4.1	Specimen Unit Certificate.(3)

4.2	Specimen Class A Ordinary Share Certificate.(3)

4.3	Specimen Warrant Certificate.(3)

4.4	Description of Registrant’s Securities.(5)

4.5	Warrant Agreement, dated as of September 24, 2020, between Continental Stock Transfer & Trust Company and Vector Acquisition Corporation.(2)

10.1	Private Placement Warrants Purchase Agreement, dated as of September 24, 2020, between the Vector Acquisition Corporation and the Vector Acquisition Partners, L.P.(2)

10.2	Investment Management Trust Account Agreement, dated as of September 24, 2020, between Continental Stock Transfer & Trust Company and Vector Acquisition Corporation.(2)

10.3	Registration and Shareholder Rights Agreement, dated as of September 24, 2020, among Vector Acquisition Corporation, Vector Acquisition Partners, L.P. and certain other equityholders named therein.(2)

10.4	Letter Agreement, dated as of September 24, 2020, among Vector Acquisition Corporation, Vector Acquisition Partners, L.P. and the company’s officers and directors.(2)

10.5	Administrative Services Agreement, dated as of September 24, 2020 between the Vector Acquisition Corporation and Vector Acquisition Partners, L.P.(2)

10.6	Promissory Note, dated as of July 30, 2020, between Vector Acquisition Corporation and Vector Acquisition Partners, L.P.(4)

10.7	Securities Subscription Agreement, dated July 30, 2020, between Vector Acquisition Corporation and Vector Acquisition Partners, L.P.(4)

10.8	Sponsor Letter Agreement, dated as of March 1, 2021, between Vector Acquisition Corporation and Vector Acquisition Partners, L.P.(1)

10.9	Form of Subscription Agreement.(1)

10.10	Form of Transaction Support Agreement.(1)

14	Code of Ethics.(5)

21	List of Subsidiaries.(5)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the company’s Current Report on Form 8-K, filed with the SEC on March 1, 2021.
(2)	Incorporated by reference to the company’s Current Report on Form 8-K, filed with the SEC on September 30, 2020.
(3)	Incorporated by reference to the company’s Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on September 18, 2020.
(4)	Incorporated by reference to the company’s Registration Statement on Form S-1, filed with the SEC on September 8, 2020.
(5)	Incorporated by reference to the company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

May 3, 2021

VECTOR ACQUISITION CORPORATION

/s/ Alex Slusky
Name:	Alex Slusky
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Alex Slusky	Chief Executive Officer and Chairman	May 3, 2021
Alex Slusky	(Principal Executive Officer)

/s/ David Fishman	President	May 3, 2021
David Fishman

/s/ David Baylor	Chief Financial Officer	May 3, 2021
David Baylor	(Principal Financial and Accounting Officer)

/s/ John Herr	Director	May 3, 2021
John Herr

/s/ David Kennedy	Director	May 3, 2021
David Kennedy

VECTOR ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Vector Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Vector Acquisition Corporation (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from July 28, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 28, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

May 3, 2021

VECTOR ACQUISITION CORPORATION

BALANCE SHEET

DECEMBER 31, 2020 (As Restated)

ASSETS
Current assets
Cash	$865,903
Prepaid expenses	366,647
Total Current Assets	1,232,550
Investment held in Trust Account	320,004,846
TOTAL ASSETS	$321,327,396

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities — accrued expenses	$217,395
Warrant liabilities	24,562,667
Deferred underwriting fee payable	11,200,000

Total Liabilities	35,980,062

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 28,025,733 shares at $10.00 per share	280,257,330

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 3,974,267 shares issued and outstanding (excluding 28,025,733 shares subject to possible redemption)	397
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,000,000 shares issued and outstanding	800
Additional paid-in capital	17,340,758
Accumulated deficit	(12,341,951)

Total Shareholders’ Equity	5,000,004

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$321,327,396

The accompanying notes are an integral part of these financial statements.

VECTOR ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 28, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Formation and operating costs	$357,463

Loss from operations	(357,463)

Other income:
Interest earned on investment held in Trust Account	4,846
Change in fair value of warrant liabilities	11,989,334

Net Loss	$(12,341,951)
Weighted average shares outstanding of Class A redeemable ordinary shares	31,553,191
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.00
Weighted average shares outstanding of Class B non-redeemable ordinary shares	7,732,484
Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(1.60)

The accompanying notes are an integral part of these financial statements.

VECTOR ACQUISITION CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 28, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — July 28, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Sale of 32,000,000 Units, net of underwriting discounts, offering costs, and warrant liabilities	32,000,000	3,200	—	—	293,544,418	—	293,547,618
Excess of proceeds from the sale of private placement warrants to Sponsor	—	—	—	—	4,026,667	—	4,026,667
Forfeiture of Founder Shares	—	—	(625,000)	(63)	63	—	—
Class A ordinary shares subject to possible redemption	(28,025,733)	(2,803)	—	—	(280,254,527)	—	(280,257,330)
Net loss	—	—	—	—	—	(12,341,951)	(12,341,951)

Balance — December 31, 2020	3,974,267	$397	8,000,000	$800	$17,340,758	$(12,341,951)	$5,000,004

The accompanying notes are an integral part of these financial statements.

VECTOR ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 28, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Cash Flows from Operating Activities:
Net loss	$(12,341,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(4,846)
Change in fair value of warrant liabilities	11,989,334
Changes in operating assets and liabilities:
Prepaid expenses	(366,647)
Accrued expenses	217,395

Net cash used in operating activities	(506,715)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(320,000,000)

Net cash used in investing activities	(320,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	313,600,000
Proceeds from sale of Private Placement Warrants	8,400,000
Proceeds from promissory note — related party	300,000
Repayment of promissory note — related party	(300,000)
Payments of offering costs	(627,382)

Net cash provided by financing activities	321,372,618

Net Change in Cash	865,903
Cash — Beginning	—

Cash — Ending	$865,903

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$291,793,080

Change in value of Class A ordinary shares subject to possible redemption	$(11,535,750)

Initial classification of warrant liability	$12,573,333

Deferred underwriting fee payable	$11,200,000

Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Forfeiture of Founder Shares	$(68)

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from July 28, 2020 (inception) through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Rocket Lab USA, Inc., a Delaware corporation (“Rocket Lab”) (see Note 11). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on September 24, 2020. On September 29, 2020 the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,333,333 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Vector Acquisition Partners, L.P. (the “Sponsor”), generating gross proceeds of $8,000,000, which is described in Note 5.

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

Following the closing of the Initial Public Offering on September 29, 2020 and the underwriters’ partial exercise of their over-allotment on October 20, 2020, an amount of $320,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earliest of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the final prospectus relating to our initial public offering. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

VECTOR ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote the Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

VECTOR ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants issued in connection with its Initial Public Offering (see Note 5) as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of ordinary shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

In connection with the release of the Securities and Exchange Commission’s “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” on April 12, 2021, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, in consultation with the Company’s audit committee, the Company’s management concluded that the Company’s Private Placement Warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, in consultation with the Company’s audit committee, the Company’s management concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

	As
	Previously		As
	Reported	Adjustments	Restated

Balance sheet as of September 29, 2020 (audited)
Warrant Liability	$—	$12,573,333	$12,573,333
Ordinary Shares Subject to Possible Redemption	285,853,760	(12,573,333)	273,280,427
Class A Ordinary Shares	141	126	267
Additional Paid-in Capital	5,017,854	(126)	5,017,728
Shareholders’ Equity	5,000,010	0	5,000,010

Balance sheet as of September 30, 2020 (unaudited)
Warrant Liability	$—	$13,340,000	$13,340,000
Ordinary Shares Subject to Possible Redemption	285,851,910	(13,340,000)	275,511,910
Class A Ordinary Shares	141	134	275
Additional Paid-in Capital	5,019,704	766,533	5,786,237
Accumulated Deficit	(20,698)	(766,667)	(787,365)
Shareholders’ Equity	5,000,010	0	5,000,010

Balance sheet as of December 31, 2020 (audited)
Warrant Liability	$—	$24,562,667	$24,562,667
Ordinary Shares Subject to Possible Redemption	304,820,000	(24,562,670)	280,257,330
Class A Ordinary Shares	152	245	397
Additional Paid-in Capital	5,351,666	11,989,092	17,340,758
Accumulated Deficit	(352,617)	(11,989,334)	(12,341,951)
Shareholders’ Equity	5,000,001	3	5,000,004

Period from July 28, 2020 (inception) to September 30, 2020 (unaudited)
Change in fair value of warrant liability	$—	$766,667	$766,667
Net loss	(20,698)	(766,667)	(787,365)
Basic and diluted net loss per share, Class B	(0.00)	(0.10)	(0.10)

Period from July 28, 2020 (inception) to December 31, 2020 (audited)
Change in fair value of warrant liability	$—	$(11,989,334)	$(11,989,334)
Net loss	(352,617)	(11,989,334)	(12,341,951)
Basic and diluted net loss per share, Class B	(0.05)	(1.55)	(1.60)

VECTOR ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

VECTOR ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the warrants was estimated using a Monte Carlo simulation approach (see Note 10) while the December 31, 2020 fair value of the warrants was based on the public trading price of the warrants.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

VECTOR ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

For the Period from July 28, 2020 (inception) Through December 31, 2020
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$4,846

Net Earnings	$4,846
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	31,553,191
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(12,341,951)
Redeemable Net Earnings	$(4,846)

Non-Redeemable Net Loss	$(12,346,797)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted(1)	7,732,484
Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(1.60)

(1) As of December 31, 2020, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the shareholders.

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

VECTOR ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 30,000,000 Units, at a purchase price of $10.00 per Unit. In connection with the underwriters’ partial exercise of the over-allotment option on October 20, 2020, the Company sold an additional 2,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 9).

NOTE 5 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,333,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $8,000,000. In connection with the underwriters’ partial exercise of the over-allotment option on October 20, 2020, the Company sold an additional 266,667 Private Placement Warrants, at a purchase price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $400,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6 — RELATED PARTY TRANSACTIONS

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

VECTOR ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 8 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 450,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 3,974,267 Class A ordinary shares issued and outstanding, excluding 28,025,733 Class A ordinary shares subject to possible redemption.

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

NOTE 9 — DERIVATIVE WARRANT LIABILITIES

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

VECTOR ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

If the Company calls the Public Warrants for redemption, as described above, any holder that wishes to exercise the Public Warrants may do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

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

The Private Placement Warrants are identical to the Public Warrants included in the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

VECTOR ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 10 - FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
	Level	2020
Assets:
Cash and marketable securities held in Trust Account	1	$320,004,846

Liabilities:
Warrant Liability – Public Warrants	1	$16,106,667
Warrant Liability – Private Placement Warrants	3	$8,456,000

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

Initial Measurement

The Company established the initial fair value for the warrants on September 29, 2020, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-third of one Public Warrant) and (ii) the sale of Private Placement Warrants, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds recorded as Class A ordinary shares subject to possible redemption, and Class A ordinary shares based on their relative fair values recorded at the initial measurement date. The warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

VECTOR ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The key inputs into the Monte Carlo simulation model were as follows at their measurement dates:

Input	September 29, 2020 (Initial Measurement)
Risk-free interest rate	0.3%
Expected term to initial business combination (years)	0.6
Expected volatility	15.0%
Exercise price	$11.50
Fair value of Units	$10.12

On September 29, 2020, the Private Placement Warrants and Public Warrants were determined to be $0.82 per warrant for aggregate values of $4.4 million and $8.2 million, respectively.

Subsequent Measurement

The warrants are measured at fair value on a recurring basis. The subsequent measurement of the warrants as of September 30, 2020 is classified as Level 3 due to the use of unobservable inputs. The subsequent measurement of the Public Warrants as of December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market and the subsequent measurement of the Private Placement Warrants as December 31, 2020 is classified Level 3 due to the use of unobservable inputs.

As of September 30, 2020, the aggregate value of the Private Placement Warrants and Public Warrants was $4.9 million and $9.3 million, respectively.

Input	September 30, 2020
Risk-free interest rate	0.3%
Expected term to initial business combination (years)	0.6
Expected volatility	15.0%
Exercise price	$11.50
Fair value of Units	$10.14

As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $8.5 million and $16.1 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Level	Public	Level	Warrant Liabilities
Fair value as of July 28, 2020 (inception)	$—		$—		$—
Initial measurement on September 29, 2020	4,373,333	3	8,200,000	3	12,573,333
Change in valuation inputs or other assumptions	266,667		500,00		766,667
Fair value as of September 30, 2020	4,640,000	3	8,700,000	3	13,340,000
Change in valuation inputs or other assumptions	3,816,000		7,406,667		11,222,667
Fair value as of December 31, 2020	$8,456,000	3	$16,106,667	1	$24,562,667

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $16,106,667 during the period from September 29, 2020 through December 31, 2020.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the investments existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for investments categorized in Level 3.

VECTOR ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below and in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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