Form 10-Q
period 2021-03-31
Vector Acquisition Corp
filed 2021-05-24
CIK 1819994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

(415) 293-5000

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

As of May 24, 2021, 32,000,000 Class A ordinary shares, $0.0001 par value, and 8,000,000 Class B ordinary shares, $0.0001 par value, were issued and outstanding.

VECTOR ACQUISITION CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VECTOR ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)

ASSETS
Current assets
Cash	$425,453	$865,903
Prepaid expenses	352,250	366,647

Total Current Assets	777,703	1,232,550
Investment held in Trust Account	320,009,656	320,004,846

TOTAL ASSETS	$320,787,359	$321,327,396

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$1,692,954	$217,395
Total current liabilities	1,692,954	217,395
Warrant liabilities	46,197,334	24,562,667
Deferred underwriting fee payable	11,200,000	11,200,000

Total Liabilities	59,090,288	35,980,062

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 25,669,707 and 28,025,733 shares at March 31, 2021 and December 31, 2020 (at $10.00 per share), respectively	256,697,070	280,257,330

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 6,330,293 and 3,974,267 shares issued and outstanding (excluding 25,669,707 and 28,025,733 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	633	397
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,000,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	800	800
Additional paid-in capital	40,900,782	17,340,758
Accumulated deficit	(35,902,214)	(12,341,951)

Total Shareholders’ Equity	5,000,001	5,000,004

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$320,787,359	$321,327,396

The accompanying notes are an integral part of these unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Formation and operating costs	$1,930,406

Loss from operations	(1,930,406)

Other income:
Interest earned on investment held in Trust Account	4,810
Change in fair value of warrant liabilities	(21,634,667)

Net loss	$(23,560,263)

Weighted average shares outstanding of Class A redeemable ordinary shares	32,000,000

Basic and diluted net loss per share, Class A redeemable ordinary shares	$(0.00)

Weighted average shares outstanding of Class B non-redeemable ordinary shares	8,000,000

Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(2.95)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	3,974,267	$397	8,000,000	$800	$17,340,758	$(12,341,951)	$5,000,004
Change in value Class A ordinary shares subject to possible redemption	2,356,026	236	—	—	23,560,024	—	23,560,260
Net loss	—	—	—	—	—	(23,560,263)	(23,560,263)

Balance — March 31, 2021	6,330,293	$633	8,000,000	$800	$40,900,782	$(35,902,214)	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(23,560,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	21,634,667
Interest earned on investment held in Trust Account	(4,810)
Changes in operating assets and liabilities:
Prepaid expenses	14,397
Accrued expenses	1,475,559

Net cash used in operating activities	(440,450)

Net Change in Cash	(440,450)
Cash — Beginning	865,903

Cash — Ending	$425,453

Non-Cash Investing and Financing Activities:

Change in value of Class A ordinary shares subject to possible redemption	$23,560,260

The accompanying notes are an integral part of these unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Note 1 — Description of Organization and Business Operations

Vector Acquisition Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 28, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). For the avoidance of doubt, Business Combination also includes the Rocket Lab Business Combination (defined below).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from July 28, 2020 (inception) through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on September 24, 2020. On September 29, 2020, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300,000,000, which is described in Note 3.

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

VECTOR ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

VECTOR ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

VECTOR ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021, as amended by Amendment No. 1 thereto, filed with the SEC on May 3, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Liquidity

The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until one year from the date of issuance of these financial statements.

VECTOR ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the warrants was estimated using a Monte Carlo simulation approach (see Note 9) while the March 31, 2021 and December 31, 2020 fair value of the warrants was based on the public trading price of the warrants.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Income Taxes

ASC Topic 740, Income Taxes, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

VECTOR ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

Three Months Ended March 31, 2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$4,810

Net Earnings	$4,810
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	32,000,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(23,560,263)
Redeemable Net Earnings	$(4,810)

Non-Redeemable Net Loss	$(23,565,073)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted(1)	8,000,000
Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(2.95)

As of March 31, 2021 and December 31, 2020, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the shareholders.

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

VECTOR ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s condensed balance sheet, primarily due to their short-term nature.

As of March 31, 2021 and December 31, 2020, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 30,000,000 Units, at a purchase price of $10.00 per Unit. In connection with the underwriters’ partial exercise of the over-allotment option on October 20, 2020, the Company sold an additional 2,000,000 Units, at a purchase price of $10.00 per Unit (see Note 8). Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8).

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,333,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $8,000,000. In connection with the underwriters’ partial exercise of the over-allotment option on October 20, 2020, the Company sold an additional 266,667 Private Placement Warrants, at a purchase price of $1.50 per Private Placement Warrants, for an aggregate purchase price of $400,000 (see Note 8). Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

VECTOR ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on September 24, 2020, to pay an affiliate of the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021, the Company incurred $30,000 in fees for these services. At March 31, 2021 and December 31, 2020, $62,000 and $32,000, respectively, of such fees are included in accrued expenses in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

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

VECTOR ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

Underwriting Agreement

Pursuant to the underwriting agreement, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $11,200,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Rocket Lab Business Combination

On March 1, 2021, the Company entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 thereto dated as of May 7, 2021, and as the same may be further amended or supplemented, the “Merger Agreement”) with Rocket Lab USA, Inc. (“Rocket Lab”), and Prestige USA Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Rocket Lab (“Merger Sub”). The Merger Agreement and the transactions contemplated thereby (the “Rocket Lab Business Combination”) were unanimously approved by the boards of directors of each of the Company and Rocket Lab.

In contemplation of the Rocket Lab Business Combination, the Company will domesticate as a Delaware corporation (the “Domestication” and the company following the Domestication, “Vector Delaware”) and, in connection therewith, (a) the Class A ordinary shares and the Class B ordinary shares issued and outstanding immediately prior to the Domestication will convert into an equal number of shares of Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001 per share, of Vector Delaware, respectively (such shares of Class A common stock and Class B common stock, together the “Vector Delaware Common Stock”); (b) Company’s warrants to purchase Class A ordinary shares issued and outstanding immediately prior to the Domestication will convert into an equal number of warrants to purchase Vector Delaware Class A common stock (the “Vector Delaware Warrants”) and (c) the Company’s units that have not been separated into Class A ordinary shares and warrants issued and outstanding immediately prior to the Domestication will convert into an equal number of units of Vector Delaware (the “Vector Delaware Units”).

The Merger Agreement further contemplates that the Rocket Lab Business Combination will be effected through the following transactions:

●	concurrently with the Domestication, Rocket Lab will amend and restate its certificate of incorporation (the “Charter Amendment”), and in connection therewith, among other things, (i) each issued and outstanding share of preferred stock, par value $0.0001 per share, of Rocket Lab will convert into shares of common stock, par value $0.0001 per share, of Rocket Lab (the “Rocket Lab Common Stock”), in accordance with the terms thereof; (ii) each issued and outstanding share of Rocket Lab Common Stock (after giving effect to the conversion contemplated by clause (i)) will convert automatically into a number of shares of Rocket Lab Common Stock equal to the Exchange Ratio (as defined below) and (iii) each then issued and outstanding Rocket Lab warrant will convert into a new warrant of Rocket Lab (a “Rocket Lab New Warrant”) for a number of shares of Rocket Lab Common Stock and with the applicable exercise price per share determined in accordance with the Merger Agreement;

VECTOR ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

●	Rocket Lab will enter into redemption agreements with certain members of its management pursuant to which Rocket Lab will redeem from such individuals shares of Rocket Lab Common Stock (the “Management Redemption Shares”) for an aggregate purchase price not to exceed $40,000,000;

●	immediately following the Domestication, Merger Sub will merge with and into Vector Delaware, with Vector Delaware surviving the merger as a wholly owned subsidiary of Rocket Lab (the “First Merger”), and in connection therewith, (a) the shares of Vector Delaware Common Stock (other than any treasury shares, shares held by Vector Delaware or any dissenting shares) issued and outstanding immediately prior to the effective time of the First Merger (the “First Effective Time”) will convert into an equal number of shares of Rocket Lab Common Stock; (b) the Vector Delaware Warrants that are outstanding and unexercised immediately prior to the First Effective Time will convert into an equal number of warrants to purchase Rocket Lab Common Stock (the “Assumed Warrants”) and (c) the Vector Delaware Units that are outstanding immediately prior to the First Effective Time will convert into an equal number of units of Rocket Lab (the “Assumed Units”); and

●	immediately following the First Effective Time, Rocket Lab will merge with and into Vector Delaware, with Vector Delaware surviving the merger (Vector Delaware as the surviving corporation, “New Rocket Lab” and such merger, the “Second Merger”), and in connection therewith, among other things, (i) the shares of Rocket Lab Common Stock (other than any treasury shares, shares held by Rocket Lab or dissenting shares) issued and outstanding immediately prior to the effective time of the Second Merger (the “Second Effective Time”) will convert into an equal number of shares of common stock, par value $0.0001 per share, of New Rocket Lab (the “New Rocket Lab Common Stock”); (ii) the Rocket Lab New Warrants and the Assumed Warrants outstanding and unexercised immediately prior to the Second Effective Time will convert into an equal number of warrants to purchase New Rocket Lab Common Stock; and (iii) each Assumed Unit that is outstanding immediately prior to the Second Effective Time will automatically be converted into a New Rocket Lab unit that, upon the closing of the Rocket Lab Business Combination (the “Closing”), will be cancelled and will entitle the holder thereof to one share of New Rocket Lab Common Stock and one-third of one warrant, with each whole warrant representing the right to purchase one share of New Rocket Lab Common Stock.

In addition to the above consideration, if the closing price of New Rocket Lab Common Stock is equal to or greater than $20.00 for a period of at least 20 days out of 30 consecutive trading days during the period commencing on the 90th day following the Closing and ending on the 180th day following the Closing, the Rocket Lab stockholders will be entitled to receive additional shares of New Rocket Lab Common Stock equal to 8% of the Aggregate Share Consideration (as defined below) (computed without the deduction for the Management Redemption Shares). For purposes of the Merger Agreement, the “Exchange Ratio” equals the quotient obtained by dividing (i) the Aggregate Share Consideration by (ii) the aggregate number of shares of Rocket Lab Common Stock outstanding immediately prior to the Charter Amendment on a fully diluted basis (other than the Management Redemption Shares). The “Aggregate Share Consideration” means the quotient obtained by dividing (i) an amount equal to $4,000,000,000 minus the Management Redemption Amount by (ii) (x) an amount equal to $10.00 plus (y) an amount equal to (a) the interest earned on funds held in the Company’s trust account divided by (b) the number of Class A ordinary shares outstanding immediately prior to the Closing.

The Rocket Lab Business Combination is expected to close in the third quarter of 2021, subject to the satisfaction of certain customary closing conditions.

Concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to subscribe for and purchase, and we agreed to issue and sell to such PIPE Investors, immediately prior to Closing, an aggregate of 46,700,000 shares of New Rocket Lab Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $467,000,000 (the “PIPE Financing”). The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Rocket Lab Business Combination.

VECTOR ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Note 7 — Shareholders’ Equity

Preference Shares  —  The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares  —  The Company is authorized to issue 450,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 6,330,293 and 3,974,267 Class A ordinary shares issued and outstanding, excluding 25,669,707 and 28,025,733 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares  —  The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 8,000,000 Class B ordinary shares issued and outstanding.

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

Note 8 - Derivative Warrant Liabilities

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

VECTOR ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

VECTOR ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

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

Note 9 — Fair Value Measurements

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

At March 31, 2021 and December 31, 2020, assets held in the Trust Account were comprised of approximately $320,000,000 in money market funds which are primarily invested in U.S. Treasury securities. During the three months ending March 31, 2021, the Company did not withdraw any interest income from the Trust Account.

VECTOR ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$320,009,656	$320,004,846

Liabilities:
Warrant Liability – Public Warrants	1	$30,293,334	$16,106,667
Warrant Liability – Private Placement Warrants	2	$15,904,000	$8,456,000

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The Company established the initial fair value for the warrants on September 29, 2020, the date of the Company’s Initial Public Offering, and measured the fair value of the warrants on September 30, 2020, using a Monte Carlo simulation model, l. The warrants were classified as Level 3 at the initial measurement date and at September 30, 2020 due to the use of unobservable inputs. The Monte Carlo model’s primary unobservable input utilized in determining the fair value of the warrants was the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target.

The subsequent measurement of the Public Warrants as of December 31, 2020 and March 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market and the subsequent measurement of the Private Placement Warrants as December 31, 2020 and March 31, 2021 is classified Level 2 due to the use of unobservable inputs.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
January 1, 2021	$8,456,000	$16,106,667	$24,562,667
Change in valuation inputs or other assumptions	7,448,000	14,186,667	21,634,667
Fair value as of March 31, 2021	15,904,000	30,293,334	46,197,334

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

VECTOR ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy, the plans and objectives of management for future operations and our ability to complete our business combination with Rocket Lab USA, Inc. (“Rocket Lab”), are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021, as amended by Amendment No. 1 thereto, filed with the SEC on May 3, 2021 (as so amended, the “Form 10-K”), as well as the “Risk Factors” section that will be included in the Company’s Registration Statement on Form S-4 relating to the Company’s business combination with Rocket Lab. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Rocket Lab Business Combination

On March 1, 2021, we entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 thereto dated as of May 7, 2021, and as the same may be further amended or supplemented, the “Merger Agreement”) with Rocket Lab, and Prestige USA Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Rocket Lab (“Merger Sub”). The Merger Agreement and the transactions contemplated thereby (the “Business Combination”) were unanimously approved by the boards of directors of each of the Company and Rocket Lab.

In contemplation of the Business Combination, we will domesticate as a Delaware corporation (the “Domestication” and the company following the Domestication, “Vector Delaware”) and, in connection therewith, (a) the Class A ordinary shares and the Class B ordinary shares issued and outstanding immediately prior to the Domestication will convert into an equal number of shares of Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001 per share, of Vector Delaware, respectively (such shares of Class A common stock and Class B common stock, together the “Vector Delaware Common Stock”); (b) our warrants to purchase Class A ordinary shares issued and outstanding immediately prior to the Domestication will convert into an equal number of warrants to purchase Vector Delaware Class A common stock (the “Vector Delaware Warrants”) and (c) our units that have not been separated into Class A ordinary shares and warrants issued and outstanding immediately prior to the Domestication will convert into an equal number of units of Vector Delaware (the “Vector Delaware Units”).

The Merger Agreement further contemplates that the Business Combination will be effected through the following transactions:

●	concurrently with the Domestication, Rocket Lab will amend and restate its certificate of incorporation (the “Charter Amendment”), and in connection therewith, among other things, (i) each issued and outstanding share of preferred stock, par value $0.0001 per share, of Rocket Lab will convert into shares of common stock, par value $0.0001 per share, of Rocket Lab (the “Rocket Lab Common Stock”), in accordance with the terms thereof; (ii) each issued and outstanding share of Rocket Lab Common Stock (after giving effect to the conversion contemplated by clause (i)) will convert automatically into a number of shares of Rocket Lab Common Stock equal to the Exchange Ratio (as defined below) and (iii) each then issued and outstanding Rocket Lab warrant will convert into a new warrant of Rocket Lab (a “Rocket Lab New Warrant”) for a number of shares of Rocket Lab Common Stock and with the applicable exercise price per share determined in accordance with the Merger Agreement;

●	Rocket Lab will enter into redemption agreements with certain members of its management pursuant to which Rocket Lab will redeem from such individuals shares of Rocket Lab Common Stock (the “Management Redemption Shares”) for an aggregate purchase price not to exceed $40,000,000;

●	immediately following the Domestication, Merger Sub will merge with and into Vector Delaware, with Vector Delaware surviving the merger as a wholly owned subsidiary of Rocket Lab (the “First Merger”), and in connection therewith, (a) the shares of Vector Delaware Common Stock (other than any treasury shares, shares held by Vector Delaware or any dissenting shares) issued and outstanding immediately prior to the effective time of the First Merger (the “First Effective Time”) will convert into an equal number of shares of Rocket Lab Common Stock; (b) the Vector Delaware Warrants that are outstanding and unexercised immediately prior to the First Effective Time will convert into an equal number of warrants to purchase Rocket Lab Common Stock (the “Assumed Warrants”) and (c) the Vector Delaware Units that are outstanding immediately prior to the First Effective Time will convert into an equal number of units of Rocket Lab (the “Assumed Units”); and

●	immediately following the First Effective Time, Rocket Lab will merge with and into Vector Delaware, with Vector Delaware surviving the merger (Vector Delaware as the surviving corporation, “New Rocket Lab” and such merger, the “Second Merger”), and in connection therewith, among other things, (i) the shares of Rocket Lab Common Stock (other than any treasury shares, shares held by Rocket Lab or dissenting shares) issued and outstanding immediately prior to the effective time of the Second Merger (the “Second Effective Time”) will convert into an equal number of shares of common stock, par value $0.0001 per share, of New Rocket Lab (the “New Rocket Lab Common Stock”); (ii) the Rocket Lab New Warrants and the Assumed Warrants outstanding and unexercised immediately prior to the Second Effective Time will convert into an equal number of warrants to purchase New Rocket Lab Common Stock; and (iii) each Assumed Unit that is outstanding immediately prior to the Second Effective Time will automatically be converted into a New Rocket Lab unit that, upon the closing of the Business Combination (the “Closing”), will be cancelled and will entitle the holder thereof to one share of New Rocket Lab Common Stock and one-third of one warrant, with each whole warrant representing the right to purchase one share of New Rocket Lab Common Stock.

In addition to the above consideration, if the closing price of New Rocket Lab Common Stock is equal to or greater than $20.00 for a period of at least 20 days out of 30 consecutive trading days during the period commencing on the 90th day following the Closing and ending on the 180th day following the Closing, the Rocket Lab stockholders will be entitled to receive additional shares of New Rocket Lab Common Stock equal to 8% of the Aggregate Share Consideration (as defined below) (computed without the deduction for the Management Redemption Shares). For purposes of the Merger Agreement, the “Exchange Ratio” equals the quotient obtained by dividing (i) the Aggregate Share Consideration by (ii) the aggregate number of shares of Rocket Lab Common Stock outstanding immediately prior to the Charter Amendment on a fully diluted basis (other than the Management Redemption Shares). The “Aggregate Share Consideration” means the quotient obtained by dividing (i) an amount equal to $4,000,000,000 minus the Management Redemption Amount by (ii) (x) an amount equal to $10.00 plus (y) an amount equal to (a) the interest earned on funds held in the Company’s trust account divided by (b) the number of Class A ordinary shares outstanding immediately prior to the Closing.

The Business Combination is expected to close in the third quarter of 2021, subject to the satisfaction of certain customary closing conditions.

Concurrently with the execution of the Merger Agreement, we entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to subscribe for and purchase, and we agreed to issue and sell to such PIPE Investors, immediately prior to Closing, an aggregate of 46,700,000 shares of New Rocket Lab Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $467,000,000 (the “PIPE Financing”). The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2021 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended March 31, 2021, we had a net loss of $23,560,263, which consisted of formation and operating expenses of $1,930,406 offset by interest income on marketable securities held in the trust account of $4,810 and the change in fair value of warrant liabilities of $21,634,667.

Liquidity and Capital Resources

On September 29, 2020, we consummated our initial public offering of 30,000,000 units, at a price of $10.00 per unit, generating gross proceeds of $300,000,000. Simultaneously with the closing of our initial public offering, we consummated the sale of 5,333,333 private placement warrants to our Sponsor at a price of $1.50 per private placement warrant generating gross proceeds of $8,000,000.

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

For the three months ended March 31, 2021, net cash used in operating activities was $440,450, which consisted of our net loss of $23,560,263 offset by a noncash charge derived from the change in warrant liability of $21,634,667, interest earned on investment held in the trust account of $4,810 and changes in operating assets and liabilities, which provided $1,489,956 of cash from operating activities.

As of March 31, 2021, we had investments held in the trust account of $320,009,656. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2021, we had cash of $425,453 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred fee of $0.35 per unit, or $11,200,000 in the aggregate (see Note 6). The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation and in light of the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”) promulgated by the SEC on April 12, 2021 (the “SEC Staff Statement”), our Certifying Officers concluded that, solely due to our restatement of our audited financial statements for the period from July 28, 2020 (inception) through December 31, 2020 to reclassify our warrants as described therein, our disclosure controls and procedures were not effective as of March 31, 2021.

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

Management’s Report on Internal Controls Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021, as amended by Amendment No. 1 thereto, filed with the SEC on May 3, 2021and the below risk factors. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended by Amendment No. 1 thereto. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results and thus may have an adverse effect on the market price of our securities.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 10,666,667 Public Warrants and 5,600,000 Private Placement Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our condensed balance sheet as of March 31, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, management identified a material weakness in our internal control over financial reporting related to the accounting for the warrants issued in connection with our Initial Public Offering. Our internal control over financial reporting did not result in the proper accounting classification of the warrants, which, due to its impact on our financial statements, we determined to be a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weakness, the change in accounting for our warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 1, 2021, concurrently with the execution of the Merger Agreement, we entered into the Subscription Agreements with the PIPE Investors, pursuant to which the PIPE Investors agreed to subscribe for and purchase, and we agreed to issue and sell to such PIPE Investors, immediately prior to Closing, an aggregate of 46,700,000 shares of New Rocket Lab Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $467,000,000. The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Business Combination.

The securities that may be issued in connection with the Subscription Agreements will not be registered under the Securities Act, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of March 1, 2021, among Vector Acquisition Corporation, Rocket Lab USA, Inc. and Prestige USA Merger Sub, Inc.(1)
3.1	Second Amended and Restated Memorandum and Articles of Association (2)
4.1	Specimen Unit Certificate.(3)
4.2	Specimen Class A Ordinary Share Certificate.(3)
4.3	Specimen Warrant Certificate.(3)
4.4	Warrant Agreement, dated as of September 24, 2020, between Continental Stock Transfer & Trust Company and Vector Acquisition Corporation.(2)
10.1	Sponsor Letter Agreement, dated as of March 1 , 2021, between Vector Acquisition Corporation and Vector Acquisition Partners, L.P.(1)
10.2	Form of Subscription Agreement.(1)
10.3	Form of Transaction Support Agreement.(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2021.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2020.
(3)	Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on September 18, 2020.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTOR ACQUISITION CORPORATION

Date: May 24, 2021		/s/ Alex Slusky
	Name:	Alex Slusky
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 24, 2021		/s/ David Baylor
	Name:	David Baylor
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)