Form 10-Q
period 2021-06-30
Vector Acquisition Corp
filed 2021-08-03
CIK 1819994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021

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
As of August 2, 2021,
32,000,000 Class A ordinary shares, $0.0001 par value, and 8,000,000 Class B ordinary shares, $0.0001 par value, were issued and outstanding.

VECTOR ACQUISITION CORPORATION
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VECTOR ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$44,846	$865,903
Prepaid expenses	284,625	366,647

Total Current Assets	329,471	1,232,550
Investment held in Trust Account	320,014,519	320,004,846

TOTAL ASSETS	$320,343,990	$321,237,396

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$2,390,012	$217,395

Total current liabilities	2,390,012	217,395
Warrant liabilities	46,116,001	24,562,667
Deferred underwriting fee payable	11,200,000	11,200,000

Total Liabilities	59,706,013	35,980,062

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 32,000,000 and 28,025,733 shares at June 30, 2021 and December 31, 2020 (at $10.00 per share), respectively	320,000,000	280,257,330

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 0 and 3,974,267 shares issued and outstanding (excluding 32,000,000 and 28,025,733 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	—	397
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,000,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	800	800
Additional paid-in capital	—	17,340,758
Accumulated deficit	(59,362,823)	(12,341,951)

Total Shareholders’ Equity	(59,362,023)	5,000,004

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$320,343,990	$321,237,396

The accompanying notes are an integral part of these unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Operating costs	$1,145,290	$3,075,696

Loss from operations	(1,145,290)	(3,075,696)

Other income (loss):
Interest earned on investments held in Trust Account	4,863	9,673
Change in fair value of warrant liabilities	81,333	(21,553,334)

Total other income (loss)	86,196	(21,543,661)

Net Loss	$(1,059,094)	$(24,619,357)

Weighted average shares outstanding of Class A redeemable ordinary shares	32,000,000	32,000,000

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.00	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	8,000,000	8,000,000

Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(0.13)	$(3.08)

The accompanying notes are an integral part of these un
a
udited condensed financial statements.

VECTOR ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	3,974,267	$397	8,000,000	$800	$17,340,758	$(12,341,951)	$5,000,004
Change in value Class A ordinary shares subject to possible redemption	2,356,026	236	—	—	23,560,024	—	23,560,260
Net loss	—	—	—	—	—	(23,560,263)	(23,560,263)

Balance — March 31, 2021 (Unaudited)	6,330,293	$633	8,000,000	$800	$40,900,782	$(35,902,214)	$5,000,001
Change in value Class A ordinary shares subject to possible redemption	(6,330,293)	(633)	—	—	(40,900,782)	(22,401,515)	(63,302,930)
Net income (loss)	—	—	—	—	—	(1,059,094)	(1,059,094)

Balance — June 30, 2021 (Unaudited)	—	$—	8,000,000	$800	$—	$(59,362,823)	$(59,362,023)

The accompanying notes are an integral part of these un
a
udited condensed financial statements.

VECTOR ACQUISITION CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(24,619,357)
Adjustments to reconcile net income loss to net cash used in operating activities:
Change in fair value of warrant liabilities	21,553,334
Interest earned on investment held in Trust Account	(9,673)
Changes in operating assets and liabilities:
Prepaid expenses	82,022
Accrued expenses	2,172,617

Net cash used in operating activities	(821,057)

Net Change in Cash	(821,057)
Cash — Beginning of period	865,903

Cash — End of period	$44,846

Non-Cash Investing and Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$39,742,670

The accompanying notes are an integral part of these unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from July 28, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Following the closing of the Initial Public Offering on September 29, 2020 and the underwriters’ partial exercise of their over-allotment on October 20, 2020, an amount of $320,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
of the Investment Company Act as determined by the Company, until the earliest of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.
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
JUNE 30, 2021
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
JUNE 30, 2021
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
JUNE 30, 2021
(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021, as amended by Amendment No. 1 thereto, filed with the SEC on May 3, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
Liquidity
The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has access to funds from the Sponsor, and the sponsor has the financial wherewithal to fund the company, that are sufficient to fund the working capital needs of the Company until one year from the date of issuance of these condensed financial statements.

VECTOR ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The initial fair value of the warrants was estimated using a Monte Carlo simulation approach (see Note 9) while the June 30, 2021 and December 31, 2020 fair value of the warrants was based on the public trading price of the warrants.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 32,000,000 and 28,025,733 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
Income Taxes
ASC Topic 740,
Income Taxes
, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

VECTOR ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Net Loss Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss by the weighted average number ofordinary shares outstanding for the period. The calculation of diluted loss per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) Private Placement Warrants since the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 16,266,667 shares of Class A ordinary shares in the aggregate.
The Company’s statements of operations includes a presentation of loss per ordinary share for ordinary shares subject to possible redemption in a manner similar to the two-class
method of loss per share. Net loss per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per ordinary share, basic and diluted, for Class B non-redeemable
ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable
ordinary shares outstanding for the period. Class B
non-redeemable
ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.
The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$4,863	$9,673

Redeemable Net Earnings	$4,863	$9,673

Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	32,000,000	32,000,000

Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(1,059,094)	$(24,619,357)
Less: Redeemable Net Earnings	(4,863)	(9,673)

Non-Redeemable Net Loss	$(1,063,957)	$(24,629,030)

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	8,000,000	8,000,000

Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(0.13)	$(3.08)

At three and six months ended June 30, 2021, basic and diluted shares are the same as there are no non-redeemable
securities that are dilutive to the shareholders.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to
c
oncentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

VECTOR ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s condensed balance sheet, primarily due to their short-term nature.
As of June 30, 2021 and December 31, 2020, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.
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
Note 4 — Private Placement
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,333,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $8,000,000. In connection with the underwriters’ partial exercise of the over-allotment option on October 20, 2020, the Company sold an additional 266,667 Private Placement Warrants, at a purchase price of $1.50 per Private Placement Warrants, for an aggregate purchase price of $400,000 (see Note 8). Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

VECTOR ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
Administrative Services Agreement
The Company entered into an agreement, commencing on September 24, 2020, to pay an affiliate of the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 in fees for these services, respectively. At June 30, 2021 and December 31, 2020, $60,000 and $32,000, respectively, of such fees are included in accrued expenses in the accompanying condensed balance sheets.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.
Note 6 — Commitments and Contingencies
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
global pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or close of the proposed business combination, the specific impact is not readily determinable as of the date of these financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

VECTOR ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
Rocket Lab Business Combination
On March 1, 2021, the Company entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 thereto dated as of May 7, 2021, and Amendment No. 2 dated thereto, dated June 25, 2021, and as the same may be further amended or supplemented, the “Merger Agreement”) with Rocket Lab USA, Inc. (“Rocket Lab”), and Prestige USA Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Rocket Lab (“Merger Sub”). The Merger Agreement and the transactions contemplated thereby (the “Rocket Lab Business Combination”) were unanimously approved by the boards of directors of each of the Company and Rocket Lab.
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
The Merger Agreement further contemplates that the Rocket Lab Business Combination will be effected through the following transactions:

•
in connection with the Domestication, (i) Vector’s Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), issued and outstanding immediately prior to the Domestication will convert into an equal number of shares of Class A common stock, par value $0.0001 per share, of Vector Delaware (the “Vector Delaware Class A common stock”), and Vector’s Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”) issued and outstanding immediately prior to the Domestication will convert into an equal number of shares of Class B common stock, par value $0.0001 per share, of Vector Delaware (together with the Vector Delaware Class A common stock, the “Vector Delaware common stock”); (ii) Vector’s warrants to purchase Class A ordinary shares issued and outstanding immediately prior to the Domestication will convert into an equal number of warrants to purchase Vector Delaware Class A common stock (the “Vector Delaware warrants”) and (iii) Vector’s units that have not been separated into Class A ordinary shares and warrants issued and outstanding immediately prior to the Domestication will convert into an equal number of units of Vector Delaware (the “Vector Delaware units”);

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
JUNE 30, 2021
(Unaudited)

•
Rocket Lab will enter into redemption agreements with certain members of its management pursuant to which Rocket Lab will redeem from such individuals shares of Rocket Lab Common Stock (the “Management Redemption Shares”) for an aggregate purchase price not to exceed $40,000,000;

•
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

VECTOR ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Note 7 — Shareholders’ Equity
Preference Shares
 — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue 450,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were zero and 3,974,267 Class A ordinary shares issued and outstanding, excluding 32,000,000 and 28,025,733 Class A ordinary shares subject to possible redemption, respectively.
The Company determined the common stock subject to redemption to be equal to the redemption value of approximately $10.00 per share of common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Upon considering the impact of the PIPE Investment and associated PIPE Subscription Agreements, it was concluded that the redemption value should include all the Public Shares resulting in the common stock subject to possible redemption being equal to $320,000,000.
Class
 B Ordinary Shares
 —  The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 8,000,000 Class B ordinary shares issued and outstanding.
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
JUNE 30, 2021
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
Redemption of warrants when the price per Class
 A ordinary share equals or exceeds $10.00
. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

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
JUNE 30, 2021
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
At June 30, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $320,014,519 and $320,004,826, respectively in money market funds which are primarily invested in U.S. Treasury securities. During the three and six months ending June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

VECTOR ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$320,014,519	$320,004,846

Liabilities:
Warrant Liabilities – Public Warrants	1	$30,240,001	$16,106,667
Warrant Liabilities – Private Placement Warrants	2	$15,876,000	$8,456,000
The warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the Company’s condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.
The Company established the initial fair value for the warrants on September 29, 2020, the date of the Company’s Initial Public Offering, and measured the fair value of the warrants on September 30, 2020, using a Monte Carlo simulation model. The warrants were classified as Level 3 at the initial measurement date and at September 30, 2020 due to the use of unobservable inputs. The Monte Carlo model’s primary unobservable input utilized in determining the fair value of the warrants was the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target.
The subsequent measurement of the Public Warrants as of December 31, 2020 and June 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market and the subsequent measurement of the Private Placement Warrants as of December 31, 2020 and June 30, 2021 is classified Level 2 due to the use of observable inputs other than Level 1 inputs.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
January 1, 2021	$8,456,000	$16,106,667	$24,562,667
Change in fair value	7,420,000	14,133,334	21,553,334

Fair value as of June 30, 2021	15,876,000	30,240,001	46,116,001

Transfers to/from Levels 1,2 and 3 are recognized at the end of the reporting period in which change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the three and six months ended June 30, 2021.

VECTOR ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS,
JUNE 30, 2021
(Unaudited)

Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.
On August 1, 2021
, the Company issued an unsecured working capital loan promissory note (the “Working Capital Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to $
300,000
from the Sponsor, for ongoing expenses related to a Business Combination. All unpaid borrowings under the Working Capital Promissory Note will be due and payable in full on the day on which the Company consummates a Business Combination.

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
as well as the “Risk Factors” section included in the Company’s Quarterly Report on Form
10-Q
for the quarter ended March 31, 20201, filed with the SEC on May 24, 2021, and the the Company’s Registration Statement on Form
S-4
relating to the Company’s business combination with Rocket Lab, initially filed with the SEC on June 25, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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

The Merger Agreement further contemplates that the Business Combination will be effected through the following transactions:

•
in connection with the Domestication, (i) Vector’s Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), issued and outstanding immediately prior to the Domestication will convert into an equal number of shares of Class A common stock, par value $0.0001 per share, of Vector Delaware (the “Vector Delaware Class A common stock”), and Vector’s Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”) issued and outstanding immediately prior to the Domestication will convert into an equal number of shares of Class B common stock, par value $0.0001 per share, of Vector Delaware (together with the Vector Delaware Class A common stock, the “Vector Delaware common stock”); (ii) Vector’s warrants to purchase Class A ordinary shares issued and outstanding immediately prior to the Domestication will convert into an equal number of warrants to purchase Vector Delaware Class A common stock (the “Vector Delaware warrants”) and (iii) Vector’s units that have not been separated into Class A ordinary shares and warrants issued and outstanding immediately prior to the Domestication will convert into an equal number of units of Vector Delaware (the “Vector Delaware units”);

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

•
Rocket Lab will enter into redemption agreements with certain members of its management pursuant to which Rocket Lab will redeem from such individuals shares of Rocket Lab Common Stock (the “Management Redemption Shares”) for an aggregate purchase price not to exceed $40,000,000;

•
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2021 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after the initial public offering, identifying a target company for a business combination, and proceeding with the closing of the business combination disclosed in Note 6. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income
in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.
For the three months ended June 30, 2021, we had a net loss of $1,059,094, which consisted of formation and operating expenses of $1,145,290 offset by interest income on marketable securities held in the trust account of $4,863 and the change in fair value of warrant liabilities of $81,333.
For the six months ended June 30, 2021, we had a net loss of $24,619,357, which consisted of formation and operating expenses of $3,075,696 and the change in fair value of the warrant liabilities offset by interest income on marketable securities held in the trust account of $9,673.
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
For the six months ended June 30, 2021, net cash used in operating activities was $821,057, which consisted of our net loss of $24,619,357 offset by a noncash charge derived from the change in warrant liability of $21,553,334, interest earned on investment held in the trust account of $9,673 and changes in operating assets and liabilities, which provided $2,254,639 of cash from operating activities.

As of June 30, 2021, we had investments held in the trust account of $320,014,519. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
At June 30, 2021, we had cash of $44,846 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.
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
On July 19, 2021 the Company issued an unsecured working capital loan promissory note, pursuant to which the Company may borrow up to $300,000 from the Sponsor, for expenses related to the business combination. All unpaid borrowings will be due on the day on which the Company consummates a Business Combination. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due
diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Warrant Liabilities
We account for the warrants issued in connection with our initial public offering in accordance with the guidance contained in ASC
815-40
under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The initial fair value of the warrants were estimated using a Monte Carlo simulation approach. The subsequent measurement of the Public Warrants are classified as Level 1 due to the use of an observable market quote in an active market and the subsequent measurement of the Private Placement Warrants are classified Level 2 due to the use of observable inputs other than Level 1.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, 32,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.
Net Income (Loss) Per Ordinary Share
We apply
the two-class method
in calculating earnings per share. Net income per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the trust account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per ordinary share, basic and diluted for
Class B non-redeemable ordinary
shares is calculated by dividing the net income (loss), less income attributable to Class A redeemable ordinary shares, by the weighted average number of
Class B non-redeemable ordinary
shares outstanding for the periods presented. The calculation of diluted loss per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) Private Placement Warrants since inclusion of such warrants would be anti-dilutive.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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
our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation and in light of the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”) promulgated by the SEC on April 12, 2021 (the “SEC Staff Statement”), our Certifying Officers concluded that, solely due to our restatement of our audited financial statements for the period from July 28, 2020 (inception) through December 31, 2020 to reclassify our warrants as described therein, our disclosure controls and procedures were not effective as of June 30, 2021. We performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on
Form 10-Q present
fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
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
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remedied.
ITEM 5. OTHER INFORMATION
On August 1, 2021, the Company issued an unsecured working capital loan promissory note (the “Working Capital Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to $300,000 from the Sponsor, for ongoing expenses related to a Business Combination. All unpaid borrowings under the Working Capital Promissory Note will be due and payable in full on the day on which the Company consummates a Business Combination (the “Maturity Date”). The Company may prepay any balances under the Working Capital Promissory Note prior to the Maturity Date in its sole discretion. The Working Capital Promissory Note is not convertible into warrants.
As of August 1, 2021, there were no borrowings under the Working Capital Promissory Note. The foregoing description does not purport to be complete and is qualified in its entirety by the provisions of the Working Capital Promissory Note, which is attached hereto as Exhibit 10.1 and incorporated by reference herein.

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
for the year ended December 31, 2020, filed with the SEC on March 31, 2021, as amended by Amendment No. 1 thereto, filed with the SEC on May 3, 2021, the Company’s Quarterly Report on Form
10-Q
for the quarter ended March 31, 20201, filed with the SEC on May 24, 2021, and the the Company’s Registration Statement on Form
S-4
relating to the Company’s business combination with Rocket Lab, initially filed with the SEC on June 25, 2021. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
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

No.	Description of Exhibit

10.1*	Promissory Note dated as of August 1, 2021, between the Company and the Sponsor.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTOR ACQUISITION CORPORATION

Date: August 3, 2021		/s/ Alex Slusky
	Name:	Alex Slusky
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 3, 2021		/s/ David Baylor
	Name:	David Baylor
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)