Form 10-Q
period 2021-09-30
Rocket Lab USA, Inc.
filed 2021-11-15
CIK 1819994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-39560

ROCKET LAB USA, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	98-1550340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3881 McGowen Street Long Beach, California	90808
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (714)
465-5737

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RKLB	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of common stock, $0.0001 par value	RKLBW	The Nasdaq Stock Market LLC
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☒

		Emerging growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
As of November 9, 2021, the registrant
had 449,204,556 shares of common stock, $0.0001 par value per share, outstanding.

Rocket Lab USA, Inc.
As used in this Quarterly Report on Form
10-Q,
unless the context requires otherwise, references to “Rocket Lab”, the “Company”, “we”, “us”, and “our”, and similar references refer to Rocket Lab USA, Inc. both prior to and following the Business Combination (as defined herein).
As a result of the Business Combination completed on August 25, 2021, share and per share amounts presented in this Quarterly Report on Form
10-Q
for periods prior to the Business Combination for Rocket Lab USA, Inc. have been retroactively converted by application of the exchange ratio of 9.059659. For more information regarding the Business Combination, see Item I, Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form
10-Q.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form
10-Q
may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. The information included in this Quarterly Report on Form
10-Q
has been provided by us and our management, and such forward-looking statements include statements relating to the expectations, hopes, beliefs, intentions or strategies regarding the future of Rocket Lab and its management team. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “could,” “expect,” “intends,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report on Form
10-Q
are based on current expectations and beliefs concerning future developments and their potential effects on Rocket Lab. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described below and under the heading “Risk Factors.”
Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the novel coronavirus
(“COVID-19”)
outbreak and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

•	Our ability to effectively manage future growth and achieve operational efficiencies;

•
changes in the competitive and highly regulated industries in which we plan to operate, variations in operating performance across competitors, changes in laws and regulations affecting our business and changes in the combined capital structure;

•	changes in governmental policies, priorities, regulations, mandates or funding for programs in which we or our customers participate, which could negatively impact our business;

•
loss of, or default by, one or more of our key customers or inability of customers to fund contractual commitments, which could result in a decline in future revenues, cancellation of contracted launches or space systems orders or termination or default of existing agreements;

•	changes in applicable laws or regulations;

•
success in retaining or recruiting, or changes required in, officers, key employees or directors, and our ability to attract and retain key personnel, including Peter Beck, our President, Chief Executive Officer and Chairman;

•	any inability of us to operate our Electron Launch Vehicle (“Electron”) at its anticipated launch rate could adversely impact our business, financial condition and results of operations;

•
defects in or failure of our products to operate in the expected manner, including any launch failure, which could result in a loss of revenue, impact our business, prospects and profitability, increase our insurance rates and damage our reputation and ability to obtain future customers;

•	inability or failure to protect intellectual property;

•	disruptions in the supply of key raw materials or components used to produce our products or increases in prices of raw materials;

•	fluctuations in foreign exchange rates;

•	the ability to implement our business plans, forecasts and other expectations, and identify and realize additional opportunities;

•	the risk of downturns in the commercial launch services, satellite and spacecraft industry;

•	our ability to anticipate changes in the markets for rocket launch services, mission services, spacecraft and spacecraft components;

•	macroeconomic conditions resulting from the global COVID-19 pandemic;

•	the inability to develop and maintain effective internal controls;

•
the diversion of management’s attention and consumption of resources as a result of acquisitions of other companies and success in integrating and otherwise achieving the benefits of recent and potential acquisitions;

•	failure to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;

•
any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks;

•
the effect of the
COVID-19
pandemic on the foregoing, including potential delays in the timing of launches due to government lock-downs, including travel restrictions or other factors impacting travel; and

•	other factors detailed under the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”
Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the novel coronavirus
(“COVID-19”)
outbreak and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
You should read this Quarterly Report on Form
10-Q
and the documents that we reference in this Quarterly Report on Form
10-Q
and have filed with the SEC as exhibits to this Quarterly Report on Form
10-Q
with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

All forward-looking statements are qualified in their entirety by this cautionary statement.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES
FORM
10-Q
September 30, 2021

		Page
PART I.	FINANCIAL INFORMATION	2
Item 1.	Condensed Consolidated Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	2
	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2021 and 2020	3
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited) for the three and nine months ended September 30, 2021 and 2020	4
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2021 and 2020	5
	Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	41
PART II.	OTHER INFORMATION	42
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43
Signatures		44

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ROCKET LAB U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020
(in thousands, except per share values)

	As of
	September 30, 2021 (unaudited)	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$792,660	$52,792
Accounts receivable, net	13,336	2,730
Contract assets	73	2,045
Inventories	38,365	26,135
Prepaids and other current assets	10,582	9,412

Total current assets	855,016	93,114
Non-current assets:
Property, plant and equipment, net	54,859	49,832
Intangible assets, net	9,892	11,349
Goodwill	3,195	3,133
Right-of-use assets - operating leases	25,379	26,902
Restricted cash	1,129	1,141
Deferred income tax assets, net	5,907	2,398

Total assets	$955,377	$187,869

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity ( Deficit )
Current liabilities:
Trade payables	$2,205	$3,368
Accrued expenses	7,219	6,571
Employee benefits payable	5,652	4,582
Contract liabilities	51,163	26,132
Current installments of long-term borrowings	2,807	—
Other current liabilities	7,698	7,766

Total current liabilities	76,744	48,419
Non-current liabilities:
Long-term borrowings, excluding current installments	96,616	—
Non-current lease liabilities	25,915	27,299
Public and private warrant liabilities	81,984	—
Other non-current liabilities	—	3,899

Total liabilities	281,259	79,617
COMMITMENTS AND CONTINGENCIES (Note 15)
Redeemable convertible preferred stock (1)
Series A Preferred stock, $0.0001 par value; authorized, issued and outstanding shares: 0 and 62,496,074 at September 30, 2021 and December 31, 2020, respectively	—	5,500
Series B Preferred stock, $0.0001 par value; authorized shares: 0 and 108,599,827 at September 30, 2021 and December 31, 2020 respectively; issued and outstanding shares: 0 and 108,293,846 at September 30, 2021 and December 31, 2020, respectively	—	21,503
Series C Preferred stock, $0.0001 par value; authorized shares: 0 and 44,394,177 at September 30, 2021 and December 31, 2020 respectively; issued and outstanding shares: 0 and 44,275,586 at September 30, 2021 and December 31, 2020, respectively	—	16,471
Series D Preferred stock, $0.0001 par value; authorized shares: 0 and 24,012,173 at September 30, 2021 and December 31, 2020 respectively; issued and outstanding shares: 0 and 23,312,786 at September 30, 2021 and December 31, 2020, respectively	—	73,364
Series E Preferred stock, $0.0001 par value; authorized, issued and outstanding shares: 0 and 39,575,426 a t September 30, 2021 and December 31, 2020, respectively	—	137,622
Series E-1 Preferred stock, $0.0001 par value; authorized, issued and outstanding shares: 0 and 5,890,047 at September 30, 2021 and December 31, 2020, respectively	—	20,500
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; authorized shares: 2,500,000,000 and 416,744,314 at September 30, 2021 and December 31, 2020, respectively; issued and outstanding shares: 449,039,446 and 78,410,162 at September 30, 2021 and December 31, 2020, respectively (1)	45	—
Additional paid-in capital	981,159	19,928
Accumulated deficit	(308,207)	(187,691)
Accumulated other comprehensive income	1,121	1,055

Total stockholders’ equity (deficit)	674,118	(166,708)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$955,377	$187,869

(1)	Shares outstanding for all periods reflect the adjustment for the Exchange Ratio as a result of the Business Combination. See Note 1, Description of Business .
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$5,287	$10,670	$34,759	$19,423
Cost of revenues	17,738	12,555	43,337	27,186

Gross loss	(12,451)	(1,885)	(8,578)	(7,763)
Operating expenses:
Research and development, net	14,189	4,903	29,797	11,009
Selling, general and administrative	25,655	6,057	39,347	17,378

Total operating expenses	39,844	10,960	69,144	28,387

Operating loss	(52,295)	(12,845)	(77,722)	(36,150)
Other income (expense):
Interest income (expense), net	(2,977)	(29)	(3,377)	213
Gain (loss) on foreign exchange	16	(129)	(389)	(564)
Change in fair value of liability classified warrants	(33,947)	(562)	(39,424)	(425)
Other income (expense), net	(450)	(40)	(583)	617

Total other income (expense), net	(37,358)	(760)	(43,773)	(159)

Loss before income taxes	(89,653)	(13,605)	(121,495)	(36,309)
Benefit for income taxes	1,684	1,000	979	251

Net loss	$(87,969)	$(12,605)	$(120,516)	$(36,058)

Other comprehensive income (loss), net of tax:
Foreign currency translation income (loss)	(1,008)	(263)	66	(630)

Comprehensive loss	$(88,977)	$(12,868)	$(120,450)	$(36,688)

Net loss per share attributable to Rocket Lab USA, Inc.:
Basic and diluted	$(0.39)	$(0.17)	$(0.93)	$(0.48)

Weighted-average common shares outstanding:
Basic and diluted	228,266,647	76,053,044	129,232,016	74,754,779
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Unaudited; in thousands, except share and per share data)

							Accumulated
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
December 31, 2020	31,330,513	$274,960	8,654,869	$—	$19,920	$(187,691)	$1,055	$(166,716)
Retroactive application of Exchange Ratio	252,513,251	—	69,755,293	8	(8)	—	—	—

December 31, 2020 as adjusted	283,843,764	274,960	78,410,162	8	19,912	(187,691)	1,055	(166,716)
Net loss	—	—	—	—	—	(15,882)	—	(15,882)
Exercise of stock options	—	—	545,527	—	542	—	—	542
Stock-based compensation	—	—	—	—	1,102	—	—	1,102
Other comprehensive income (loss)	—	—	—	—	—	—	741	741

March 31, 2021	283,843,764	$274,960	78,955,689	8	21,556	(203,573)	1,796	(180,213)
Net loss	—	—	—	—	—	(16,665)	—	(16,665)
Exercise of stock options	—	—	225,930	—	230	—	—	230
Stock-based compensation	—	—	—	—	1,278	—	—	1,278
Other comprehensive income (loss)	—	—	—	—	—	—	333	333

June 30, 2021	283,843,764	$274,960	79,181,619	8	23,064	(220,238)	2,129	(195,037)
Net loss	—	—	—	—	—	(87,969)	—	(87,969)
Exercise of stock options	—	—	2,631,832	—	1,999	—	—	1,999
Stock-based compensation	—	—	—	—	21,793	—	—	21,793
Exercise of preferred stock warrants	817,981	—	—	—	6,514	—	—	6,514
Exchange of preferred stock warrants for common stock warrants	—	—	—	—	2,975	—	—	2,975
Conversion of redeemable convertible preferred stock to common stock	(284,661,745)	(274,960)	284,661,745	29	274,932	—	—	274,961
Reverse recapitalization, net of transaction costs	—	—	81,685,363	8	649,882	—	—	649,890
Common stock issued upon exercise of warrants	—	—	878,887	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	(1,008)	(1,008)

September 30, 2021	—	$—	449,039,446	$45	$981,159	$(308,207)	$1,121	$674,118

							Accumulated
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
December 31, 2019	30,680,373	$254,460	8,076,275	$—	$14,236	$(132,686)	$(79)	$(118,529)
Retroactive application of Exchange Ratio	247,273,344	—	65,092,022	7	(7)	—	—	—

December 31, 2019 as adjusted	277,953,717	254,460	73,168,297	7	14,229	(132,686)	(79)	(118,529)
Net loss	—	—	—	—	—	(14,247)	—	(14,247)
Exercise of stock options	—	—	71,354	—	5	—	—	5
Stock-based compensation	—	—	—	—	838	—	—	838
Other comprehensive income (loss)	—	—	—	—	—	—	(551)	(551)

March 31, 2020	277,953,717	254,460	73,239,651	7	15,072	(146,933)	(630)	(132,484)
Net loss	—	—	—	—	—	(9,206)	—	(9,206)
Exercise of stock options	—	—	23,827	—	16	—	—	16
Stock-based compensation	—	—	—	—	1,086	—	—	1,086
Issuance of Series E-1 redeemable preferred stock for cash	5,890,047	20,500	—	—	—	—	—	—
Issuance of stock for acquisition	—	—	2,470,814	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	184	184

June 30, 2020	283,843,764	274,960	75,734,292	7	16,174	(156,139)	(446)	(140,404)
Net loss	—	—	—	—	—	(12,605)	—	(12,605)
Exercise of stock options	—	—	106,573	—	329	—	—	329
Stock-based compensation	—	—	—	—	1,190	—	—	1,190
Other comprehensive income (loss)	—	—	—	—	—	—	(263)	(263)

September 30, 2020	283,843,764	$274,960	75,840,865	$7	$17,693	$(168,744)	$(709)	$(151,753)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(120,516)	$(36,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,410	6,400
Stock compensation expense	24,173	3,114
Loss on disposal of assets	63	574
Loss on debt extinguishment	496	—
Amortization of debt issuance costs and discount	846	—
Noncash lease expense	1,479	1,215
Noncash expense associated with liability-classified warrants	39,424	425
Deferred income taxes	(3,707)	(1,102)
Changes in operating assets and liabilities:
Accounts receivable	(10,601)	(2,659)
Contract assets	1,969	3,339
Inventories	(12,226)	(14,380)
Prepaids and other current assets	(1,871)	(643)
Trade payables	(4,497)	2,809
Accrued expenses	2,769	(1,095)
Employee benefits payables	1,234	1,217
Contract liabilities	25,031	17,772
Other current liabilities	(92)	(1,058)
Non-current lease liabilities	(1,258)	(1,175)
Other non-current liabilities	(3)	(110)

Net cash used in operating activities	(49,877)	(21,415)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and software	(11,447)	(17,777)
Cash paid for acquisition, net of acquired cash	—	(12,208)

Net cash used in investing activities	(11,447)	(29,985)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	2,790	369
Proceeds from long-term revolving line of credit	15,000	—
Proceeds from long-term secured term loan	98,895	—
Repayments on long-term revolving line of credit	(15,000)	—
Net Proceeds from issuance of Series E-1 Preferred Stock	—	20,500
Proceeds from Business Combination and PIPE Investment, net of transaction costs	730,452	—
Repurchase of shares and options from management	(30,358)	—

Net cash provided by financing activities	801,779	20,869
Effect of exchange rate changes on cash and cash equivalents	(599)	(683)

Net increase (decrease) in cash and cash equivalents and restricted cash	739,856	(31,214)
Cash and cash equivalents, and restricted cash, beginning of period	53,933	97,694

Cash and cash equivalents, and restricted cash, end of period	$793,789	$66,480

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,922	$—
Cash paid for income taxes	1,765	—
Unpaid purchases of property, equipment and software	885	447
Unpaid transaction costs	2,241	—
Right-of-use assets obtained in exchange for new operating lease liabilities	349	94
Warrants assumed as part of Business Combination	48,149	—
Prepaid expenses assumed as part of Business Combination	186	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020 AND FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(unaudited; in thousands, except share and per share data)
(1) DESCRIPTION OF THE BUSINESS
Rocket Lab USA, Inc. (“Rocket Lab” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) is an end-to-end
space company with an established track record of mission success headquartered in Long Beach, California and is the parent company for several wholly owned operating subsidiaries located in the United States, New Zealand and Canada. We deliver reliable launch services, satellites and other spacecraft, and on-orbit
management solutions that make it faster, easier and more affordable to access space. We operate one of the only private orbital launch ranges in the world, located in Mahia, New Zealand, enabling a unique degree of operational flexibility and control of customer launch manifests and mission assurance. While our business has historically been centered on the development of small-class launch vehicles and related sale of launch services, we are currently innovating in the areas of medium-class launch vehicles and launch services, space systems design and manufacturing, on-orbit
management solutions, and space data applications
.
On August 25, 2021 (the “Closing Date”), the Company consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger, dated March 1, 2021, and amended by Amendment No. 1 thereto, dated May 7, 2021 and Amendment No. 2 thereto, dated June 25, 2021 (the “Merger Agreement”), by and among the Company (formerly known as Vector Acquisition Corporation (“Vector”)), Rocket Lab USA, Inc., (“Legacy Rocket Lab”)) and Prestige USA Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Legacy Rocket Lab (“Merger Sub”). Vector filed a notice of deregistration and necessary accompanying documents with the Cayman Islands Registrar of Companies, and a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which Vector was domesticated and continued as a Delaware corporation (the “Domestication”), changing its name to “Vector Acquisition Delaware Corporation” (“Vector Delaware”). As contemplated by the Merger Agreement, Merger Sub merged with and into Vector Delaware, with the separate corporate existence of Merger Sub ceasing and Vector Delaware being the surviving corporation and a wholly owned subsidiary of Legacy Rocket Lab (the “First Merger”) and immediately following the First Merger, Legacy Rocket Lab merged with and into Vector Delaware with Vector

Delaware being the surviving corporation in the merger (the “Second Merger,” and, together with the First Merger and the Domestication, the “Business Combination”). The Business Combination was unanimously approved by the boards of directors of each of Vector and Legacy Rocket Lab.
In connection with the closing of the Business Combination, the Company changed its name from Vector Acquisition Corporation to Rocket Lab USA, Inc. The “Post Combination Company” following the Business Combination is Rocket Lab USA, Inc.
The Business Combination
On August 25, 2021, the Company consummated the Business Combination. The following occurred upon the Closing:

•
The Company repurchased $40,000 of Legacy Rocket Lab Common Stock and options to purchase Legacy Rocket Lab Common Stock from certain members Rocket Lab management. Of the total repurchase amount of $
40,000
, $10,000 was used to purchase shares and options earned by employees through share-based compensation and resulted in incremental compensation expense of $9,642.

•
The remaining outstanding shares of Legacy Rocket Lab common stock and redeemable convertible preferred stock were exchanged for
362,188,208
shares of common stock in the Post Combination Company, based on the exchange ratio of 9.059659.

•
Holders of 968,617 shares of Vector Class A common stock properly exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from Vector’s initial public offering, calculated as of two business days prior to the consummation of the Business Combination, which was approximately $10.00 per share, or $9,686 in the aggregate. The remaining 31,031,383 shares of Vector Class A common stock automatically converted to an equal number of shares of common stock in the Post Combination Company.

•	The 8,000,000 shares of Vector Class B common stock automatically converted to an equal number of shares of common stock in the Post Combination Company.

•	Vector warrants that were outstanding and unexercised converted into an equal number of warrants to purchase common stock of the Post Combination Company.

•
Pursuant to subscription agreements entered into in connection with the Merger Agreement (collectively, the “Subscription Agreements”), certain investors agreed to subscribe for an aggregate of 46,700,000 newly-issued shares of common stock in the Post Combination Company at a purchase price of $10.00 per share for an aggregate purchase price of $467,000 (the “PIPE Investment”). The PIPE Investment was consummated substantially concurrently with the closing of the Business Combination.

In addition, if the closing price of the Post Combination Company common stock is equal to or greater than $20.00 for a period of at least 20 trading days out of 30 consecutive trading days during the period commencing on the 90th day following the Closing Date and ending on the 180th day following the Closing Date (the “Stock Price Target”), the holders of Legacy Rocket Lab’s equity securities, including options, warrants, restricted stock units and other rights to acquire stock of Legacy Rocket Lab, will be entitled to receive an aggregate of 32,150,757 additional shares of Post Combination Company Common Stock (the “Earnout Shares”), subject, in the case of holders of options, warrants, restricted stock units and other rights to acquire stock of Legacy Rocket Lab, to the terms of such options, warrants, restricted stock units and other rights. In evaluating the accounting treatment for the earnout, we have concluded that the earnout is not a liability under Accounting Standards Codification (“ASC”) 480,
Distinguishing Liabilities from Equity
, is not subject to the accounting guidance under ASC 718,
Compensation—Stock Compensation
, and is not subject to derivative accounting under ASC 815,
Derivative and Hedging
. As such, the earnout is recognized in equity at fair value upon the closing of the Business Combination.
Immediately after giving effect to the Business Combination and the PIPE Financing, the following were outstanding: (i) 447,919,591 shares of Rocket Lab Common Stock, consisting of (a) 362,188,208 shares of Post Combination Company Common Stock issued to holders of Legacy Rocket Lab common stock and redeemable convertible preferred stock, (b) 31,031,383 shares issued to the holders of Vector’s Class A ordinary shares, which reflects the redemption of 968,617 Class A ordinary shares with respect to which holders exercised their redemption right, (c) 8,000,000 shares issued to the holders of Vector’s Class B ordinary shares, and (d) 46,700,000 shares of Post Combination Company Common Stock issued in the PIPE Investment; (ii) warrants to purchase 16,266,666 shares of Post Combination Company Common Stock at an exercise price of $11.50 per share issued upon conversion of the outstanding Vector warrants prior to the Business Combination; (iii) warrants to purchase 891,380 shares of Post Combination Company Common Stock attributable to Legacy Rocket Lab warrants prior to the Business Combination, which had a weighted average exercise price of approximately $0.29 per share, (iv) options to purchase
17,961,684
shares of Post Combination Company Common Stock attributable to Legacy Rocket Lab options prior to the Business Combination, which had a weighted average exercise price of $1.04 per share and 14,253,283 of which were vested, (v) 14,903,640 restricted stock units attributable to restricted stock units of Rocket Lab prior to the Rocket Lab Business Combination, including 4,065,304 with respect to which the time-based vesting conditions had been satisfied and (vi) an earnout obligation of Legacy Rocket Lab prior to the Business Combination pursuant to which the Post Combination Company may be required to issue up to 1,915,356 shares of Post Combination Company Common Stock. In addition, the Earnout Shares may become issuable in the future as described above.

The following table reconciles the elements of the Business Combination to the Condensed Consolidated Statement of Cash Flows and the Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the nine months ended September 30, 2021:

Cash - Vector Trust and cash, net of redemptions	$310,330
Cash - PIPE Investment	467,000
Less: transaction costs and advisory fees paid	(46,878)

Net proceeds from Rocket Lab Business Combination	730,452
Less: Accrued transaction costs	(2,241)
Plus: Prepaid expenses assumed as part of Business Combination	186
Less: Warrants assumed as part of Business Combination	(48,149)
Less: Repurchase of Management Shares	(30,358)

Reverse recapitalization, net of transaction costs	$649,890

The Business Combination was accounted for as a reverse recapitalization in accordance with ASC 805,
Business Combinations
, with no goodwill or other intangible assets recorded. Under this method of accounting, Vector was treated as the “accounting acquiree” and Legacy Rocket Lab as the “accounting acquirer” for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Rocket Lab issuing shares for the net assets of Vector, followed by a recapitalization. The consolidated assets, liabilities, and results of operations of Legacy Rocket Lab comprise the historical financial statements of the Post Combination Company, and Vector’s assets, liabilities and results of operations are consolidated with Legacy Rocket Lab beginning on the acquisition date. Accordingly, for accounting purposes, the financial statements of the Post Combination Company represent a continuation of the financial statements of Legacy Rocket Lab, and the net assets of Vector are stated at historical cost, with no goodwill or other intangible assets recorded. This determination was primarily based on the following:

•	Legacy Rocket Lab stockholders considered in the aggregate have a majority interest of voting power in the Post Combination Company.

•	Members of Legacy Rocket Lab’s board of directors comprise five of the six members of the Post Combination Company’s board of directors as of the closing of the Business Combination.

•	Legacy Rocket Lab’s senior management continue to compose the senior management of the Post Combination Company

•	The relative size and valuation of Legacy Rocket Lab compared to Vector.

•	Legacy Rocket Lab’s business comprises the ongoing operations of the Post Combination Company.
In accordance with guidance applicable to these circumstances, the equity structure has been recast in all comparative periods up to the Closing Date to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Legacy Rocket Lab’s stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Rocket Lab redeemable convertible preferred stock, common stock, warrants, options, and restricted stock units prior to the Business Combination have been retroactively recast as shares reflecting the Exchange Ratio of 9.059659 established in the Business Combination.
Post Combination Company common stock and warrants commenced trading on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “RKLB” and “RKLBW,” respectively, on August 25, 2021.

(2) SIGNIFICANT ACCOUNTING POLICIES
Principals of Consolidation and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting standards generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information and include the accounts of Rocket Lab USA, Inc. and its wholly owned subsidiaries after elimination of intercompany accounts and transactions. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021, or for any other interim period or for any other future year.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”),
as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
On an ongoing basis, our management evaluates estimates and assumptions including those related to revenue recognition, contract costs, loss reserves, valuation of warrants and stock-based compensation and deferred tax valuation allowances. We based our estimates on historical data and experience, as well as various other factors that our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results could differ from these estimates and assumptions.

Equity Issuance Costs
Certain transaction costs incurred in connection with the Merger Agreement that are direct and incremental to the Business Combination (see Note 1) have been recorded as a component of additional paid
-
in capital within the Condensed Consolidated Balance Sheets.
Warrant Liability
The Company accounts for the warrants assumed in connection with the Business Combination in accordance with the guidance contained in
ASC 815-40,
Derivatives and Hedging
, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Other Significant Accounting Policies
There have been no other significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2021. Refer to
Note 2 - Significant Accounting Policies
disclosed in the “
Notes to Consolidated Financial Statements as of and for the Years Ended December
 31, 2019 and 2020”
in the Company’s
S-4
filed with the SEC on June 25, 2021.
(3) REVENUES
The Company disaggregates revenue by reportable segment and revenue recognition pattern, as it believes these categories best depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors. The following tables provide information about disaggregated revenue and a reconciliation of the disaggregated revenue during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues by recognition model	2021	2020	2021	2020

Point-in-time	$1,988	$10,670	$28,802	$18,331
Over-time	3,299	—	5,957	1,092

Total revenue by recognition model	$5,287	$10,670	$34,759	$19,423

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables (presented within Contract assets) and customer advances and deposits (presented within Contract liabilities) on the condensed consolidated balance sheets, where applicable. Amounts are generally billed as work progresses in accordance with agreed-upon milestones. These individual contract assets and liabilities are reported in a net position on a contract-by-contract
basis on the condensed consolidated balance sheets at the end of each reporting period.

1
0

The following table presents the balances related to enforceable contracts as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Contract balances

Accounts receivable	$13,336	$2,730
Contract assets	73	2,045
Contract liabilities	(51,163)	(26,132)
Changes in contract liabilities were as follows:

Contract liabilities, at December 31, 2020	$26,132
Customer advances received	37,141
Recognition of unearned revenue	(12,110)

Contract liabilities, at September 30, 2021	$51,163

The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.
The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior years during the three and nine months ended September 30, 2021 and 2020 was not material.
Remaining unsatisfied performance obligations represent the total dollar value of work to be performed on contracts awarded and in progress. The amount of remaining unsatisfied performance obligations increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of remaining unsatisfied performance obligations when an enforceable agreement has been reached. Remaining unsatisfied performance obligations totaled $183,068 and $82,039 as of September 30, 2021 and December 31, 2020, respectively. Of the $
183,068
 balance as of September 30, 2021, approximately 52% is expected to be recognized within 12 months, with the remaining 48% to be recognized beyond 12 months.
(4) SINCLAIR BUSINESS COMBINATION
On April 28, 2020, the Company acquired 100%
of the outstanding capital stock and voting interest of Sinclair Interplanetary (“Sinclair Interplanetary”), pursuant to a stock purchase agreement with Sinclair, dated March 6, 2020. The results of Sinclair’s operations have been included in the condensed consolidated financial statements since the acquisition close date. Sinclair Interplanetary is a leading provider of high-quality, flight-proven satellite hardware and is headquartered in Toronto, Canada. As a result of the acquisition, management expects to strengthen and expand the Company’s ability to become a one-stop-shop for customers who desire to design, build and launch a satellite.

1
1

Acquisition Consideration
The acquisition-date consideration transferred consisted of cash of $12,340.
The following table presents estimates of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition:

Description	Amount
Cash and cash equivalents	$132
Accounts receivable	1,024
Inventories	718
Prepaids and other current assets	16
Property and equipment	380
Intangible assets, net	10,250
Right-of-use assets	94
Trade payables	(143)
Other current liabilities	(2,494)
Lease liabilities	(94)
Non-current deferred tax liabilities	(438)

Identifiable net assets acquired	9,445
Goodwill	2,895

Total purchase price	$12,340

The following is a summary of identifiable intangible

assets acquired and the related expected lives for the finite-lived intangible assets:

Type	Estimated Life in Years	Fair Value
Developed technology	7	$9,200
In-process technology	N/A	100
Customer relationships	3	600
Backlog	0.7	50
Trademark and tradenames	3	100
Non-compete agreement	4	200

Total identifiable intangible assets acquired		$10,250

Goodwill of $2,895 was recorded for the Sinclair Interplanetary acquisition, representing the excess of the purchase price over the fair value of the identifiable net assets. Goodwill recognized primarily represents the future revenue and earnings potential and certain other assets which were acquired, but that do not meet the recognition criteria, such as assembled workforce. None of the goodwill is expected to be deductible for income tax purposes.
Compensation Arrangements
In connection with the Sinclair Interplanetary acquisition, the Company issued 2,470,814 shares of common stock to the seller upon closing of the acquisition. The shares are subject to a share restriction agreement which restricts the transferability of the shares and provides the Company with a right to repurchase the shares for $0 upon termination of employment of the seller. The Company’s repurchase right lapses in eight equal quarterly installments over the two-year
period subsequent to the acquisition date as the seller continues to provide service as an employee, such that at the end of the two-year
period following the acquisition date, the shares will be fully transferable, and the Company will no longer have a right to repurchase the shares. Therefore, the shares are accounted for as post-combination compensation expense for services as an employee over the two-year
vesting period following the acquisition date.

1
2

Additionally, the Company agreed to issue to the seller of Sinclair Interplanetary an earnout of up to 1,915,357 additional shares of the Company’s common stock to be paid over a two-year
period following the acquisition close date. Issuance of the earnout shares is contingent upon the acquired business meeting certain post-acquisition gross revenue and gross margin targets and the seller continuing to provide services to the Company as an employee during the earnout period. The earnout shares are divided into three tranches. The number of shares to be earned in the first tranche (between 0 and 957,679 shares) is based on revenue and gross margin of the acquired business during the first one-year
period following acquisition. The number of shares to be earned in second tranche (between 0 and 957,678 shares) is based on revenue and gross margin of the acquired business during the second one-year
period following acquisition. The arrangement also provides for a make-up
share tranche, whereby the seller may earn additional shares not earned in the first one-year
period following acquisition if the revenue and gross margin of the second one-year
period following acquisition met certain specified thresholds. In no event will more than 1,915,357 shares be earned.
Due to the continuing employment requirement of the shares issued upon closing of the transaction and continuing employment requirement of the earnout shares, the costs associated with the shares are recognized as post-combination compensation expense recognized in research and development expenses in the condensed consolidated statements of operations and comprehensive loss. The fair value of this award is recognized based on the probability of the performance condition being met.
The following table provides stock-based compensation expense recognized in conju
n
ction with the Sinclair Interplanetary acquisition:

	Three Months Ended September 30,		Nine Months Ended September 30,
Acquisition stock-based compensation	2021	2020	2021	2020

Shares issued in conjunction with the acquisition	$350	$350	$1,051	$584
Earnout share achievement	1,041	—	1,223	—

Total stock compensation related to the acquisition	$1,391	$350	$2,274	$584

(5) FAIR VALUE OF FINANCIAL INSTRUMENTS
As of September 30, 2021 and December 31, 2020 the following financial assets and liabilities are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	September 30, 2021
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:

Money market accounts	$757,776	$—	$—	$757,776

Total	$757,776	$—	$—	$757,776

Liabilities:
Other non-current liabilities:
Public and Private Warrants (Note 11)	$81,984	$—	$—	$81,984

Total	$81,984	$—	$—	$81,984

	December 31, 2020
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:

Money market accounts	$49,869	$—	$—	$49,869

Total	$49,869	$—	$—	$49,869

Liabilities:
Other non-current liabilities:
Warrants-preferred stock (Note 11)	$—	$—	$3,899	$3,899

Total	$—	$—	$3,899	$3,899

1
3

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.
There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2021.
The Company’s warrant liability as of September 30, 2021 includes public and private placement warrants that were originally issued by Vector, but which were transferred to the Company as part of the Closing of the Business Combination (the “Public Warrants” and “Private Warrants”, respectively, or together, the “Public and Private Warrants”). The Public and Private Warrants are recorded on the balance sheet at fair value. The carrying amount is subject to remeasurement at each balance sheet date. With each remeasurement, the carrying amount will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations and comprehensive loss.

The Public Warrants are publicly-traded under the symbol “RKLBW”, and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. As such, the Public Warrants are classified within Level 1 of the fair value hierarchy. The Private Warrants are held by a single holder. ASC 820,
 Fair Value Measurements,
 indicates that the fair value should be determined “from the perspective of a market participant that holds the identical item” and “use the quoted price in an active market held by another party, if that price is available.” As the only market for the transfer of the Private Warrants is the public market, and the terms of the Private Warrants become identical to the terms of the Public Warrants upon such a transfer, the Company has determined that the fair value of the Private Warrants at a specific date is also determined by the closing price of the Company’s Public Warrants and within Level 1 of the fair value hierarchy. The closing price of the Public Warrants was $2.96 and $5.04 as of August 25, 2021 and September 30, 2021, respectively. The fair value of the Public and Private Warrants was $48,149 and $81,984 as of August 25, 2021 and September 30, 2021, respectively.
The preferred stock warrants consisted of warrants to purchase Legacy Rocket Lab Series B, Series C and Series D preferred stock. On July 12, 2021, the holders of the warrants to purchase Legacy Rocket Lab Series C and Series D preferred stock exercised the warrants. In connection with the closing of the Business Combination, the warrants to purchase Legacy Rocket Lab Series B preferred stock were exchanged for warrants to purchase common stock. On September 10, 2021, these common stock warrants were exercised by the holders (see Note 11).
As of December 31, 2020, the fair value of the preferred stock warrants was estimated primarily using a combination of the guideline public company method, an income approach based on discounted estimated future cash flows, the probability-weighted expected return method and the option pricing method. Under these approaches, the value of the warrants was estimated for various future scenarios and then probability-weighted based on the likelihood of each future scenario. The estimates used in the valuation of the warrants are highly subjective in nature and involve a large degree of uncertainty. The valuation of the warrants is considered to be at Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable.
The change in the preferred stock warrant liabilities measured at fair value using level three unobservable inputs is as follows for the nine months ended September 30, 2021:

Balance, at December 31, 2020	$3,899
Cost of warrants vesting during the period	352
Change in fair value included in earnings	5,238
Exercise of warrants to purchase Legacy Rocket Lab Series C and D preferred stock	(6,514)
Exchange of warrants to purchase Legacy Rocket Lab Series B preferred stock to common stock warrants	(2,975)

Balance, at September 30, 2021	$—

1
4

(6) INVENTORIES
Inventories as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020

Raw materials	$18,001	$14,023
Work in process	20,364	12,112

Total inventories	$38,365	$26,135

(7) PREPAIDS AND OTHER CURRENT ASSETS
Prepaids and other current assets as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Prepaid expenses	$8,777	$2,628
Government grant receivables	—	5,870
Other current assets	1,805	914

Total prepaids and other current assets	$10,582	$9,412

(8) PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, as of Sept
e
mber 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020

Buildings and improvements	$24,799	$20,330
Machinery, equipment, vehicles and office furniture	24,608	23,755
Computer equipment, hardware and software	4,981	3,836
Launch site assets	8,793	7,582
Construction in process	12,488	10,177

Property, plant and equipment—gross	75,669	65,680
Less accumulated depreciation and amortization	(20,810)	(15,848)

Property, plant and equipment—net	$54,859	$49,832

1
5

Depreciation expense recorded in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2021 and 2020
consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation expense	2021	2020	2021	2020

Cost of revenues	$1,091	$1,134	$3,068	$3,075
Research and development	62	79	178	198
Selling, general and administrative	792	554	2,254	1,492

Total depreciation expense	$1,945	$1,767	$5,500	$4,765

(9) GOODWILL AND INTANGIBLE ASSETS,

NET
Goodwill
The following table presents the changes in the carrying am
o
unt of goodwill for the Space Systems reportable segment for the nine months ended September 30, 2021:

Balance at December 31, 2020	$3,133
Foreign currency translation adjustment	62

Balance at September 30, 2021	$3,195

Intangible Assets
The components of intangible assets consisted of the following as of September 30, 2021:

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Developed Technology	$10,156	$(2,067)	$8,089
Capitalized software	3,775	(2,819)	956
Customer relationships	662	(315)	347
Non-compete	221	(79)	142
Capitalized intellectual property	264	(74)	190
Trademarks and tradenames	110	(52)	58
Indefinite-Lived Intangible Assets
In-process Technology	110	—	110

Total	$15,298	$(5,406)	$9,892

1
6

Amortization expense recorded in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2021 and 2020, respectively consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Cost of revenues	$116	$88	$352	$229
Research and development	368	6	1,111	18
Selling, general and administrative	134	874	447	1,387

Total amorti z ation expense	$618	$968	$1,910	$1,634

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2021:

2021 (for the remaining period)	$615
2022	2,161
2023	1,788
2024	1,612
2025	1,504
Thereafter	2,212

Total	$9,892

(10) LOAN AND SECURITY AGREEMENT
Hercules Capital Secured Term Loan
On June 10, 2021, the Company entered into a $100,000 secured term loan agreement with Hercules Capital, Inc. (the “Hercules Capital
Secured Term Loan
”) and borrowed the full amount under the secured term loan agreement. The term loan has a maturity date of June 1, 2024 and is secured by substantially all of the assets of the Company. Payments due for the term loan are interest-only until the maturity date with interest payable monthly in arrears. The outstanding principal bears (i) cash interest at the greater of (a) 8.15% or (b) 8.15% plus the prime rate minus 3.25% and
(ii) payment-in-kind
interest of 1.25% which is accrued and added to the outstanding principal balance. Prepayment of the outstanding principal is permitted under the loan agreement and subject to certain prepayment fees. In connection with the secured term loan, the Company paid an initial facility charge of $1,000 and the Company will be required to pay an end of term charge of $3,250 upon repayment of the loan. The secured term loan agreement contains customary representations, warranties, non-financial
covenants, and events of default. The Company is in compliance with all debt covenants related to its long-term borrowings as of September 30, 2021. As of September 30, 2021, there was $99,423 outstanding under the Hercules Capital Secured Term Loan, of which $2,807 is classified as current in the Company’s condensed consolidated balance sheets, with the remainder classified as long-term borrowing. As of September 30, 2021, the Company had no availability under the Hercules Capital Secured Term Loan.
In connection with the $100,000 Hercules Capital
Secured Term Loan
, the Company repaid the $15,000 advance under the Revolving Line and Term Loan Line and terminated the Loan and Security Agreement (see below).

1
7

Revolving Line and Term Loan Line
On December 23, 2020, the Company entered into a Loan and Security Agreement “(the Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) for a maximum of $35,000 in financing and issued SVB warrants to purchase 121,689 shares of common stock at a price of $1.28 per share (see Note 11). The $35,000 could be drawn upon utilizing the Revolving Line and Term Loan Line (the “Revolving Line and Term Loan Line”) subject to certain terms and conditions. On May 13, 2021, the Company borrowed $15,000 as a Term Loan advance under its Loan and Security Agreement. On June 10, 2021, the Company repaid the $15,000 as a Term Loan advance under its Loan and Security Agreement upon funding of the Hercules Capital Secured Term Loan and the Revolving Line was closed.
(11) WARRANTS
Equity Classified Common Stock Warrants
During December 2020, in connection with the Loan and Security

Agreement (see Note 10), the Company issued warrants to acquire 121,689 shares of common stock at an exercise price of $1.28 per share at any given time during a period of ten years beginning on the instrument’s issuance date. The fair value of these warrants was $496 at issuance which was recorded to interest expense upon repayment of the amounts outstanding under the Loan and Security Agreement during the nine months ended September 30, 2021.
During 2016, the Company issued warrants to acquire 463,710 shares of common stock at an exercise price of approximately $0.09 per share at any given time during a period of ten years beginning on the instrument’s issuance date. The estimated fair value of these warrants was $23 at issuance, reflected as equity in the consolidated balance sheet as of December 31, 2020 within additional paid-in
capital.
The warrants were classified as equity in accordance with ASC 480,
Distinguishing Liabilities from Equity
, as the agreements provide for the settlement of the instruments in shares of common stock. The warrants were required to be measured at fair value at inception and recorded as a component of equity in the consolidated balance sheets.
On September 10, 2021, all 585,399 warrants were exercised on a net share basis, which resulted in the holders of the warrants receiving 575,840 shares of common stock.
Liability Classified Preferred Stock Warrants
During 2015, the Company issued warrants to acquire 305,981 shares of Legacy Rocket Lab Series B Preferred Stock at an exercise price of approximately $0.20 per share at any given time during a period of ten years beginning on the instrument’s issuance date. The fair value of the warrants was $1,466 as of December 31, 2020. In connection with the Business Combination, these warrants were exchanged for warrants to acquire 305,981 shares of common stock at an exercise price of approximately $0.20 per share. Immediately prior to the exchange, the warrants were adjusted to current fair value of $2,975.
On September 10, 2021, all 305,981 common stock warrants were exercised on a net share basis, which resulted in the holders of the warrants receiving 303,047 shares of common stock.
During 2016, the Company issued warrants to acquire 118,591 shares and 699,388 shares of Legacy Rocket Lab Series C and D Preferred Stock, respectively, at an exercise price of $0.25 and $2.10 per share, respectively, as a sales incentive for entering into a development agreement with a current customer. The warrants vest as certain milestones within the development agreement are achieved and cost associated with the vesting of the warrants is recognized as a reduction in revenues within the condensed consolidated statements of operations and comprehensive loss as the related revenue is recognized. The cost associated with the remeasurement of the vested warrants to fair value is recognized within other (expense) income, net within the condensed consolidated statements of operations and comprehensive loss. As of December 31, 2020, warrants to purchase 86,973 shares of Legacy Rocket Lab Series C Preferred Stock and 512,885 shares of Legacy Rocket Lab Series D Preferred Stock were vested. The fair value of the vested warrants was $2,433 as of December 31, 2020.

On July 12, 2021, all of the warrants to purchase Legacy Rocket Lab Series C and D Preferred Stock were exercised into shares of Legacy Rocket Lab Series C and D Preferred Stock. The fair value of the warrants was $6,514 immediately prior to their exercise. The proceeds of the exercise of the warrants are reflected as equity in the condensed consolidated balance sheet as of September 30, 2021 within additional paid-in
capital.
As of December 31, 2020, and for the period prior to their exchange for common stock warrants or exercise, the above warrants to purchase Legacy Rocket Lab preferred stock were classified as liabilities in accordance with ASC 480,
Distinguishing Liabilities from Equity
, as the agreements provided for net cash settlement upon a change in control, which is outside the control of the Company. The warrants were required to be remeasured to fair value at each reporting period with any changes in fair value recorded within other (expense) income, net within the condensed consolidated statements of operations and comprehensive loss and the fair value reported as a liability in the condensed consolidated balance sheets. Upon the exercise of the warrants to purchase Legacy Rocket Lab Series C and D Preferred Stock and the exchange of the warrants to purchase Legacy Rocket Lab Series C and D Preferred Stock for warrants to purchase common stock, the carrying values of the warrants were reclassified to equity in the condensed consolidated balance sheet as of September 30, 2021 within additional paid-in
capital.
Public and Private Warrants
As part of the closing of the Business Combination, the Company assumed Public Warrants and Private Warrants to purchase up to 10,666,666 shares and 5,600,000 shares of common stock of the Post Combination Company, respectively, which are exercisable at $11.50 per share.
Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants bec
a
me exercisable on September 29, 2021
, one year from the closing of the Vector IPO. The Public Warrants will expire five years from the completion of the Business Combination or earlier upon redemption or liquidation.
Redemption of warrants when the price per common share equals or exceeds $18.00.
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to the Private Warrants):

•	in whole and not in part;

•	at a price of $ 0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the closing price of the common shares equals or exceeds $
18.00
per share (as adjusted) for any 20 trading days within
a 30-trading
day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

Redemption of warrants when the price per common share equals or exceeds $10.00.
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to the Private Warrants):

•	in whole and not in part:

•
at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares set forth in the warrant agreement determined based on the redemption date and the fair market value of the common shares;

•
if, and only if, the closing price of the common shares equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within the
30-trading
day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•
if the closing price of the common shares for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

If the Company calls the Public Warrants for redemption, as described above under the heading “
Redemption of warrants when the price per common share equals or exceeds $10.00
,” its management will have the option to require any holder that wishes to exercise the Public Warrants do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization
, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of common
 shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants.
The Private Warrants are identical to the Public Warrants, except that the Private Warrants and the common shares issuable upon the exercise of the Private Warrants were not transferable, assignable or salable until 30 days after the Business

Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable,
except as described above under the heading “
Redemption of warrants when the price per common share equals or exceeds $10.00
,” so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
As of September 30, 2021, the Public and Private Warrants are classified as liabilities in accordance with ASC 815,
Derivatives and Hedging
. The warrants are required to be remeasured to fair value at each reporting period with any changes in fair value recorded within other (expense) income, net within the condensed consolidated statements of operations and comprehensive loss and the fair value reported as a liability in the condensed consolidated balance sheets.
(12) CAPITALIZATION
Common Stock
The holder of each share of common stock has the right to one vote for each share and is entitled to notice of any stockholders’ meeting and to vote upon certain events.
Redeemable Convertible Preferred Stock
Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and Series
E-1
Preferred Stock together will be referred as “Preferred Stock”.
The dividend rate and issue price of Preferred Stock, par value of $0.0001, as of December 31, 2020 were as follows:

Preferred Stock	Dividend Rate	Issue Price

Series A	$0.01	$0.09
Series B	$0.01	$0.20
Series C	$0.02	$0.37
Series D	$0.19	$3.15
Series E	$0.21	$3.48
Series E-1	$0.21	$3.48
Upon the Closing of the Business Combination, the outstanding shares of Preferred Stock were converted into shares of common stock of the Post Combination Company at the Exchange Ratio of 9.059659.

2
0

(13)	STOCK-BASED COMPENSATION
Equity Incentive Plans
The Company has a single active equity incentive plan, the Rocket Lab 2021 Stock Option and Incentive Plan (the “2021 Plan”), with the objective of attracting and retaining available employees and directors by providing stock-based and other performance-based compensation. The 2021 Plan provides for the grant of equity awards to officers, employees, directors and other key employees as well as service providers which include incentive stock options, non-qualified
stock options, restricted stock awards, unrestricted stock awards, restricted stock units or any combination of the foregoing any of which may be performance based, as determined by the Company’s Compensation Committee. An aggregate of 59,875,000 shares are reserved for the issuance of awards under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan automatically increases each January 1, beginning on January 1, 2022, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. As of September 30, 2021, no awards have been granted under the 2021 Plan.
Prior to the Business Combination, the Company maintained the Rocket Lab 2013 Stock Option and Grant Plan (the “2013 Plan”). The 2013 Plan was terminated in connection with the consummation of the Business Combination, and accordingly, no shares are available for future issuance under the 2013 Plan following the Closing Date. Upon the consummation of the Business Combination, all outstanding stock options under the 2013 Plan, whether vested or unvested, were converted into options to purchase a number of shares of common stock of the Post Combination Company based on the Exchange Ratio, with a corresponding adjustment to the exercise price such that there was no change to the aggregate exercise price for the options. Similarly, upon consummation of the Business Combination, all outstanding restricted stock units under the 2013 Plan, whether vested or unvested, were converted into a number of restricted stock units of the Post Combination Company based on the Exchange Ratio. The 2013 Plan will continue to govern outstanding awards granted thereunder.
Total stock-based compensation recorded related to the 2013 Plan in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2021 and 2020, respectively, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock-based compensation	2021	2020	2021	2020

Cost of revenues	$7,937	$359	$8,541	$1,075
Research and development	5,967	413	6,934	834
Selling, general and administrative	7,889	418	8,698	1,205

Total stock-based compensation expense	$21,793	$1,190	$24,173	$3,114

Options
Options issued to all optionees under the 2013 Plan vest over four years from the date of issuance (or earlier vesting start date, as determined by the board of directors) as follows: 25% on the first anniversary of date of grant and the remaining vest monthly over the remaining vesting term.
As of September 30, 2021, total estimated unrecognized stock compensation expense related to unvested options granted under the 2013 Plan was $1,923, which is expected to be recognized over the next year.

2
1

Performance-based Restricted Stock Units
Performance-based restricted stock units issued under the 2013 Plan are subject to both a time-based service vesting condition and a performance-based vesting condition, both of which must be satisfied before the restricted stock units will be deemed vested. The time-based service vesting condition is generally satisfied over a period of approximately four years as the employees provide service. The performance-based vesting condition is only satisfied upon a sale event (e.g., (i) liquidation of the Company, (ii) sale of all or substantially all of the assets of the Company, (iii) a merger, reorganization or consolidation pursuant to which the holders of the Company’s outstanding voting power immediately prior to such transaction do not own a majority of the outstanding voting power of the surviving or resulting entity) or the Company’s initial public offering.
As of September 30, 2021, upon consummation of the Business Combination, it became probable that the performance condition for the performance-based restricted stock units would be satisfied. Accordingly, the Company recognized $19,880 of stock-based compensation expense related to these awards in the three months ended September 30, 2021. As of September 30, 2021, the total unrecognized compensation expense related to unvested performance-based restricted stock units granted under the 2013 Plan was $22,352, which is expected to be recognized over the next 3 years.
Management Redemption
In connection with the Business Combination, the Company modified 498,177 shares of common stock and vested options to purchase 558,769 shares of common stock held by certain members of management and obtained through stock-based compensation arrangements to provide for cash redemption, which resulted in a change from equity to liability classification for these shares and options. The Company redeemed these shares and options on August 25, 2021 for $10,000. The Company recognized the redemption amount in excess of the amounts previously recognized within additional paid
-
in capital for these awards as stock-based compensation expense. This resulted in the recognition of $9,642 of compensation expense associated with the redemption and an adjustment of approximately $359 to additional paid
-
in capital for stock compensation previously recognized related to these awards.

In addition, on August 25, 2021, the Company redeemed
2,989,088
shares of common stock held by management for $
30,000
as an adjustment to additional paid
-
in capital.
(14) LEASES
The Company has operating leases for properties, vehicles and equipment. The Company’s leases have remaining lease terms of one year to eighteen years, some of which include options to extend the lease term, and some of which include options to terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.
There have been no material changes in the Company’s lease portfolio since December 31, 2020.
(15) COMMITMENTS AND CONTINGENCIES
Litigation and Claims
The Company is, and from time to time may be, a party to claims and legal proceedings generally incidental to its business that are principally covered under contracts with its customers and insurance policies. In the opinion of management, there are no legal matters or claims likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Other Commitments
The Company has commitments under its lease obligations (see Note 14).

2
2

Contingencies
The Company records a contingent liability when it is both probable that a loss has been incurred, and the amount can be reasonably estimated. If these estimates and assumptions change or prove to be incorrect, it could have a material impact on the Company’s condensed consolidated financial statements. Contingencies are inherently unpredictable, and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.
On May 23, 2016, the Company entered into a launch services agreement with a customer to provide three commercial dedicated launches which would deliver the customer’s payloads over the period of 2017 through 2020. Per the terms of the agreement, each dedicated launch shall have a firm fixed price below current launch vehicle costs. During the year ended December 31, 2018, the Company determined that it was probable that the costs to provide the services as stipulated by the launch services agreement would exceed the fixed firm price of each launch. As such, the Company recorded a provision for contract loss for these three dedicated launches. During the year ended December 31, 2020, one of the three launches occurred. On April 21, 2021, the launch services agreement was amended, resulting in one additional launch and the potential for price increases on the second and third launches dependent on the customer’s desired payload configuration. The provision for contract losses outstanding as of September 30, 2021 related to the remaining three remaining launches is
$4,066.
(16) INCOME TAXES
Income tax benefit and the effective tax rate for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Income tax benefit	$1,684	$1,000	$979	$251
Effective tax rate	(1.9)%	(7.4)%	(0.8)%	(0.7)%
The tax provisions for the three and nine months ended September 30, 2021 and 2020 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary.
The annual effective tax rate was lower than the federal statutory rate due primarily to a full valuation allowance in the United States and partially offset by recurring items such as foreign taxes based on local country statutory rates, the effect of stock-based compensation, and foreign withholding taxes, as well as by discrete items that may occur in any given year but are not consistent from year to year.
On March 11, 2021, the President signed the American Rescue Plan Act of 2021 into law. The new law provides extensive and varied stimulus relief meant to mitigate the impact of
COVID-19.
The Company will continue to evaluate the impact that the American Rescue Plan will have, if any, on its financial position and effective tax rate in 2021 and beyond.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act provided numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. These and other provisions of the CARES Act are not expected to have a material impact on the Company’s income tax expense and effective tax rate.

2
3

On December 27, 2020, the United States enacted the Consolidated Appropriations Act of 2021 (“CAA”). The CAA includes provisions extending certain CARES Act provisions and adds coronavirus relief, tax and health extenders. The Company will continue to evaluate the impact of the CAA on its financial statements in 2021 and beyond.
The Company is not currently under examination by the IRS, foreign or state and local tax authorities. Due to the net operating loss (“NOL”) carryforwards, the Company remains subject to examination for U.S. federal and state jurisdictions for all years beginning with the year ended March 31, 2016. The Company’s foreign subsidiaries are generally subject to examination within four years from the end of the tax year during which the tax return was filed.
No significant changes in the Company’s unrecognized tax benefits are expected to occur within the next 12 months.
(17) NET LOSS PER SHARE
Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during each period. While outstanding, each series of Preferred Stock was considered to be a participating security. Therefore, the Company applies the two-class method
in calculating its net loss per share for periods when the Company generates net income. Net losses are not allocated to the Preferred Stockholders, as they were not contractually obligated to share in the Company’s losses.
Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the as-converted method,
or
two-class
method for participating securities, whichever is more dilutive. Potentially dilutive shares are comprised of Preferred Stock, Preferred Stock warrants, common stock warrants, restricted stock units, stock options, and Earnout Shares issuable upon the achievement of the Stock Price Target (see Note 1). For the three and nine months ended September 30, 2021 and 2020, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive.
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company for the three and nine months ended September 30, 2021 and 2020:

	Three Months September 30,		Nine Months September 30 ,

	2021	2020	2021	2020

Numerator
Net loss attributable to common stockholders-basic and diluted	$(87,969)	$(12,605)	$(120,516)	$(36,058)
Denominator
Weighted average common shares outstanding-basic and diluted	228,266,647	76,053,044	129,232,016	74,754,779
Net loss per share attributable to common stockholders-basic and diluted	$(0.39)	$(0.17)	$(0.93)	$(0.48)

2
4

The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	September 30,

	2021	2020

Legacy Rocket Lab preferred stock	—	283,843,764
Legacy Rocket Lab preferred stock warrants	—	1,123,959
Legacy Rocket Lab common stock warrants	—	463,710
Stock options and restricted stock units	29,248,916	28,963,503
Public and Private Warrants	16,266,666	—
(18) SEGMENTS
The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company manages its business primarily based upon two operating segments, Launch Services and Space Systems. Each of these operating segments represents a reportable segment. Launch Services provides launch services to customer on a dedicated mission or ride share basis. Space Systems is comprised of spacecraft engineering, program management, satellite components, spacecraft manufacturing and mission operations. Although many of the Company’s contracts with customers contain elements of Space Systems and Launch Services, each reporting segment is managed separately to better align with customer’s needs and the Company’s growth plans. The Company evaluates the performance of its reportable segments based on gross profit. For contracts with customers that contain both Space Systems and Launch Services elements, revenues for each reporting segment are generally allocated based upon the overall costs incurred for each of the reporting segments in comparison to total overall costs of the contract.
The following table shows information by re
p
ortable segment:

	Three Months Ended September 30,
	2021	2021	2020	2020
	Launch Services	Space Systems	Launch Services	Space Systems

Revenues	$1,123	$4,164	$9,765	$905
Cost of revenues	16,521	1,217	11,907	648

Gross profit (loss)	$(15,398)	$2,947	$(2,142)	$257

	Nine Months Ended September 30,
	2021	2021	2020	2020
	Launch Services	Space Systems	Launch Services	Space Systems

Revenues	$25,202	$9,557	$18,225	$1,198
Cost of revenues	40,216	3,121	26,414	772

Gross profit (loss)	$(15,014)	$6,436	$(8,189)	$426

Management does not regularly review either reporting segment’s total assets or operating expenses. This is because in general, the Company’s long-lived assets, facilities, and equipment are shared by each reporting segment.

2
5

(19) RELATED PARTY TRANSACTIONS
There are three members of our board of directors that are affiliated with three separate entities that are invested in our common stock, two of which individually hold greater than 5% beneficial ownership. Each entity was granted one seat on our board which is filled by a partner of the affiliated entity. On September 14, 2018 and through subsequent closings, Rocket Lab sold an aggregate of 39,575,426 shares of its Series E convertible preferred stock for an aggregate purchase price of $137,739. In connection with this transaction, these entities acquired 3,028,345 of Series E convertible preferred stock for $10,539 and Rocket Lab entered into certain Amended and Restated Investors’ Rights Agreement, Amended and Restated Voting Agreement, and Amended and Restated First Refusal and
Co-Sale
Agreement with each of the purchasers of Rocket Lab’s Series E convertible preferred stock, and certain other Rocket Lab stockholders (collectively, the “Investor Agreements”). Such Investor Agreements were subsequently amended and restated in connection with Rocket Lab’s
Series E-1
convertible preferred stock financing on May 18, 2020 whereby Rocket Lab sold an aggregate of 5,890,047 shares of its
Series E-1
convertible preferred stock for an aggregate purchase price of $20,500. These entities with an affiliated director purchased 1,292,931 shares of
Series E-1
convertible preferred stock for $4,499. In connection with the Business Combination, all of the convertible preferred stock was converted into shares of common stock.
As of September 30, 2021 and December 31, 2020, there are no amounts due to or from related parties.
(20) SUBSEQUENT EVENTS
Business Acquisition
On October 12, 2021 the Company completed the acquisition of Advanced Solutions, Inc. (“ASI”). ASI is an engineering company that develops flight software, simulation systems and guidance, navigation and control (“GNC”) systems. ASI’s customers include agencies within the Defense Department, Air Force, NASA, other aerospace prime contractors, commercial spacecraft developers and space startups. ASI will be part of the Company’s Space Systems operating segment and continue to serve its current customers and support the Company’s Photon missions, satellite components, and space and ground software capabilities.
The transaction qualifies as an acquisition of a business and will be accounted for as a business combination. The Company purchased 100% of the issued and outstanding equity interests of ASI for aggregate consideration of $40,000, subject to customary adjustments at closing for cash, working capital, transaction expenses and indebtedness, and amounts placed in escrow. The purchase agreement also includes an additional potential earn out payment of up to $5,500 based on achievement of certain performance metrics for the business in its fiscal year ending December 31, 2021.
The Company has not yet completed the initial purchase price allocation for this acquisition, including obtaining all of the information required for the valuation of the acquired intangible assets, goodwill, assets and liabilities assumed, due to the timing of the close of the transaction.
Probable Acquisition
On November 15, 2021, the Company entered into an Agreement and Plan of Merger (the “PSC Merger Agreement”), by and among the Company, Platinum Merger Sub, Inc. (“PSC Merger Sub”), Planetary Systems Corporation (“PSC”), and Michael Whalen as shareholder representative, which provides for, among other things, the merger of PSC Merger Sub with and into PSC, with PSC being the surviving corporation of the merger and a direct, wholly owned subsidiary of the Company. Pursuant to the terms of the PSC Merger Agreement, all of the issued and outstanding shares of PSC will be cancelled in exchange for aggregate consideration of up to approximately $
42,000
in cash, 1,720,841 shares of the Company’s common stock, and up to 956,023 shares of the Company’s common stock that are subject to a performance based earn-out, subject to customary adjustments at closing for cash, working capital, transaction expenses and indebtedness, and amounts held back by the Company (the “PSC Acquisition”). The PSC Merger Agreement contains representations, warranties and indemnification provisions customary for transactions of this kind. In connection with the PSC Acquisition, the Company has entered into customary offer letters or employment agreements with certain key employees of PSC. The Company has also agreed to file a resale registration statement with respect to the common stock issued or issuable in the PSC Acquisition prior to the six-month anniversary of the date of the PSC Merger Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form
10-Q,
as well as Rocket Labs’ audited consolidated financial statements and notes thereto included in the final prospectus dated October 7, 2021 (the
“S-1
Prospectus”) and filed with the SEC. Certain amounts may not foot due to rounding. Certain information in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form
10-Q
contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described under the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and Item II, Part 1A. “Risk Factors” included in this Quarterly Report on Form
10-Q
and under the heading “Risk Factors” in the
S-1
Prospectus filed with the SEC. We assume no obligation to update any of these forward-looking statements. Actual results may differ materially from those contained in any forward-looking statements.
Rocket Lab USA, Inc. entered into a merger agreement (the “Agreement”) with Vector Acquisition Corporation (“VACQ”), on March 1, 2021, as amended by Amendment No. 1 thereto, dated May 7, 2021 and Amendment No. 2 thereto, dated June 25, 2021. The transactions contemplated by the terms of the Agreement were completed on August 25, 2021 (the “Merger”), in conjunction with which VACQ changed its name to Rocket Lab USA, Inc. (hereafter referred to as “Rocket Lab”, the “Company”, “we”, “us” or “our”, unless the context otherwise requires). The transactions contemplated in the Agreement are collectively referred to as the “Business Combination”.
Overview
Rocket Lab is an
end-to-end
space company with an established track record of mission success. We deliver reliable launch services, satellites and other spacecraft, and on-orbit
management solutions that make it faster, easier and more affordable to access space.
While our business has historically been centered on the development of small-class launch vehicles and related sale of launch services, we are currently innovating in the areas of medium-class launch vehicles and launch services, space systems design and manufacturing, on-orbit
management solutions, and space data applications. Each of these initiatives addresses a critical component of the end-to-end
solution and our value proposition for the space economy:

•	Launch Services is the design, manufacture, and launch of orbital rockets to deploy payloads to various Earth orbits and interplanetary destinations.

•	Space Systems is the design and manufacture of spacecraft components and spacecraft, as well as on-orbit constellation management services and space data applications.
Electron is our orbital small launch vehicle that was designed from the ground up to accommodate a high launch rate business model to meet the growing and dynamic needs of our customers for small launch services. Since its maiden launch in 2017, Electron has become the leading small spacecraft launch vehicle delivering 105 satellites to orbit for government and commercial customers across 18 successful missions through September 30, 2021. In 2020, Electron was the second most frequently launched rocket by companies operating in the United States and established Rocket Lab as the fourth most frequent launcher globally. Our launch services program has seen us develop many industry innovations, including 3D printed rocket engines, an electric-pump-fed
rocket engine, fully carbon composite first stage fuel tanks, a private orbital launch complex, a rocket stage that converts into a spacecraft on orbit, and the ability to successfully recover a stage from space, providing a path to reusability.
In March 2021, we announced plans to develop our reusable-ready medium-capacity Neutron launch vehicle which will increase the payload capacity of our space launch vehicles to approximately 17,000 lbs (8,000 kg), for launches to low-Earth
orbit and lighter payloads into higher orbits. Neutron will be tailored for commercial and U.S. government constellation launches and capable of human space flight and cargo and crew resupply to the International Space Station. Neutron will also provide a dedicated service to orbit for larger civil, defense and commercial payloads that need a level of schedule control and high-flight cadence not available on large and heavy lift rockets. Neutron is expected to have the capability of launching nearly all of the spacecraft that we expect to be launched through 2029 and we expect to be able to leverage Electron’s flight heritage, various vehicle subsystems designs, launch complexes and ground station infrastructure.

Our space systems initiative is centered on the design, manufacture, and sale of the Photon family of small spacecraft, which are configurable for a range of low Earth orbit, medium Earth orbit, geosynchronous orbit and interplanetary missions. Our Photon family of spacecraft enable us to offer an end-to-end
mission solution encompassing launch, spacecraft, ground services and mission operations to provide customers with streamlined access to orbit with Rocket Lab as a single mission partner.
Our space systems initiative is also supported by the design and manufacture of a range of components for satellites and other spacecraft, including reaction wheels, star trackers, magnetic torque rods and batteries and has additional products in development to serve a wide variety of sub-system
functions. We entered this market with our acquisition of leading spacecraft components manufacturer Sinclair Interplanetary, which brought incremental vertically-integrated capabilities for our own spacecraft and also enabled Rocket Lab to deliver high-volume manufacturing of critical spacecraft components at scale prices to the broader spacecraft merchant market.
Recent Developments
On October 12, 2021, we entered into a membership interest purchase agreement (the “ASI Purchase Agreement”) with ASI Aerospace LLC (“ASI”), Willis Vern Holdings, Inc., the shareholders of ASI, and John A. Cuseo, as shareholder representative, pursuant to which we agreed to purchase 100% of the issued and outstanding equity interests of ASI for aggregate consideration of $40 million, subject to customary adjustments at closing for cash, working capital, transaction expenses and indebtedness, and amounts placed in escrow. The ASI Purchase Agreement also includes an additional potential earn out payment of up to $5.5 million based on achievement of certain performance metrics for the business in its fiscal year ending December 31, 2021. The ASI Purchase Agreement contains representations, warranties and indemnification provisions customary for transactions of this kind. In connection with the acquisition, we entered into customary offer letters and non-competition
and
non-solicitation
agreements with certain key employees of ASI. The transactions contemplated by the ASI Purchase Agreement closed on October 12, 2021.
On November 15, 2021, we entered into an Agreement and Plan of Merger (the “PSC Merger Agreement”), by and among us, Platinum Merger Sub, Inc. (“PSC Merger Sub”), Planetary Systems Corporation (“PSC”), and Michael Whalen as shareholder representative, which provides for, among other things, the merger of PSC Merger Sub with and into PSC, with PSC being the surviving corporation of the merger and a direct, wholly owned subsidiary of us. Pursuant to the terms of the PSC Merger Agreement, all of the issued and outstanding shares of PSC will be cancelled in exchange for aggregate consideration of up to approximately $42 million in cash, 1,720,841 shares of the Company’s common stock, and up to 956,023 shares of our common stock that are subject to a performance based earn-out, subject to customary adjustments at closing for cash, working capital, transaction expenses and indebtedness, and amounts held back by us (the “PSC Acquisition”). The PSC Merger Agreement contains representations, warranties and indemnification provisions customary for transactions of this kind. In connection with the PSC Acquisition, we have entered into customary offer letters or employment agreements with certain key employees of PSC. We have also agreed to file a resale registration statement with respect to the common stock issued or issuable in the PSC Acquisition prior to the six-month anniversary of the date of the PSC Merger Agreement. The transactions contemplated by the PSC Merger Agreement are expected to close in our fourth quarter of 2021.
Public Company Costs
As a consequence of the Business Combination, we are a Nasdaq listed company, which required us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.
Additionally, we expect our capital and operating expenditures will increase significantly in connection with ongoing activities as we:

•	increase our investment in marketing, advertising, sales and distribution infrastructure for our existing and future products and services;

•	develop additional new products and enhancements to existing products;

•	obtain, maintain and improve our operational, financial and management performance;

•	hire additional personnel;

•	obtain, maintain, expand and protect our intellectual property portfolio; and

•	operate as a public company.

Key Metrics and Select Financial Data
We monitor the following key financial and operational metrics that assist us in evaluating our business, measuring our performance, identifying trends and making strategic decisions.
Launch Vehicle Build-Rate and Launch Cadence
We built approximately three launch vehicles in 2019 and approximately eight launch vehicles in 2020. We anticipate we will build a total of approximately eight launch vehicles by the end of 2021. Although we experienced a negative impact in 2020 and 2021 as a result of the COVID-19 shutdowns and restrictions on our operations discussed in more detail below under “
Key

Factors Affecting Our Performance—Covid-19 Pandemic,”

we believe that the growth in build rate prior to such COVID-19 restrictions is a positive indicator of our ability to scale our manufacturing operations in support of our anticipated growth rate in revenue in the coming years.
We launched six vehicles in 2019 and seven vehicles in 2020. We have launched four vehicles through the nine months ended September 30, 2021, including one vehicle in the three months ended September 30, 2021. The number of launches is an indicator of our ability to convert mission awards into revenue in a timely manner and demonstrate the scalability of our launch operations. Growth rates between launches and total launch service revenue are not perfectly correlated because our total revenue is affected by other variables, such as the revenue per launch, which can vary considerably based on factors such as unique orbit and insertion requirements, payload handling needs, launch location, time sensitivity of mission completion and other factors. Although we experienced a negative impact in 2020 and 2021 as a result of the COVID-19 shutdowns and restrictions on our operations discussed in more detail below under “
Key

Factors Affecting Our Performance—Covid-19 Pandemic,”

we believe that the growth in launch rate prior to such COVID-19 restrictions is a positive indicator of our ability to scale our launch operations in support of our anticipated growth rate in revenue in the coming years.
Revenue Growth
Three Months Ended September 30, 2021 and 2020
We generated $5.3 million and $10.7 million in revenue for the three months ended September 30, 2021 and 2020, respectively, representing a year-on-year
decrease in revenue of approximately 50%. This
year-on-year
decrease primarily resulted from impacts related to the novel coronavirus
(“COVID-19”)
affecting our ability to provide launch services to our customers, which was slightly offset by broad based growth across our space systems products and services.
Nine Months Ended September 30, 2021 and 2020
We generated $34.8 million and $19.4 million in revenue for the nine months ended September 30, 2021 and 2020, respectively, representing a year-on-year
increase in revenue of approximately 79%. This
year-on-year
increase primarily resulted from a higher average contractual price per launch service and broad based growth across our space systems products and services.
Revenue Value Per Launch
Revenue value per launch represents the average revenue per launch contract attributable to launches that occurred during a period, regardless of when the revenue was recognized. Revenue value per launch can be a useful metric to provide insight into general competitiveness and price sensitivity in the marketplace. Revenue value per launch can vary considerably, based on factors such as unique orbit and insertion requirements, payload handling needs, launch location, time sensitivity of mission completion and other factors, and as such may not provide absolute clarity with regards to pricing and competitive dynamics in the marketplace.
Three Months Ended September 30, 2021 and 2020
In the three months ended September 30, 2021 and 2020, our revenue value per launch was $12.1 million and $4.7 million, respectively. Meanwhile, cost per launch was $21.3 million and $6.0 million for the three months ended September 30, 2021 and 2020, respectively. The increase in cost per launch in the three months ended September 30, 2021 was driven by stock based compensation charges related to the Business Combination and related stock units as well as lower manufacturing absorption driven by COVID-19 impacts.
Nine Months Ended September 30, 2021 and 2020
In the nine months ended September 30, 2021 and 2020, our revenue value per launch was $8.8 million and $5.8 million, respectively. Meanwhile, cost per launch was $10.1 million and $6.7 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in cost per launch in the nine months ended September 30, 2021 was driven by stock based compensation charges related to the Business Combination and related stock units as well as lower manufacturing absorption driven by COVID-19 impacts.

Backlog
Backlog represents future revenues that we would recognize in connection with the completion of all contracts and purchase orders that have been entered into by our customers, excluding any customer options for future products or services that have not yet been exercised. Contracts for launch services and spacecraft builds typically include termination rights that may be exercised by customers upon advanced notice and payment of a specified termination fee. As of September 30, 2021, our backlog totaled $183.1 million. We expect to recognize approximately 52% of our backlog over the next 12 months and the remainder recognized thereafter.
Key Factors Affecting Our Performance
COVID-19 Pandemic
In December 2019,
COVID-19
surfaced in Wuhan, China. The World Health Organization (“WHO”) declared a global emergency on January 30, 2020 with respect to the outbreak, and several countries have initiated travel restrictions, closed borders and given social distancing directives, including instructions requiring “shelter-in-place”. On
March 11, 2020, the WHO declared
the COVID-19 outbreak
a pandemic. As a result of the pandemic, the United States and New Zealand governments shut down various sectors of the respective economies. In the United States, we were deemed an essential service and no pauses were made to our United States’ based operations. As a result of the shutdown in New Zealand, we had to delay certain scheduled launches to a later date. In addition to existing travel restrictions, some locales may impose prolonged quarantines and further restrict travel, which may significantly impact the ability of our employees to get to their places of work to produce products, may make it such that we are unable to obtain certain long lead time components on a timely basis or at a cost-effective price, or may significantly hamper our customers from traveling to our launch facilities to prepare payloads for launch. Rocket Lab has taken temporary precautionary measures intended to help minimize the risk of the virus to its employees, including temporarily requiring some employees to work remotely and implementing social distancing protocols for all work conducted onsite. Rocket Lab has suspended non-essential travel
worldwide for employees and is discouraging employee attendance at other gatherings.
The extent
of COVID-19’s effect
on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. At this time, it is not possible to determine the magnitude of the overall impact of COVID-19 on
our business. However, it could have a material adverse effect on our business, financial condition, liquidity, results of operations and cash flows.
Ability to sell additional launch services, space systems and service and spacecraft components to new and existing customers
Our results will be impacted by our ability to sell our launch services, space systems and services, and spacecraft components to new and existing customers. We have had success with Electron successfully launching 18 times delivering 105 satellites to orbit through September 30, 2021. Our spacecraft components have flown on more than 100 spacecrafts and our family of Photon spacecraft has been awarded missions to the Moon, Mars and Venus. Our growth opportunity is dependent on our ability to expand our addressable launch services market with larger volumetric and higher mass payloads capabilities of our recently announced medium-capacity Neutron launch vehicle, which will address large commercial and government constellation launch opportunities. Our growth opportunity is also dependent on our ability to win satellite spacecraft constellation missions and expand our portfolio of strategic spacecraft components. Our ability to sell additional products to existing customers is a key part of our success, as follow-on
purchases indicate customer satisfaction and decrease the likelihood of competitive substitution. To sell additional products and services to new and existing customers, we will need to continue to invest significant resources in our products and services. If we fail to make the right investment decisions, if customers do not adopt our products and service, or if our competitors are able to develop technology or products and services that are superior to ours, our business, prospects, financial condition and operating results could be adversely affected.

Ability to improve profit margins and scale our business
We intend to continue investing in initiatives to improve our operating leverage and significantly ramp production. We believe continued reduction in costs and an increase in production volumes will enable the cost of launch vehicles to decline and expand our gross margins. Our ability to achieve our production-efficiency objectives could be negatively impacted by a variety of factors including, among other things, lower-than-expected facility utilization rates, manufacturing and production cost overruns, increased purchased material costs and unexpected supply-chain quality issues or interruptions. If we are unable to achieve our goals, we may not be able to reduce operating costs, which would negatively impact gross margin and profitability.
Government expenditures and private enterprise investment into the space economy
Government expenditures and private enterprise investment has fueled the growth in our target markets. We expect the continued availability of government expenditures and private investment for our customers to help fund purchases of our products and services will remain. This is an important factor in our company’s growth prospects.
Components of Results of Operations
Revenue
Our revenues are derived from a combination of long-term fixed price contracts for launch services and spacecraft builds, and purchase order spacecraft components sales. Revenues from long-term contracts are recognized using either the “point-in-time” or
“over-time” method of revenue
recognition. Point-in-time revenue
recognition results in cash payments being initially accrued to the balance sheet as deferred revenue as contractual milestones are accomplished and then recognized as revenue once the final contractual obligation is completed. Over-time revenue recognition is based on an input measure of progress based on costs incurred compared to estimated total costs at completion. Each project has a contractual revenue value and an estimated cost. The over-time revenue is recognized based on the percentage of the total project cost that has been realized.
Estimating future revenues and associated costs and profit is a process requiring a high degree of management judgment, including management’s assumptions regarding our future operational performance as well as general economic conditions. Frequently, the period of performance of a contract extends over a long period of time and, as such, revenue recognition and our profitability from a particular contract may be affected to the extent that estimated costs to complete are revised, delivery schedules are delayed, performance-based milestones are not achieved or progress under a contract is otherwise impeded. Accordingly, our recorded revenues and operating profit from period to period can fluctuate significantly depending on when the point-in-time or
over-time contractual obligations are achieved. In the event cost estimates indicate a loss on a contract, the total amount of such loss is recorded in the period in which the loss is first estimated.
For a description of our revenue recognition policies, see the section titled “—
 Critical Accounting Policies and Estimates
.”
Cost of revenues
Cost of revenues consists primarily of direct material and labor costs, manufacturing overhead, other personnel-related expenses, which include salaries, bonuses, benefits and stock-based compensation expense, reserves for estimated warranty costs, freight expense and depreciation expense. Cost of revenues also includes charges to write-down the carrying value of inventory when it exceeds its estimated net realizable value, including on-hand inventory
that is either obsolete or in excess of forecasted demand. We expect our cost of revenues to increase in absolute dollars in future periods as we sell more launch services, space systems and components. As we grow into our current capacity and execute on cost-reduction initiatives, we expect our cost of revenues as a percentage of revenue to decrease over time.
Because direct labor costs and manufacturing overhead comprise more than 60% of cost of revenues, increasing our production rate resulting in greater absorption of these costs is our most critical cost reduction initiative. Increasing our production rate is a cross-functional effort involving manufacturing, engineering, supply chain and finance.

Operating Expenses
Our operating expenses consist of research and development and selling, general and administrative expenses.
Research and Development
Research and development expense consists primarily of personnel-related expenses, consulting and contractor expenses, validation and testing expense, prototype parts and materials and depreciation expense. We intend to continue to make significant investments in developing new products and enhancing existing products. Research and development expense will be variable relative to the number of products that are in development, validation or testing. However, we expect it to decline as a percentage of total revenue over time.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of personnel-related expenses for our sales, marketing, supply chain, finance, legal, human resources and administrative personnel, as well as the costs of customer service, information technology, professional services insurance, travel, allocated overhead and other marketing, communications and administrative expenses. We will continue to actively promote our products. We also expect to invest in our corporate organization and incur additional expenses associated with transitioning to, and operating as, a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums and compliance costs. As a result, we expect that selling, general and administrative expenses will increase in absolute dollars in future periods but decline as a percentage of total revenue over time.
Interest (expense) income, net
Interest expense consists primarily of interest expense incurred on debt and interest income consists primarily of interest income earned on our cash and cash equivalents and short-term investments balances.
Gain (loss) on foreign exchange
Gain (loss) on foreign exchange relates to currency fluctuations that generate foreign exchange gains or losses on invoices denominated in currencies other than the U.S. Dollar.
Change in fair value of liability classified warrants
Change in fair value of liability classified warrants relates to changes in the fair value of warrant liabilities.
Other expense (income), net
Other expense (income), net relates to other expense and income.

Results of Operations
The following table sets forth our consolidated statements of operations information and data as a percentage of revenue for each of the periods indicated (in thousands, except percentages):

	Three months ended
	September 30, 2021		September 30, 2020
	$	%	$	%
Revenues	$5,287	100.0%	$10,670	100.0%
Cost of revenues	17,738	335.5%	12,555	117.7%

Gross loss	(12,451)	(235.5)%	(1,885)	(17.7)%
Operating expenses:
Research and development, net	14,189	268.4%	4,903	46.0%
Selling, general and administrative	25,655	485.2%	6,057	56.8%

Total operating expenses	39,844	753.6%	10,960	102.8%

Operating loss	(52,295)	(989.1)%	(12,845)	(120.5)%
Other income (expense):
Interest income (expense), net	(2,977)	(56.3)%	(29)	(0.3)%
Gain (loss) on foreign exchange	16	0.3%	(129)	(1.2)%
Change in fair value of liability classified warrants	(33,947)	(642.1)%	(562)	(5.3)%
Other income (expense), net	(450)	(8.5)%	(40)	(0.4)%

Total other income (expense), net	(37,358)	(706.6)%	(760)	(7.2)%

Loss before income taxes	(89,653)	(1,695.7)%	(13,605)	(127.7)%
Benefit for income taxes	1,684	31.9%	1,000	9.4%

Net loss	$(87,969)	(1,663.8)%	$(12,605)	(118.3)%

	Nine months ended
	September 30, 2021		September 30, 2020
	$	%	$	%
Revenues	$34,759	100.0%	$19,423	100.0%
Cost of revenues	43,337	124.7%	27,186	140.0%

Gross loss	(8,578)	(24.7)%	(7,763)	(40.0)%
Operating expenses:
Research and development, net	29,797	85.7%	11,009	56.7%
Selling, general and administrative	39,347	113.2%	17,378	89.5%

Total operating expenses	69,144	198.9%	28,387	146.2%

Operating loss	(77,722)	(223.6)%	(36,150)	(186.2)%
Other income (expense):
Interest income (expense), net	(3,377)	(9.7)%	213	1.1%
Gain (loss) on foreign exchange	(389)	(1.1)%	(564)	(2.9)%
Change in fair value of liability classified warrants	(39,424)	(113.4)%	(425)	(2.2)%
Other income (expense), net	(583)	(1.7)%	617	3.2%

Total other income (expense), net	(43,773)	(125.9)%	(159)	(0.8)%

Loss before income taxes	(121,495)	(349.5)%	(36,309)	(187.0)%
Benefit for income taxes	979	2.8%	251	1.3%

Net loss	$(120,516)	(346.7)%	$(36,058)	(185.7)%

Comparison of the Three Months Ended September 30, 2021 and September 30, 2020
Revenues

	Three months ended
(in thousands, except percentages)	September 30, 2021	September 30, 2020	$ Change	% Change
Revenues	$5,287	$10,670	$(5,383)	(50)%
Revenue decreased by $5.4 million, or 50%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Launch services revenue was $1.1 million in the three months ended September 30, 2021, a decrease of $8.6 million, or 88%, primarily due to a lower launch cadence driven by
COVID-19
related impacts to business operations and lower content due to over-time revenue recognition versus point-in-time
revenue recognition in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Space systems revenue was $4.2 million in the three months ended September 30, 2021, an increase of $3.3 million, or 360% driven by broad based growth across all of our space systems products and services.
Cost of Revenues

	Three months ended
(in thousands, except percentages)	September 30, 2021	September 30, 2020	$ Change	% Change
Cost of revenues	$17,738	$12,555	$5,183	41%
Cost of revenues increased by $5.2 million, or 41%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase in cost of revenue was primarily driven by a step-up related to our Business Combination and vesting of restricted stock units in stock-based compensation of $7.6 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Cost of revenues for the three months ended September 30, 2021 also increased to 336% of total revenue during the three months ended September 30, 2021 as compared to 118% during the three months ended September 30, 2020.
Research and Development, Net

	Three months ended
(in thousands, except percentages)	September 30, 2021	September 30, 2020	$ Change	% Change
Research and development, net	$14,189	$4,903	$9,286	189%
Research and development expense increased by $9.3 million, or 189%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to a $5.6 million increase in a step-up related to our Business Combination and vesting of restricted stock units in stock-based compensation, Neutron development, a baseline low earth orbit and interplanetary spacecraft platform and increased labor and prototype spend focused on broadening our spacecraft component product portfolio.
Selling, General and Administrative

	Three months ended
(in thousands, except percentages)	September 30, 2021	September 30, 2020	$ Change	% Change
Selling, general and administrative	$25,655	$6,057	$19,598	324%
Selling, general and administrative expense increased by $19.6 million, or 324%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to a $17.1 million increase in a step-up related to our Business Combination and vesting of restricted stock units in stock-based compensation and redemption compensation expense, increased costs associated with being a public company and third party professional fees related to the recently announced acquisition of ASI Aerospace LLC.

Interest Income (Expense), Net

	Three months ended
(in thousands, except percentages)	September 30, 2021	September 30, 2020	$ Change	% Change
Interest income (expense), net	$(2,977)	$(29)	$(2,948)	10,166%
Interest expense increased by $2.9 million, or 10,166%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to borrowings under our secured term loan agreement.
Gain (Loss) on Foreign Exchange

	Three months ended
(in thousands, except percentages)	September 30, 2021	September 30, 2020	$ Change	% Change
Gain (loss) on foreign exchange	$16	$(129)	$145	(112)%
Loss on foreign exchange declined by $0.1 million, or 112%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to fluctuations in the foreign exchange of the New Zealand Dollar and Canadian Dollar as compared to the U.S. Dollar.
Change in Fair Value of Liability Classified Warrants

	Three months ended
(in thousands, except percentages)	September 30, 2021	September 30, 2020	$ Change	% Change
Change in fair value of liability classified warrants	$(33,947)	$(562)	$(33,385)	5,940%
Change in fair value of liability classified warrants expense increased by $33.4 million, or 5,940%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily as a result of the change in fair value of liability classified warrants assumed in connection with the Business Combination.
Other Income (Expense), Net

	Three months ended
(in thousands, except percentages)	September 30, 2021	September 30, 2020	$ Change	% Change
Other income (expense), net	$(450)	$(40)	$(410)	1,025%
Other expense increased by $0.4 million, or 1,025%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to bank fees related to our term loan initiation with Hercules and the termination of the SVB term loan.
Benefit for Income Taxes

	Three months ended
(in thousands, except percentages)	September 30, 2021	September 30, 2020	$ Change	% Change
Benefit for income taxes	$1,684	$1,000	$684	68%
We recorded income tax benefit of $1.7 million and $1.0 million for the three months ended September 30, 2021 and September 30, 2020, respectively. The annual effective tax rate was 1.9% for the three months ended September 30, 2021, compared to 7.4% for the three months ended September 30, 2020. The annual effective tax rate was lower than the federal statutory rate due primarily to a full valuation allowance in the United States and was partially offset by recurring items such as foreign taxes based on local country statutory rates, excess tax benefits related to share-based compensation, and foreign withholding taxes, as well as by discrete items that may occur in any given year but are not consistent from year to year.

Comparison of the Nine Months Ended September 30, 2021 and September 30, 2020
Revenues

	Nine months ended
(in thousands, except percentages)	September 30, 2021	September 30, 2020	$ Change	% Change
Revenues	$34,759	$19,423	$15,336	79%
Revenue increased by $15.3 million, or 79%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Launch services revenue was $25.2 million in the nine months ended September 30, 2021, an increase of $7.0 million, or 38%, primarily due to higher content per launch service agreement in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Space systems revenue was $9.6 million in the nine months ended September 30, 2021, an increase of $8.4 million, or 698%, primarily due to broad based growth across space systems products and service offerings.
Cost of Revenues

	Nine months ended
(in thousands, except percentages)	September 30, 2021	September 30, 2020	$ Change	% Change
Cost of revenues	$43,337	$27,186	$16,151	59%
Cost of revenues increased by $16.2 million, or 59%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase in cost of revenues was driven by a step-up related to our Business Combination and vesting of restricted stock units in stock-based compensation of $7.5 million and lower production utilization due to
COVID-19
related impacts during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Cost of revenues for the nine months ended September 30, 2021 also decreased to 125% of total revenue from 140% for the nine months ended September 30, 2020 due to an increase in revenues, partially offset by the aforementioned step-up of stock-based compensation expense and
COVID-19
related impacts.
Research and Development, Net

	Nine months ended
(in thousands, except percentages)	September 30, 2021	September 30, 2020	$ Change	% Change
Research and development, net	$29,797	$11,009	$18,788	171%
Research and development expense increased by $18.8 million, or 171%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to a step-up related to our Business Combination and vesting of restricted stock units in stock-based compensation of $6.1 million and increased labor and prototype spend focused on broadening our spacecraft component product portfolio and a baseline low earth orbit and interplanetary spacecraft platform.
Selling, General and Administrative

	Nine months ended
(in thousands, except percentages)	September 30, 2021	September 30, 2020	$ Change	% Change
Selling, general and administrative	$39,347	$17,378	$21,969	126%
Selling, general and administrative expense increased by $22.0 million, or 126%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to a $17.1 million increase in a step-up related to our Business Combination and vesting of restricted stock units in stock-based compensation and redemption compensation expense, increased costs associated with being a public company including third party services and higher staff cost related to supporting public company reporting requirements.

Interest Income (Expense), Net

	Nine months ended
(in thousands, except percentages)	September 30, 2021	September 30, 2020	$ Change	% Change
Interest income (expense), net	$(3,377)	$213	$(3,590)	(1,685)%
Interest expense increased by $3.6 million, or 1,685%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to borrowings under our secured term loan agreement.
Loss on Foreign Exchange

	Nine months ended
(in thousands, except percentages)	September 30, 2021	September 30, 2020	$ Change	% Change
Loss on foreign exchange	$(389)	$(564)	$175	(31)%
Loss on foreign exchange declined by $0.2 million, or 31%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to fluctuations in the foreign exchange of New Zealand Dollar and Canadian Dollar as compared to the U.S. dollar.
Change in Fair Value of Liability Classified Warrants

	Nine months ended
(in thousands, except percentages)	September 30, 2021	September 30, 2020	$ Change	% Change
Change in fair value of liability classified warrants	$(39,424)	$(425)	$(38,999)	9,176%
Change in fair value of liability classified warrants expense increased by $39.0 million, or 9,176%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily as a result of the change in fair value of liability classified warrants assumed in connection with the Business Combination.
Other Income (Expense), Net

	Nine months ended
(in thousands, except percentages)	September 30, 2021	September 30, 2020	$ Change	% Change
Other income (expense), net	$(583)	$617	$(1,200)	(194)%
Other expense increased by $1.2 million, or 194%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to bank fees related to our term loan initiation with Hercules and the termination of the SVB term loan.
Benefit for Income Taxes

	Nine months ended
(in thousands, except percentages)	September 30, 2021	September 30, 2020	$ Change	% Change
Benefit for income taxes	$979	$251	$728	290%
We recorded income tax benefit of $1.0 million and $0.3 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. The annual effective tax rate was 0.8% for the nine months ended September 30, 2021, compared to 0.7% for the nine months ended September 30, 2020. The annual effective tax rate was lower than the federal statutory rate due primarily to a full valuation allowance in the United States and was partially offset by recurring items such as foreign taxes based on local country statutory rates, excess tax benefits related to share-based compensation, and foreign withholding taxes, as well as by discrete items that may occur in any given year but are not consistent from year to year.

Liquidity and Capital Resources
Since inception, we have funded our operations with proceeds from sales of our capital stock, bank debt, research and development grant proceeds, and cash flows from the sale of our products and services. As of September 30, 2021, we had $792.7 million of cash and cash equivalents. Our primary requirements for liquidity and capital are investment in new products and technologies, the expansion of existing manufacturing facilities, working capital, debt service, acquisitions and general corporate needs. Historically, these cash requirements have been met through the net proceeds we received through private sales of equity securities, borrowings under our credit facilities, and payments received from customers.
We believe that our existing cash and cash equivalents and payments from customers will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.
With the funds raised in connection with the Business Combination and the PIPE financing, we expect no additional capital will be needed to execute our business plan over the next 12 months, although we may choose to take advantage of opportunistic capital raising or refinancing transactions at any time. We will continue to invest in increasing production and expanding our product offerings through acquisitions.
Our future capital requirements will depend on many factors, including our launch cadence, traction in space system, the expansion of sales and marketing activities, the timing and extent of spending to support product development efforts, the introduction of new and enhanced products, the continuing market adoption of our products, the timing and extent of additional capital expenditures to invest in existing and new office spaces. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued product innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.
Indebtedness
Hercules Capital Secured Term Loan
On June 10, 2021, the Company entered into a $100 million secured term loan agreement with Hercules Capital, Inc. (the “Hercules Capital Secured Term Loan”) and borrowed the full amount under the secured term loan agreement. The term loan has a maturity date of June 1, 2024 and is secured by substantially all of the assets of the Company. Payments due for the term loan are interest-only until the maturity date with interest payable monthly in arrears. The outstanding principal bears (i) cash interest at the greater of (a) 8.15% or (b) 8.15% plus the prime rate minus 3.25%
and (ii) payment-in-kind interest
of 1.25% which is accrued and added to the outstanding principal balance. Prepayment of the outstanding principal is permitted under the loan agreement and subject to certain prepayment fees. In connection with the secured term loan, the Company paid an initial facility charge of $1 million and the Company will be required to pay an end of term charge of $3.25 million upon repayment of the loan. The secured term loan agreement contains customary representations, warranties, non-financial covenants,
and events of default. The Company is in compliance with all debt covenants related to its long-term borrowings as of September 30, 2021. As of September 30, 2021, there was $99.4 million outstanding under the Hercules Capital Secured Term Loan, of which $2.8 million was classified as current in the Company’s condensed consolidated balance sheets, with the remainder classified as a long-term borrowing. As of September 30, 2021, the Company had no availability under the Hercules Capital Secured Term Loan.
In connection with the $100 million Hercules Capital Secured Term Loan, the Company repaid the $15 million advance under the SVB Revolving Line and Term Loan Line and terminated the Loan and Security Agreement (see below).

Revolving Line and Term Loan Line
On December 23, 2020, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank for a maximum of $35 million in financing which included a warrant to purchase 121,689 shares of common stock at a price of $1.28 per share (after giving effect to the exchange ratio in the Business Combination) (see Note 11 to our condensed consolidated financial statements contained elsewhere in this report). The $35 million may be drawn upon utilizing the Revolving Line and Term Loan Line (the “Revolving Line and Term Loan Line”) subject to certain terms and conditions. On May 13, 2021, the Company borrowed $15 million as a Term Loan advance under its Loan and Security Agreement. On June 10, 2021, the Company repaid the $15 million as a Term Loan advance under its Loan and Security Agreement upon funding of the Hercules Capital Secured Term Loan and the Revolving Line was closed.
Cash Flows
The following table summarizes our cash flows for the periods presented:

(in thousands)	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Net cash provided by (used in):
Operating activities	$(49,877)	$(21,415)
Investing activities	(11,447)	(29,985)
Financing activities	801,779	20,869
Effect of exchange rate changes	(599)	(683)

Net decrease in cash, cash equivalents, and restricted cash	$739,856	$(31,214)

Cash Flows from Operating Activities
Net cash used for operating activities was $49.9 million for the nine months ended September 30, 2021 consisted of $120.5 million in operating loss, $70.2 million in non-cash
expense and $0.5 million in cash from operating assets and liabilities. Included in the non-cash
expense are $39.4 million in liability-classified warrant expense, $24.2 million in stock-based compensation expense and $7.4 million in depreciation and amortization. Included in the cash generation from operating assets and liabilities are $25.0 million increase in deferred revenue offset by a $12.2 million increase in inventory and a $10.6 million increase in accounts receivable.
Cash Flows from Investing Activities
Cash used in investing activities for the nine months ended September 30, 2021 of $11.4 million was primarily driven by lab investments in Long Beach, California, which will be used to support classified government programs, Launch Complex 1 in Mahia, New Zealand, where we are nearing completion on our second launch pad and adding additional support facilities to support launch operations and safety, and our propulsion development and test facility near Auckland, New Zealand, which consolidates and supports all Curie engine development and hot fire testing.
Cash Flows from Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2021 of $801.8 million was primarily related to the closing of our Business Combination with VACQ and PIPE proceeds of $730.5 million, $98.9 million in a long-term secured term loan, $2.8 million from the exercise of stock options offset by $30.4 million in the repurchase of shares and options from management.

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates as disclosed in our audited financial statements included in our

Form S-1

Prospectus
filed with the Securities and Exchange Commission on October 7, 2021, besides the below addition of warrant liability.
Warrant Liability
We account for the warrants assumed in connection with the Business Combination in accordance with the guidance contained in ASC
815-40,
Derivatives and Hedging
, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our Consolidated Statements of Operations and Comprehensive Loss.
Off-Balance
Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance
sheet arrangements, as defined under applicable SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange rates and interest rates.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of each of our subsidiaries is either its local currency. The assets and liabilities of each of our subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date and operations accounts are translated using the average exchange rate for the relevant period. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains or losses due to transactions in foreign currencies are reflected in the consolidated statements of operations under the line item “Gain (Loss) in Foreign Exchange.” Despite approximately 50% and 37% of our cash expenditures in three and nine months ended September 30, 2021 being denominated in foreign currencies, respectively, while materially all of our revenues are denominated in U.S. dollars, we have not engaged in the hedging of foreign currency risk to date, although we may choose to do so in the future. As such, a 10% or greater move in exchange rates versus the U.S. dollar could have a material impact on our financial results and position.
Interest Rate Risk
We had cash and cash equivalents of $792.7 million as of September 30, 2021, comprised of operating accounts and money market instruments. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Emerging Growth Company Status
In April 2012, the JOBS Act was enacted. Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of our financials to those of other public companies more difficult.

Item 4.	Controls and Procedures
Management’s Evaluation of our Disclosure Controls and
Procedures
We maintain “disclosure controls and procedures,” as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis.
As previously disclosed, we have identified material weaknesses in our internal control over financial reporting that we are currently working to remediate. The material weaknesses we identified were as follows:

•
We did not maintain an effective control environment as we did not maintain a sufficient complement of accounting and financial reporting resources commensurate with our financial reporting requirements. This material weakness contributed to the following material weaknesses:

•
We did not design or maintain appropriate controls over completeness and accuracy of schedules supporting journal entries. This included schedules related to accounting estimates used in calculating revenue and cost of sales for long term contracts in sufficient levels of detail to ensure the accuracy and completeness of inputs.

•
We did not design or maintain the appropriate controls over the review the work of the third parties used to assist management in technical accounting positions such as the accounting for revenue in accordance with ASC 606,
Revenue from Contracts with Customers
, and specialists used for income taxes and valuations of common stock, warrants and acquired intangible assets.

•	We did not maintain appropriate controls which were designed over the review of account reconciliations and the preparation of the statement of cash flows.
Our management is in the process of developing a remediation plan. The material weaknesses will be considered remediated when our management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of its remediation plans and will make changes management determines to be appropriate.
Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form
10-Q.
Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2021 as a result of the material weaknesses described above. Notwithstanding these material weaknesses, we have employed supplementary procedures to ensure that the financial statements contained in this filing fairly present our financial position, results of operations and cash flows for the reporting periods covered herein in all material respects.
Changes in Internal Control over Financial Reporting
Other than as discussed above with respect to the remediation efforts for identified material weaknesses, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors
As a result of the closing of the Business Combination on August 25, 2021, certain of the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020, may no longer apply. For risk factors relating to our business following the Business Combination, please refer to the section entitled “Risk Factors” in the prospectus dated October 7, 2021 related to our Registration Statement on Form
S-1
(File
No. 333-259757),
which was filed with the SEC pursuant to Rule 424(b) on October 7, 2021, which are incorporated by reference herein, in addition to the following:
Additional Risks Relating to Our Business
The U.S. presidential executive order concerning mandatory
COVID-19
vaccination of U.S.-based employees of companies that work on or in support of federal contracts could have a material adverse impact on our business and results of operations.
On September 9, 2021, President Biden issued an executive order requiring all employers with U.S. Government contracts to ensure that their U.S.-based employees, contractors, and subcontractors, that work on or in support of U.S. Government contracts, are fully vaccinated by January 4, 2022. The executive order includes on-site
and remote U.S.-based employees, contractors and subcontractors and it only permits limited exceptions for medical and religious reasons.
In addition, on September 9, 2021, President Biden announced that he has directed Occupational Safety and Health Administration (“OSHA”) to develop an emergency temporary standard (“ETS”) mandating either the full vaccination or weekly testing of employees for employers with 100 or more employees. OSHA has not issued the ETS nor provided any additional information on its contents or requirements.
It is currently not possible to predict with certainty the impact the executive order or OSHA ETS will have on our workforce. As a U.S. Government contractor, we are requiring all U.S. based employees, contractors and subcontractors that service or support our U.S. Government contracts to be fully vaccinated by January 4, 2022. Employees who are not subject to this requirement and who are not fully vaccinated may be subject to the ETS that will require them to get a
COVID-19
test at least once a week. Additional vaccine mandates may be announced in jurisdictions in which our businesses operate. Our implementation of these requirements may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business, financial condition, and results of operations.

Item 2.	Recent Sales of Unregistered Securities and Use of Proceeds
On September 10, 2021, we issued 878,887 shares of common stock to SVB Financial Group upon exercise of warrants for Rocket Lab common stock originally issued on March 23, 2015, March 24, 2016, and December 23, 2020 with Silicon Valley Bank on a cashless basis as provided for in the terms of the respective warrant agreements. The issuance of shares of common stock upon the cashless exercise of the SVB Financial Group warrants were not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption for registration provided by Section 3(a)(9) of the Securities Act.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

10.1**+	Membership Interest Purchase Agreement with ASI Aerospace LLC dated October 12, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 12, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1*†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Previously filed.
†
The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Quarterly Report on Form
10-Q
and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

+
Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation
S-K.
A copy of any omitted schedule or exhibit will be furnished supplementally to the staff of the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKET LAB USA, INC.

November 15, 2021	By:	/s/ Peter Beck
Peter Beck
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

November 15, 2021	By:	/s/ Adam Spice
Adam Spice
Chief Financial Officer
(Principal Financial and Accounting Officer)

44