Form 10-K
period 2021-12-31
Rocket Lab USA, Inc.
filed 2022-03-24
CIK 1819994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39560

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $348.5 million (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each other person who may be deemed to be an affiliate of the registrant have been excluded from the computation. This determination of affiliate status with respect to the foregoing calculation is not necessarily a conclusive determination for other purposes.

As of March 17, 2022, the registrant had 464,776,507 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated by reference to the registrant’s proxy statement or the Proxy Statement, for the 2022 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. The information included in this Annual Report on Form 10-K has been provided by us and our management, and such forward-looking statements include statements relating to the expectations, hopes, beliefs, intentions or strategies regarding the future of Rocket Lab USA, Inc. (the “Company”) and its management team. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “could,” “expect,” “intends,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments and their potential effects on Rocket Lab. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described below and under the heading “Risk Factors.”

•
Our ability to effectively manage future growth and achieve operational efficiencies;
•
changes in the competitive and highly regulated industries in which we operate, variations in operating performance across competitors, changes in laws and regulations affecting our business and changes in the combined capital structure;
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
•
the risk of downturns in the commercial launch services and spacecraft industry;
•
our ability to anticipate changes in the markets for rocket launch services, mission services, spacecraft and spacecraft components;
•
macroeconomic conditions resulting from the global pandemic related to the novel coronavirus (“COVID-19”);
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

i

•
any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks;
•
the effect of the COVID-19 pandemic on the foregoing, including potential delays in the timing of launches due to government lock-downs, including travel restrictions or other factors impacting travel; and
•
other factors detailed under the section of this Annual Report on Form 10-K entitled “Risk Factors.”

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the COVID-19 outbreak and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission (the “SEC”) as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. All forward-looking statements are qualified in their entirety by this cautionary statement.

You should also note that we may announce material business and financial information to our investors using our website (including at https://investors.rocketlabusa.com), filings with the SEC, webcasts, press releases, and conference calls. We use these mediums, as well as our official corporate accounts on social media outlets such as Twitter, Facebook, LinkedIn and YouTube, to broadcast our launches and other significant events, and to communicate with the public about our company, our products, and other matters. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website and through our other official social media channels. The information contained on, or that can be accessed through, our website or our social media channels is not a part of this Annual Report on Form 10-K.

Unless the context requires otherwise, references in this Annual Report to “Rocket Lab,” “Company,” “we,” “us” and “our” refer to Rocket Lab USA, Inc. and our subsidiaries.

ii

iii

PART I

Item 1. Business

Corporate History and Background

Rocket Lab entered into a merger agreement (the “Agreement”) with Vector Acquisition Corporation (“Vector”), on March 1, 2021, as amended by Amendment No. 1 thereto, dated May 7, 2021 and Amendment No. 2 thereto, dated June 25, 2021. The transactions contemplated by the terms of the Agreement were completed on August 25, 2021 (the “Business Combination”), in conjunction with which Vector changed its name to Rocket Lab USA, Inc.

As a result of the Business Combination, share and per share amounts presented in this Annual Report on Form 10-K for periods prior to the Business Combination for Rocket Lab USA, Inc. have been retroactively converted by application of the exchange ratio of 9.059659. For more information regarding the Business Combination, see Item I, Note 1 to the Notes to Audited Consolidated Financial Statements and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.

Who We Are

Our Mission: We Open Access to Space to Improve Life on Earth.

Rocket Lab is an end-to-end space company with an established track record of mission success. We deliver reliable launch services, spacecraft design services, spacecraft components, spacecraft manufacturing and other spacecraft and on-orbit management solutions that make it faster, easier and more affordable to access space. We believe that space has defined some of humanity’s greatest achievements and it continues to shape our future. We are motivated by the impact we can have on Earth by making it easier to get to space and to use it as a platform for innovation, exploration and infrastructure.

Unprecedented commercial investment and government expenditures are driving rapid growth in the space economy. As one of select few commercial companies delivering regular access to orbit, our proven launch vehicle, spacecraft technology and global infrastructure uniquely position us to grow this dynamic market. Advances in technologies, materials and components have led to miniaturization of spacecraft and a significant reduction in cost and time-to-market, concurrent with the increase in demand for space applications such as communications, remote sensing, Earth observation, meteorology and navigation. We provide customers with frequent, reliable and cost-effective access to orbit for this new generation of small spacecraft with Electron, a fully carbon composite launch vehicle powered by Rutherford, our electric turbopump 3D printed engines. Since our first Electron launch in 2017 through December 31, 2021, we have delivered 109 spacecraft to space across 20 successful orbital missions for commercial and government customers, including the United States (“U.S.”) Department of Defense (“DoD”), the National Aeronautics and Space Administration (“NASA”), the Defense Advanced Research Projects Agency (“DARPA”) and the National Reconnaissance Office (“NRO”), and a number of domestic and international commercial spacecraft operators including Blacksky Holdings, Canon, Kinéis, Capella Space, Planet, OHB Group and Synspective. In 2021, Electron was the second most frequently launched rocket by companies operating in the United States and established us as the fourth most frequent launcher globally.

Rocket Lab’s frequent launch cadence has been enabled through innovative manufacturing techniques for Electron, including 3D printing and automation, but production is only part of the formula for frequent and reliable launch. We believe our launch infrastructure is a key part of our success. We currently operate a private launch complex located in Mahia, New Zealand, which we refer to as Launch Complex 1 (“LC-1”). This launch complex is supported by a bi-lateral treaty between the United States and New Zealand governments that enables us to use U.S. launch and spacecraft technology for launches at LC-1 that otherwise would not be permitted for launches from foreign soil. This treaty provides us with a competitive advantage over other companies launching rockets from outside the U.S. that do not have the benefit of such a treaty. Additionally, by operating our own private launch complex, we do not have to share the launch complex with other launch providers and, subject to obtaining required regulatory clearances for launches, have complete control over launch schedule and availability. LC-1 serves as our high-volume launch complex with two operational launch pads, with our second launch pad at LC-1 brought operational in February 2022, capable of supporting up to 120 missions every year. We also have access to use a dedicated launch pad at NASA’s Wallops Flight Facility, at Wallops Island, Virginia, which we refer to as Launch Complex 2 (“LC-2”). We have built out all of the physical infrastructure that we need in order to use this launch complex and, upon certification of our automated flight termination system software by NASA, we will be able to begin conducting launches from LC-2. Rocket Lab’s operations have received the designation of Essential Critical Infrastructure for National Security from the DoD, and can support 24-hour rapid call-up capability for defense needs and urgent constellation replenishment. LC-2 is currently licensed to launch 12 missions per year.

Building on our strong foundation with Electron, we are now developing our Neutron launch vehicle, which will be an advanced reusable 8-ton payload class launch vehicle tailored for large constellation deployments, interplanetary missions and human spaceflight. We expect constellation missions to make up an increasing percentage of small spacecraft launched, versus bespoke or one-off missions, and Neutron is tailored to meet demand from this growing market.

Consistent with our endeavor to provide end-to-end space solutions or our customers, Rocket Lab has expanded beyond launch services into space systems, delivering diverse spacecraft component solutions, design services, and spacecraft as a service from low Earth orbit constellations to deep space and interplanetary missions for government and commercial customers. Our Space Systems business utilizes our launch services, merchant spacecraft component offerings, spacecraft design services, our family of Photon spacecraft, partnerships with global ground network service providers as well as our own ground station network, and on-orbit constellation management capabilities to provide customers a complete solution that encompasses spacecraft design, build, launch and on-orbit operations.

Our Competitive Strengths

Our competitive strengths include:

•
Flight Heritage – First Mover Advantage: Electron is the first small launch vehicle to establish frequent and reliable access to space with 20 successful orbital missions and 109 spacecraft deployed through December 31, 2021, and 21 successful missions as of February 2022. Successfully reaching orbit not just once, but repeatedly delivering mission success across more than four years of launches, demonstrates Electron as a mature launch vehicle, and Rocket Lab broadly possessing a sophisticated team and robust manufacturing infrastructure and processes. We believe this gives us a significant competitive advantage ahead of potential new market entrants to secure Rocket Lab both higher volume and market share and increasingly higher-value missions from our customers.
•
Unique Technologies: We have innovated around key launch vehicle and spacecraft features and capabilities, including:
o
Carbon composite tanks and structures, delivering substantial mass-savings while maintaining strong structural integrity;
o
An electric turbo-pump fed rocket engine that delivers high-performance while removing the complexity associated with traditional gas generator cycle engines;
o
We believe we were the first company to 3D print an orbital rocket engine, and as of December 31, 2021 have flight heritage with over 250 engines launched to space. We leverage our unique 3D printing capabilities beyond engines, to enable ultra-rapid design and testing of new flight hardware and dramatically shorten our time-to-market; and
o
A unique kick stage that delivers spacecraft to precise and individual orbits increasing deployment flexibility and cost effectiveness for our customers. The kick stage can also be utilized as a fully-featured spacecraft, enabling hosted payload opportunities for our customers and for our own constellation applications.
•
Deep Vertical Integration: We have extensive vertically integrated design and manufacturing capabilities, having developed world-class engineering and manufacturing teams across the United States, New Zealand and Canada. This allows us to manage and control almost every aspect of design, manufacturing and launch operations, enabling rapid prototyping and streamlined production to deliver products and solutions to orbit faster.
•
Integrated Design and Test Capabilities: We own and operate our own propulsion test infrastructure, allowing us the capacity and flexibility to accelerate time-to-market while ensuring quality and a high rate of mission success.
•
Private Launch Complex: Rocket Lab operates its private orbital launch complex, LC-1 in Mahia, New Zealand. This launch complex can support up to 120 launches every year, which is significantly more than the current annual total number of launches from all U.S. spaceports combined. By operating our own private launch complex, we have eliminated the availability issues commonly faced by other launch providers competing for a limited number of slots on shared launch complexes that they do not control.
•
A complete end-to-end space solution: Providing services and data from space has traditionally meant relying on multiple suppliers and mission partners. By being able to provide launch services, spacecraft design and manufacture services, including the vertically integrated supply of key spacecraft components, and on-orbit constellation management services, Rocket Lab is amassing the strategic keys to space.

Customers

Launch Services. As of December 31, 2021, we have launched and deployed 109 spacecraft for our customers, which includes government customers, such as the DoD, NASA and other U.S. government agencies. We also provide launch service to major domestic and international commercial spacecraft operators. Our launch services have been used by more than 20 organizations.

Space Systems. As of December 31, 2021, we have flight hardware and spacecraft that have flown on over 600 missions, including legacy missions enabled by Sinclair Interplanetary (acquired April 2020), Advanced Space Solutions, Inc (acquired October 2021) and Planetary Space Corporation (acquired November 2021). In addition, the acquisition of SolAero Technologies closed in the first quarter of 2022. Our Space systems solutions have been used by a diverse mix of commercial, aerospace prime contractors and government customers.

Our Growth Strategy

We are pursuing the following growth strategies:

•
Leverage our market position as the first U.S. commercially operational dedicated small launch provider with NASA Category 1 certification and 20 successful launches and 109 spacecraft deployed as of December 31, 2021, to win increasing numbers of launch services contracts and be entrusted with higher value payloads to drive an increase in our average selling price of our launch services.
•
Expand our addressable launch market with the development of the medium lift Neutron launch vehicle, where the additional lift capacity will enable significantly higher revenue per launch.
•
Apply world-class manufacturing scaling and cost-reduction capabilities to the production of our spacecraft components and subsystems to capture large constellation design win opportunities and increasing market share.
•
Expand our portfolio of strategic components for spacecraft by commercializing solutions developed for our launch vehicles and family of Photon spacecraft, including; avionics subsystems, radios and batteries.
•
Leverage our proven Photon spacecraft platform to provide streamlined hosted payload and technology demonstration capabilities in low Earth orbit to commercial and government customers without the need for customers to procure separately designed and built third-party spacecraft buses.
•
Build upon ongoing interplanetary Photon spacecraft development efforts as well as our announced Neutron launch vehicle development to expand our addressable market for interplanetary scientific and commercial missions.
•
Leverage our cost and frequency advantaged “access to space,” enabled by our established launch assets and proven capabilities, to further penetrate the available market for on-orbit constellation management.

Product & Services Overview

We design and manufacture small and medium-class rockets, spacecraft and spacecraft components to support the space economy. Our launch services are used to place spacecraft into Earth orbit and escape trajectories, and utilize orbital launch vehicles that place payloads into a variety of planes/inclinations and altitude trajectories. Our spacecraft component solutions are the building blocks for spacecraft, which includes reaction wheels, star trackers, magnetic torque rods, Solar panels, Radios, Separation Systems, Command and Control spacecraft Software, separation systems, and power solutions. Our family of Photon spacecraft is configurable for a range of low Earth orbit, medium Earth orbit, geosynchronous orbit and interplanetary missions.

•
Launch Services: We currently provide reliable and responsive launch services into Low Earth Orbit on Electron for small spacecraft up to 300 kg. We also have Neutron, a medium lift launch vehicle, in development to provide efficient constellation launch services for payloads up to 8,000 kg. Between these two launch vehicles, we expect to have the capability of launching nearly all of the spacecraft that we expect to require launch through 2029. We can support up to 120 launch opportunities every year from LC-1, which is our private launch complex in Mahia, New Zealand, and, upon certification of our automated flight termination system software by NASA, will be able to commence launches from LC-2 at NASA’s Wallops Flight Facility, at Wallops Island, Virginia.
•
Space Systems: We provide spacecraft solutions for government and commercial customers ranging from selling individual spacecraft components for use by customers in constructing their own spacecraft, to complete spacecraft design, manufacture and on-orbit operations. With our end-to-end space systems solutions, customers can procure launch services, spacecraft, ground services and on-orbit management from one source, significantly streamlining their path to orbit.

Launch Services

We design, manufacture and launch orbital rockets to deploy payloads across a range of government and commercial missions from low Earth orbit to interplanetary destinations.

Electron is our orbital small launch vehicle that was designed to accommodate a high launch cadence business model to meet the growing and dynamic needs of our customers for small spacecraft launch services. Combining the use of innovative manufacturing technologies, including 3D printing and automation, Electron is optimized for rapid and frequent launch and has established itself as one of the most prolific and reliable launch vehicles in the market. Since its maiden launch in 2017, Electron has become the leading small spacecraft launch vehicle delivering 109 spacecraft to orbit for government and commercial customers across 20 successful orbital missions through December 31, 2021. In 2021, Electron was the second most frequently launched rocket by companies operating in the United States, and established Rocket Lab as the fourth most frequent launcher globally. Our launch services program has seen us develop many industry-leading innovations, including 3D printed electric turbo-pump rocket engines, fully carbon composite fuel tanks, a private orbital launch complex, a kick stage that can be configured to convert into a highly capable spacecraft on orbit, and the potential ability to successfully recover a stage from space, providing a path to reusability.

Electron provides tailored access to orbit for the high-growth small spacecraft market across dedicated and rideshare missions. It is capable of deploying spacecraft of up to 300 kg to low Earth orbit across a wide range of orbital inclinations from 38 to 120 degrees from our operational LC-1 in Mahia New Zealand. Electron is also capable of delivering spacecraft to deep space and interplanetary destinations, a capability which we will attempt to demonstrate in 2022 with the launch of a NASA mission to the Moon in support of the agency’s Artemis program. Electron has two primary stages and an innovative third kick stage, standing at 18 meters tall, with a diameter of 1.2 meters and a lift-off mass of approximately 14,000 kg. Electron’s design includes innovative use of avionics and electrical systems, and advanced carbon-composites for its structures and propellant tanks. Carbon-composite construction decreases mass by as much as 40 percent relative to other materials, contributing to Electron’s mass-to-orbit performance. Our in-house assembly of Electron’s composite tanks and structures improves cost efficiency and supports high rates of production. Electron’s kick stage enables the spacecraft to be placed in circular orbits, which is necessary for a spacecraft to maintain consistent altitude and is capable of engine restarts to deliver multiple payloads to a range of orbits, meeting precise orbit insertion requirements, and deorbiting to avoid contributing to orbital debris, also known as space junk.

Electron is propelled by a total of ten Rutherford engines that we manufacture at our headquarters in Long Beach, California. The Rutherford engine is a 5,600-lbf engine fueled by liquid oxygen and kerosene fed by electric turbo-pumps and is based on a propulsion cycle that makes use of electric motors and high-performance lithium polymer batteries to drive liquid oxygen and kerosene fuel pumps. Electric turbo-pumps are lower complexity than the turbomachinery typically required for gas generator cycles, yet still achieve high efficiency. We believe our Rutherford engine is the first oxygen/hydrocarbon engine to use additive manufacturing for all primary components, including the regeneratively cooled thrust chamber, injector pumps and main valves.

Electron is currently launched from our private launch complex in Mahia, New Zealand and, upon certification of our flight termination system software by NASA, we plan to begin launching Electron from our new launch complex at NASA’s Wallops Flight Facility, at Wallops Island, Virginia. As of December 31, 2021, Electron had successfully launched 20 times and deployed 109 spacecraft to orbit.

In March 2021, we announced plans to develop our reusable-ready medium-capacity Neutron launch vehicle which will increase the payload capacity of our space launch vehicles to approximately 8,000 kg, for launches to low Earth orbit and lighter payloads into higher orbits. Neutron will be tailored for commercial and U.S. government constellation launches and capable of human space flight and cargo and crew resupply to the International Space Station. Neutron will also provide a dedicated service to orbit for larger civil, defense and commercial payloads that need a level of schedule control and high-flight cadence not available on large and heavy lift rocket rideshare programs. Neutron is expected to have the capability of launching nearly all of the spacecraft that we expect to be launched through 2029, and we expect to be able to leverage Electron’s flight heritage, various vehicle subsystems designs, launch complexes and ground station infrastructure.

The medium-lift Neutron will be a two-stage launch vehicle that stands 40 meters tall with a 5-meter diameter fairing and a lift capacity of up to 8,000 kg to low Earth orbit, 2,000 kg to the Moon, and 1,500 kg to Mars and Venus. Neutron will feature a reusable first stage designed to return to launch site as well as land on an ocean platform, enabling flexibility of use, higher launch cadence, and decreased launch costs for customers. Neutron launches are planned to take place from Virginia’s Mid-Atlantic Regional Spaceport located at the NASA Wallops Flight Facility. We aim to leverage existing infrastructure at the Mid-Atlantic Regional Spaceport, with the goal of lessening the incremental investments and accelerating the timeline to first launch, expected as early as 2024.

Space Systems

Our space systems product and services offerings include the Photon family of spacecraft, a portfolio of market and technology leading spacecraft components, spacecraft engineering and design services, and on-orbit constellation management services.

The Photon family of small spacecraft is configurable for a range of low Earth orbit, medium Earth orbit, geosynchronous orbit, and interplanetary missions. Photon is a versatile platform that can be configured to meet a broad range of our customers’ requirements. Photon can be configured to operate as the upper stage of Electron (the kick stage) during launch, then with a simple command it transitions into an operational spacecraft on orbit, eliminating the parasitic mass of deployed spacecraft and enabling full use of the fairing volume for payloads. Photon can also fly on other launch vehicles, such as our recently announced in-development Neutron launch vehicle, and as a secondary payload on rockets developed under the National Security Space Launch program of the U.S. Space Force. Our Photon family of spacecraft enable us to offer an end-to-end mission solution encompassing launch, spacecraft, ground services, and mission operations to provide customers with streamlined access to orbit with Rocket Lab as a single mission partner.

Our family of Photon spacecraft can be used to conduct space-related scientific research, collect imagery and other remote-sensing data about the Earth, carry out lunar and other deep space planetary missions, and to demonstrate new space technologies. Our family of Photon spacecraft can also be used in combination with Electron to deploy individual spacecraft in different orbital locations and complete constellations in a single mission. Our spacecraft are intended for commercial, defense and civil government customers, including the DoD, NASA, other U.S. government agencies, and governments worldwide. Our first Photon spacecraft was successfully launched and placed into service in August 2020 and a second operational Photon was successfully launched in March 2021. Photon has been selected by NASA in 2021 for the CAPSTONE mission, which is a pathfinder for the lunar Gateway initiative of the Artemis program, which involves a mini-space station NASA intends to use as a staging point for crewed lunar landings beginning as soon as 2024. Photon has also been selected for interplanetary missions to Mars and Venus.

Rocket Lab’s Space Systems business also designs and manufactures a range of spacecraft components, including reaction wheels, star trackers, magnetic torque rods, separation systems, software and power systems, and has additional products in development to serve a wide variety of sub-system functions.

Reaction wheels are motor-driven flywheels used to store angular momentum on a spacecraft. Many spacecraft use three or four reaction wheels to provide agile 3-axis pointing control. Some configurations use a single wheel, called a “momentum wheel,” for stable Earth-pointing control. All Rocket Lab reaction wheels incorporate an onboard digital processor with speed and torque control loops. We make a large number of different wheel sizes. Wheels are sized by their maximum angular momentum measured in Newton-meters (“Nm”). Bigger spacecraft require bigger wheels, but determination of the correct size of wheel for a particular spacecraft requires detailed engineering analysis.

Star trackers are optical sensors that determine the spacecraft’s pointing direction and rotation rate by looking at the stars. Our star trackers are fully integrated units, where one box includes the lens, detector, processor, and all of the power supply and support circuits. A catalog of more than two million possible star triangles is loaded before launch, allowing the processor to determine the direction from any single image.

Magnetic torque rods are long bars of special alloy steel, wound with coils of fine copper wire. When a current is passed through the wire, it becomes an electromagnet which generates a twisting force against the Earth’s magnetic field. Magnetic torque rods are used in low Earth orbit to remove angular momentum from reaction wheels, avoiding the requirement to expend irreplaceable propellant.

Power systems include both the high-capacity high-voltage batteries used to power the electric turbo-pumps in the Rutherford rocket engine used by Electron and other batteries used for small spacecraft.

Separation systems including motorized lightband and canisterized spacecraft dispensers (“CSD”), which are used to separate spacecraft from the launch platform into orbit. The motorized lightband is a ringed system with sizes from 8-inches in diameter up to 62-inches in diameter. Lightband’s deploy spacecraft via motors and a mechanical linkage. The CSD is a reliable and cost-effective housing for small spacecraft that protects a spacecraft during launch and deploys them in space. Fully encapsulated, the CSD minimizes damage risk and eliminates the necessity for heavy or complicated interface structures between the spacecraft and launch vehicle platform.

Our software offerings include:

•
MAX Flight Software runs on a spacecraft flight computer and controls all aspects of spacecraft operations including guidance & control, telecommunications, commanding, telemetry, sequencing, power control, and fault protection. MAX Flight Software is flight-proven off-the-shelf spacecraft flight software that provides the foundation for complex space missions.
•
ODySSy is software that runs on the spacecraft flight computer that simulates all aspects of spacecraft operations on-orbit. This enables analysis and testing of both the software and hardware on the spacecraft through all phases of a spacecraft lifecycle.
•
SOLIS is a software tool that runs in conjunction with the industry standard Systems Tool Kit (“STK”) software and enables engineers to simulate all aspects of a spacecraft mission.
•
MAX Ground Data System is software that enables command and control of spacecraft constellations on-orbit and during pre-launch testing. The software sends spacecraft commands, processes and archives telemetry, automates pass operations, and provides telemetry monitoring and alarming.
•
MAX DevTool is a software tool that allows engineers to rapidly develop new software components within the MAX Flight Software framework.

Flight and Ground Software Services are engineering services to tailor and adapt the MAX Flight software and Ground Data System for a customer’s mission. Ground, Navigation and Control Services are engineering services to provide guidance, navigation, and control system design, analysis, and verification for customer missions. Spacecraft Operations include complete spacecraft operations as a service, covering all aspects of operations including ground station interface, ground data system, and spacecraft operators.

Spacecraft Engineering and Design Services and On-Orbit Constellation Management Services

Our space systems engineering team works with customers to develop, design and manufacture full spacecraft solutions from low Earth orbit to interplanetary spacecraft. We also offer constellation management services where we perform command and control operations and leverage our ground station infrastructure and partnerships to deliver data to spacecraft constellation operator customers following launch.

Sales and Business Development and Mission Management

We sell our launch services and space systems solutions through a unified global business development team that cross-sells across both launch and space systems and leverages shared technical, proposal writing, mission project management and administrative resources. This team is based primarily in the United States and focuses on government customers, such as the DoD, NASA, and other U.S. government agencies, as well as major domestic and international commercial spacecraft operators and spacecraft bus manufacturers. The business development team works closely with our engineering teams to develop optimal solutions for our customers. Given the well-defined and consolidated nature of our customer base, we are able to adequately address our market with a lean and focused team.

Many of our business development team members have previously worked for government agencies and large institutional space and technology companies. They have in-depth knowledge and understanding of the industry and can draw on a vast network of contacts to support business development. With 20 successful orbital missions and 109 spacecraft deployed through December 31, 2021, and a growing number of Rocket Lab spacecraft components operating on orbit, our team has a high-level of insight into customer requirements and evolving industry trends, putting us in a strong position to ensure our products and services meet customer needs.

Marketing

We utilize strategic marketing to accelerate sales opportunities and build brand awareness. Rocket Lab has established a strong brand through various activities, including:

•
conferences and industry events at which we participate, sponsor, exhibit and speak;
•
press releases and media engagement;
•
social media postings;
•
merchandising;
•
cooperative marketing efforts with customers; and
•
communicating our differentiated selling points and product features through marketing collateral such as our website, payload user guides, product data sheets, presentations, and high-quality launch webcasts and videos.

To date, conferences and industry events and direct outreach have been the primary drivers of our sales leads and have helped us achieve sales with relatively low marketing costs.

Engineering

We have made significant investments in our engineering teams. Our team members have a broad range of expertise from a range of industries including; aerospace, automotive, and marine, and broader manufacturing and technology. Rocket Lab’s high level of vertical integration means that these engineering teams design and provide manufacturing support for components, sub-systems, and assemblies across the full range of our launch vehicles, and Photon family of spacecraft. They support the full product lifecycle from new product innovation to sustaining engineering, including payload lift capacity increases and other performance improvements, to new product features such as booster reusability and cost reduction initiatives.

Our engineering teams across New Zealand, the United States, and Canada address all key areas of launch vehicle build, payload integration, launch operations, ground segment communications, on orbit spacecraft operations management, and spacecraft component design and manufacturing. Key areas of technical focus include composite structures, additive manufacturing, machining, avionics and power systems, propulsion assembly and test, spacecraft system design assembly and test, printed circuit-board design, optics integration, guidance and navigation, attitude direction and command and control, amongst other engineering focus areas.

These teams are supported by centralized planning and program management functions that guide significant projects across Rocket Lab for consistency and visibility. We leverage sophisticated product lifecycle management software tools, computer-aided design systems and business processes to drive efficiency and better manage the entire product lifecycle, including design, source and build the products that enable our launch services and end-product deliveries.

Supply Chain

We are highly vertically integrated, in that we design and manufacture many components and subsystems for our launch vehicles, Photon family of spacecraft, and spacecraft components we sell into the merchant market. To support this level of vertical integration we have developed extensive supply chain operations and capabilities that are global in nature and enabled by sophisticated third-party enterprise resource planning systems and tools. These systems and tools are largely supported by an in-house team of enterprise information systems personnel.

We obtain raw materials, components, sub-systems and capital equipment, and other supplies from suppliers that we believe to be reputable and reliable. We have established and follow internal quality control processes to source suppliers, considering engineering validation, quality, cost, delivery and lead-time. We have a quality management team that is responsible for managing and ensuring that supplied components meet quality standards. While we largely source raw materials and other inputs and services from multiple sources, in some cases we also purchase various inputs and services from a sole source. In those sole source supplier situations, as we endeavor to diversify our supply chain, we manage this sole source risk through carrying increased buffer stock, particularly on long-lead items.

Manufacturing, Assembly and Launch Operations

Rocket Lab conducts global operations in support of its research and development manufacturing, assembly and launch operations. We have our Rutherford engines and avionics manufacturing facilities in Long Beach, California, composite manufacturing, high-voltage battery systems, and launch vehicle integration and propulsion testing in Auckland, New Zealand and launch complexes in Mahia, New Zealand and Wallops Island, Virginia. We strive to instill a manufacturing culture of continuous improvement and leverage best practices in quality control and worker safety across our facilities and have achieved Category-1 certification by the NASA Launch Services Program. We possess differentiated in-house rapid prototyping capabilities to support both research and development initiatives and to accelerate time-to-market benefits for critical production ramps. These capabilities include computer numerically controlled machining stations, balancing machines and 3D printers and related expertise.

Long Beach Corporate Headquarters and Manufacturing Facility

We transferred our U.S. headquarters and production operations from Huntington Beach, California to our state of the art 97,000 square foot Long Beach, California facility in March 2020. From our Long Beach, California facility, in addition to manufacturing, we manage corporate administrative functions, sales and business development, launch services mission management, and conduct a range of research and development activities. Our lease for this location expires on June 30, 2027, and we have the option to extend the term of the lease for up to two additional periods of five years each thereafter.

Our Rutherford engine and avionics production activities are conducted out of our Long Beach facility. We designed our manufacturing technology and processes to operate and scale efficiently as we grow and expand our business. Our proprietary manufacturing processes, which include specialized automated equipment, is comprised of three primary steps; (i) additive manufacturing, (ii) machining and (iii) assembly of complete engines and avionics subsystems. Our Long Beach facility is also home to a Mission Operations Center from which our team conducts on-orbit operation of our family of Photon spacecraft. In 2021, we began the process to build-out a space systems manufacturing line in this facility and are nearing completion of this project.

Auckland, New Zealand R&D and Production Complexes

From this location we conduct research and development and design and manufacturing of launch vehicles, conduct remote launch activities, and design and manufacture a range of components and subsystems for the Photon family of spacecraft and broader merchant spacecraft components. We conduct these operations at three adjacent leased buildings comprising an approximately 100,000 square foot research and development and production complex in Auckland, New Zealand. Manufacturing related activities at the Auckland complex include the manufacture, assembly, and testing of high-voltage battery systems that power the Rutherford engines for Electron, the manufacturing and assembly of composite tanks, fairings, and other launch vehicle structures, electrical harnesses, complete kick stages, and final vehicle integration. Research and development activities include those related to launch vehicles, launch operations and a broad range of space systems initiatives. Our primary lease for this complex expires on April 30, 2024, and we have the option to extend the lease to April 30, 2028.

Auckland, New Zealand Propulsion Test Sites

We currently operate two propulsion test sites where we test our rocket engines and related subsystems; a legacy test site at the Auckland New Zealand International Airport, and a new consolidated propulsion test complex approximately 45 km outside of Auckland. Our new propulsion test complex features multiple custom-built vertical test stands for liquid propulsion, composite tank, component and static stage fires. Operating our own private test complex means we avoid the delays and schedule conflicts that are common at shared test facilities. We lease the property where our test sites are located. The current term of the lease for our new test complex expires on November 15, 2029, but we have the right to renew this lease agreement for several additional terms of approximately five years each, which would allow us to continue to use this test complex through at least 2054.

Mahia, New Zealand Launch Complex 1

We operate a private orbital launch complex, our Launch Complex 1, in Mahia, New Zealand. Our launch complex in Mahia, New Zealand is currently our only operational launch complex, and we have launched all of our missions from this complex. We lease the property where Launch Complex 1 is located. The current term of this lease expires on November 30, 2024, but we have the right to renew our lease agreement for four additional terms of three years each, which would allow us to continuing using this launch complex through at least 2036.

This launch complex is capable of supporting up to 120 launches per year. As of February 2022, Rocket Lab operates two active pads at LC-1; Pad A and Pad B. The operation of two launch pads within the launch complex eliminates the time required between launches for a full pad recycle, enabling responsive launch opportunities for our customers. The site features a vehicle processing facility that can house two Electron launch vehicles at any one time to support parallel launch campaigns. LC-1 is home to two identical, state-of-the-art payload processing facilities that include ISO 8 cleanrooms, dedicated electrical control rooms and comfortable customer lounge-style offices.

Wallops Island, Virginia Launch Complex 2

Rocket Lab has access to a dedicated pad located at the Mid-Atlantic Regional Spaceport within the NASA Wallops Flight Facility in Wallops Island, Virginia as a second launch complex. Our current agreement provides us with rights to access the facilities, launch property and services at this launch complex expires on September 28, 2028.

LC-2 represents a new responsive launch capability within the United States. The complex was designed to support both commercial and U.S. government launch services and once operational is licensed to support 12 missions per year. The site can support launches to inclinations between 38 and 60 degrees. In addition to the dedicated launch pad for Electron, Rocket Lab also operates an Integration and Control Facility within the Wallops Research Park. This facility is dedicated to secure vehicle and payload processing facilities. The facility can process several Electron launch vehicles and customer spacecraft concurrently, enabling rapid and responsive launch opportunities and parallel launch campaigns. We have built out all of the physical infrastructure that we need in order to use this launch complex and, upon certification of our flight termination system software by NASA, we will be able to begin scheduling launches from this launch complex.

Competition

Our main sources of competition fall into 4 categories:

•
companies providing dedicated and rideshare launch vehicles to deliver payloads to generic and custom planes/inclinations and altitude trajectories, such as Northrop Grumman, SpaceX, United Launch Alliance (a joint venture between Lockheed Martin Corporation and The Boeing Company), Virgin Orbit and established Russian, Indian, Chinese, European and Japanese launch providers;
•
companies that are reported to have plans to provide launch vehicles that can deliver payloads to a range of planes/inclinations and altitude trajectories;
•
companies providing spacecraft solutions, such as Airbus, Lockheed, Boeing, General Atomics, General Dynamics, Maxar Technology, Northrop Grumman, Raytheon Technologies, Thales Alenia Space, Astro Digital, Tyvak and York Space Systems; and
•
companies providing spacecraft components in the commercial marketplace, such as Ball Aerospace, Raytheon, Collins Aerospace, Bradford Space, Honeywell Aerospace and GOMSpace.

The principal competitive factors in our market include:

•
flight heritage and reliability;
•
delivery schedule;
•
ability to customize products to meet specific needs of the customer;
•
performance and technical features;
•
price; and
•
customer experience.

We believe that we compete favorably across these factors.

Intellectual Property

The protection of our technology and intellectual property is an important aspect of our business. We rely upon a combination of patents, trademarks, trade secrets, copyrights, confidentiality procedures, contractual commitments and other legal rights to establish and protect our intellectual property. We generally enter into confidentiality agreements and invention or work product assignment agreements with our employees and consultants to control access to, and clarify ownership of, our proprietary information.

As of December 31, 2021, we held five issued U.S. patents and had five U.S. patent applications pending. Our U.S. issued patents expire between 2032 and 2040. As of December 31, 2021, we held eight registered trademarks in the United States, including the Rocket Lab mark, and also held 29 registered trademarks in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property. We intend to continue to file additional patent applications with respect to our technology.

Human Capital

As of December 31, 2021, we had approximately 758 full-time permanent employees across the globe, which excludes approximately 425 additional full-time employees who joined subsequent to such date in connection with the closing of our SolAero acquisition in early 2022. We believe the positive relationship we have with our employees and our strong culture of collaboration and innovation differentiate us and are key drivers of our business success. Our employees are not subject to collective bargaining agreements.

Culture

At Rocket Lab we strive to emphasize a culture where we work hard and play hard together. As an example, this competitive and celebratory spirit is best on display during our annual Rocket Challenge and employee awards. Blended teams across the company’s divisions put down their tools, pick up craft supplies and hot glue, and get together across Rocket Lab’s sites to quickly build and launch the competition’s most impressive new small rocket. Quick thinking, innovative craftsmanship, and camaraderie are core to the competition, and hovercrafts, propulsive boats, planes, and helicopters have all been the result. The day is finished with honoring Rocket Lab staff with exclusive long service Rocket Lab aerospace coins, and by celebrating the winners of Rocket Lab’s annual staff award alongside hundreds of Rocket Lab employees. Competition is especially high for employees with the technological skills and experience necessary to support our business, and we believe this culture and employee experience enhances our ability to recruit and retain employees and keep them engaged in the interesting work that supports our mission.

Safety

Rocket Lab has robust health and safety policies, systems, and processes across the business to enable a safe working environment. Supported by the executive leadership team, Rocket Lab employees are empowered to make decisions and take steps to ensure they maintain a safe and healthy workplace for themselves, colleagues and our business.

Diversity, Equity and Inclusion

Diversity unlocks innovation. Different experiences, knowledge, and cultures come together to generate new ways of doing things and new ideas, and we’re committed to attracting and engaging a global team that reflects the diversity of the missions we launch and the communities where we live and work. Our workplace culture places priority on people feeling welcomed, valued, and respected, and we’ve backed this commitment with goals, policies, and initiatives to increase women and minority hires throughout our teams.

Talent

Our Rocket Lab team members are incredibly talented. Our success has come from doing things differently by highly-capable people with various experiences, and so our talent strategy focuses on growing from within. We continue to have a strong focus on promoting internally where we can and supporting staff early in their careers in their ambition to grow and take on more challenging work.

Governmental Regulation

Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings and competitive position, which can be material. We incur or will incur costs to monitor and take actions to comply with governmental regulations that are or will be applicable to our business, which include, among others, federal securities laws and regulations, applicable stock exchange requirements, export and import control, economic sanctions and trade embargo laws and restrictions and regulations of the U.S. Department of Transportation, Federal Aviation Administration (“FAA”), the New Zealand Space Agency and other government agencies in the United States and New Zealand. See “Risk Factors–Risks Relating to Our Business” for a discussion of material risks to us, including, to the extent material, to our competitive position, relating to governmental regulations, and see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” together with our consolidated financial statements, including the related notes included therein, for a discussion of material information relevant to an assessment of our financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have upon our capital expenditures and earnings.

Corporate Information

Our corporate headquarters are located at 3881 McGowen Street, Long Beach, California 90808, and our telephone number is (714) 465-5737. Our website is located at www.rocketlabusa.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) will be made available free of charge on our website as soon as reasonably practicable after we electronically file these materials with, or furnish it to, the Securities and Exchange Commission (“SEC”) on their website located at www.sec.gov. The contents of our website are not incorporated into this Annual Report on Form 10-K, and our reference to the URL for our website is intended to be an inactive textual reference only. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K.

Risk Factors Summary

You should carefully read the risks described below, this Annual Report on Form 10-K and especially consider the factors discussed in the section entitled “Risk Factors.” If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•
We have experienced rapid growth in recent periods and those growth rates may not be indicative of our future growth. If we fail to manage our growth effectively, we may be unable to execute our business plan and our business, results of operations, and financial condition could be harmed.
•
We have a limited operating history in an evolving industry, which makes it difficult to forecast our revenue, plan our expenses and evaluate our business and future prospects.
•
We have a history of losses, we anticipate increasing operating expenses in the future, and we may not be able to achieve and, if ever achieved, maintain profitability.
•
Our future revenue and operating results are dependent on our ability to generate a sustainable order rate for our products and services and develop new technologies to meet the needs of our customers or potential new customers.
•
Our business with various governmental entities is subject to the policies, priorities, regulations, mandates and funding levels of such governmental entities and may be negatively or positively impacted by any change thereto.
•
Our business with various governmental entities is concentrated in a small number of primary contracts. The loss or reduction in scope of any one of our primary contracts would materially reduce our revenue.
•
We derive a substantial amount of our revenues from only a few of our customers. A loss of, or default by, one or more of these major customers, or a material adverse change in any such customer’s business or financial condition, could materially reduce our future revenues and contracted backlog.
•
Disruptions in U.S. government operations and funding could have a material adverse effect on our revenues, earnings and cash flows, and otherwise adversely affect our financial condition.
•
We may not be successful in developing new technology, and the technology we are successful in developing may not meet the needs of our customers or potential new customers.
•
We operate in highly competitive industries and in various jurisdictions across the world which may cause us to have to reduce our prices.
•
Disruptions in the supply of key raw materials or components and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact us.
•
Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.
•
We often rely on a single vendor or a limited number of vendors to provide certain key products or services and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
•
Launch vehicles are subject to manufacturing delays, damage or destruction during pre-launch operations, and launch failures, the occurrence of which can materially and adversely affect our operations.
•
Spacecraft are subject to manufacturing and launch delays, damage or destruction during pre-launch operations, launch failures and incorrect orbital placement, the occurrence of which can materially and adversely affect our operations.
•
If our launch vehicles and spacecraft fail to operate as intended, it could have a material adverse effect on our business, financial condition and results of operations.
•
Our revenue, results of operations and reputation may be negatively impacted if our products contain defects or fail to operate in the expected manner.
•
Any inability to operate Electron at our anticipated launch rate could adversely impact our business, financial condition and results of operations.
•
If our spacecraft fail to operate as intended, it could have a material adverse effect on our business, financial condition and results of operations.
•
The expansion of our operations subjects us to additional risks that can adversely affect our operating results.

•
Acquisitions or divestitures could result in adverse impacts on our operations.
•
Space is a harsh and unpredictable environment where our products and service offerings are exposed to a wide and unique range of environmental risks, including, among others, coronal mass ejections, solar flares and other extreme space weather events and potential collision with space debris or another spacecraft, which could adversely affect our launch vehicle and spacecraft performance.
•
Increased congestion from the proliferation of low Earth orbit constellations could materially increase the risks of potential collision with space debris or another spacecraft and limit or impair our launch flexibility and/or access to our own orbital slots.
•
Our business involves significant risks and uncertainties that may not be covered by insurance.
•
Interruption or failure of our infrastructure could hurt our ability to effectively perform our daily operations and provide and produce our products and services, which could damage our reputation and harm our operating results.
•
Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data, or theft or tampering of intellectual property, any of which could materially adversely impact our business.
•
We are unable to predict the extent to which epidemics, pandemics, and similar outbreaks, including the global COVID-19 pandemic, may adversely impact our business operations, across our global footprint, financial performance, results of operations and stock price.
•
The U.S. presidential executive order concerning mandatory COVID-19 vaccination of U.S.-based employees of companies that work on or in support of federal contracts could have a material adverse impact on our business and results of operations.
•
If we cannot successfully protect our intellectual property, our business could suffer.
•
Our technology may violate the proprietary rights of third parties, which could have a negative impact on our operations.
•
We are highly dependent on the services of Peter Beck, our President, Chief Executive Officer and Chairman, and if we are unable to retain Mr. Beck, our ability to compete could be harmed.
•
Our inability to hire or retain key personnel could adversely affect our business, operating results and financial condition.
•
Labor-related matters, including labor disputes, may adversely affect our operations.
•
Given the relative contribution and materiality of our New Zealand operations, fluctuations in foreign exchange rates or future hedging activities could have a negative impact on our business.
•
We may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders.
•
As a private company, prior to the Business Combination, we were not required to document and test our internal controls over financial reporting nor had our management been required to certify the effectiveness of our internal controls and our auditors have not been required to opine on the effectiveness of our internal control over financial reporting. We have identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences.
•
A significant portion of our management team has limited experience managing a public company.

Item 1A. Risk Factors

Investing in our securities involves risks. You should consider carefully the risks and uncertainties described below, together with all of the other information in Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before deciding whether to purchase any of our securities. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to Our Business

We have experienced rapid growth in recent periods and those growth rates may not be indicative of our future growth. If we fail to manage our growth effectively, we may be unable to execute our business plan and our business, results of operations, and financial condition could be harmed.

We have experienced, and may continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. Additionally, our organizational structure is becoming more complex as we scale our operational, financial and management controls, as well as our reporting systems and procedures. For example, our headcount has grown from approximately 526 employees as of December 2019 to approximately 758 employees as of December 31, 2021, and we have expanded across all areas of our business, including by way of acquisitions.

To manage growth in our operations, we will need to continue to grow and improve our operational, financial and management controls and our reporting systems and procedures. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our management, sales and marketing, administrative, financial, research and development, and other resources. If we fail to manage our anticipated growth, such failure could negatively affect our reputation and harm our ability to attract new customers and to grow our business.

Our revenue was $62.2 million and $35.2 million for the years ended December 31, 2021 and 2020, respectively. In future periods, we may not be able to generate or sustain revenue growth. Our revenue growth has been and may continue to be affected by the COVID-19 pandemic. We believe our success and revenue growth depends on a number of factors, including, but not limited to, our ability to:

•
scale our revenue and achieve the operating efficiencies necessary to achieve and maintain profitability;
•
anticipate and respond to changing customer preferences;
•
anticipate and respond to macroeconomic changes generally, including changes in the markets for rocket launch services, mission services, spacecraft and spacecraft components;
•
improve and expand our operations and information systems;
•
successfully compete against established companies and new market entrants;
•
manage and improve our business processes in response to changing business needs;
•
effectively scale our operations while maintaining high customer satisfaction;
•
hire and retain talented employees at all levels of our business;
•
integrate recent acquisitions, including personnel, systems and business processes;
•
avoid or manage interruptions in our business from information technology downtime, cybersecurity breaches and other factors affecting our physical and digital infrastructure;
•
adapt to changing conditions in our industry and related to the COVID-19 pandemic and measures implemented to contain its spread; and
•
comply with regulations applicable to our business.

If we are unable to accomplish any of these tasks, our revenue growth will be harmed. We also expect our operating expenses to increase in future periods, and if our revenue growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be harmed, and we may not be able to achieve or maintain profitability.

We have a limited operating history in an evolving industry, which makes it difficult to forecast our revenue, plan our expenses and evaluate our business and future prospects.

We have a limited operating history in a rapidly evolving industry that may not develop in a manner favorable to our business. While our business has grown rapidly, and much of that growth has occurred in recent periods, the markets for launch services, space systems, spacecraft components and space data applications may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. As a result of our limited operating history and ongoing changes in our new and evolving industry, including evolving demand for our products and services, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, such as the risks and uncertainties described herein. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors, and our results of operations in future reporting periods may be below the expectations of investors or analysts. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors or analysts, causing our business to suffer and our common stock price to decline.

We have a history of losses, we anticipate increasing operating expenses in the future, and we may not be able to achieve and, if ever achieved, maintain profitability.

We experienced net losses of $117.3 million and $55.0 million for the years ended December 31, 2021 and 2020, respectively. We expect to continue to incur net losses for the next several years and we may not achieve or maintain profitability in the future. Because the markets for rocket launch services, mission services, spacecraft and spacecraft components are evolving, it is difficult for us to predict our future results of operations or the limits of our market opportunity. In addition, our customers for whom we provide these products and services may experience delays or technical challenges with their products and services that limit or delay our expected revenue and future growth opportunities from those customers. We expect our operating expenses to significantly increase as we make significant investments, expand our operations and infrastructure, develop and introduce new technologies, and hire additional personnel. These efforts may be more costly than we expect and may not result in revenue growth or increased efficiency. In addition, as we grow as a public company, we will continue to incur additional significant legal, accounting, and other expenses that we did not incur as a private company. If our revenue does not increase to offset these expected increases in our operating expenses, we will not be profitable in future periods. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations, and financial condition could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our common stock to decline.

Our future revenue and operating results are dependent on our ability to generate a sustainable order rate for our products and services and develop new technologies to meet the needs of our customers or potential new customers.

Our financial performance is dependent on our ability to generate a sustainable order rate for our products and services. This can be challenging and may fluctuate on an annual basis as the number of contracts awarded varies. If we are unable to win new awards or execute existing contracts as expected, our business, results of operations, and financial position could be further adversely affected. Furthermore, if our customers experience delays or technical challenges with their products or services or exercise delay or termination rights under new or existing contracts, our ability to recognize the full potential value of such contracts could also adversely affect our business, results of operations and financial position.

The cyclical nature of the rocket launch services, mission services, spacecraft and spacecraft component markets could negatively impact our ability to accurately forecast customer demand. The markets that we serve may not grow in the future and we may not be able to maintain adequate gross margins or profits in these markets. Our growth is dependent on the growth in the sales of services provided by our customers, our customers’ ability to anticipate market trends, and our ability to anticipate changes in the businesses of our customers and to successfully identify and enter new markets. If we fail to anticipate such changes in demand, or such demand does not materialize to the extent we expected or at all, our business, results of operations, and financial position could be adversely affected.

The rocket launch services, mission services, spacecraft and spacecraft component industries are each characterized by development of technologies to meet changing customer demand for complex and reliable products and services. Our current development projects include reusability of the Electron first stage; Photon spacecraft capabilities; new reaction wheel sizes; and a new medium-lift rocket, called Neutron, for constellation deployment, interplanetary missions and human spaceflight. Our products and services embody complex technology and may not always be compatible with current and evolving technical standards and systems developed by others. Failure or delays to meet the requisite and evolving industry or user standards could have a material adverse effect on our business, results of operations, and financial condition. Failure of suppliers to deliver against end customer requirements could lead to a material adverse effect on our financial results.

We have previously experienced, and may experience in the future, delays or other complications in the design, manufacture and commercialization of new rocket launch services, mission services, spacecraft, spacecraft components and related technology. If we fail to develop and successfully commercialize new technologies, if we fail to develop such technologies before our competitors, or if such technologies fail to perform as expected, or are inferior to those of our competitors, our business, financial condition and results of operations could be materially and adversely impacted.

Our business with various governmental entities is subject to the policies, priorities, regulations, mandates and funding levels of such governmental entities and may be negatively or positively impacted by any change thereto.

Changes in government policies, priorities, regulations, government agency mandates, funding levels through agency budget reductions, the imposition of budgetary constraints, or a decline in government support or deferment of funding for programs in which we or our customers participate could result in contract terminations, delays in contract awards, reduction in contract scope, performance penalties or breaches of our contracts, the failure to exercise contract options, the cancellation of planned procurements, and fewer new business opportunities, all of which could negatively impact our business, financial condition, results of operations and cash flows.

We are subject to the procurement policies and procedures set forth in the Federal Acquisition Regulation (“FAR”). The FAR governs aspects of U.S. government contracting, including contractor qualifications and acquisition procedures. The FAR provisions in U.S. government contracts must be complied with in order for the contract to be awarded and provides for audits and reviews of contract procurement, performance, and administration. Failure to comply with the provisions of the FAR could result in contract termination.

In addition, contracts with any government, including the U.S. government, may be terminated or suspended by the government at any time and could result in significant liability obligations for us. Remedies for termination may fall short of the financial benefit associated with full completion and operation of a contract. In addition, we may not be able to procure new contracts to offset the revenue or backlog lost as a result of any termination of government contracts. The loss of one or more large contracts could have a material adverse impact on our business, financial condition, results of operations and cash flows.

During 2021 and 2020, approximately 8% and 25%, respectively, of our total annual revenues were derived from contracts with the U.S. government and its agencies or from subcontracts with other U.S. government contractors. Our contracts with the U.S. government are fixed-price contracts. Under firm fixed-price contracts, work performed and products shipped are priced at a fixed amount without adjustment for actual costs incurred in connection with the contract. Therefore, we bear the risk of loss if costs increase.

Our ability to pursue many of our business activities is regulated by various agencies and departments of the U.S. government and, in certain circumstances, the governments of other countries. Commercial space launches require licenses from the U.S. Department of Transportation (“DoT”) and the FAA. The Federal Communications Commission also requires licenses for radio communications during our rocket launches. Our classified programs require that we and certain of our employees maintain appropriate security clearances. We also require export licenses from the U.S. Department of State (“DoS”), the U.S. Department of Commerce (“DoC”) and, occasionally, the governments of other countries with respect to transactions we have with foreign customers or foreign subcontractors.

Our business with various governmental entities is concentrated in a small number of primary contracts. The loss or reduction in scope of any one of our primary contracts would materially reduce our revenue.

Our business with various governmental entities is concentrated in a small number of primary contracts. We recognize significant revenue from U.S. government agencies and a significant amount of our U.S. government revenue is generated from a single contract, the Rapid Acquisition of a Small Rocket (“RASR”) program. Under the RASR contract, we expect to perform three rocket launch services. The RASR contract accounted for approximately 10% of our backlog as of December 31, 2021. Given the uncertainty surrounding future government spending and the right of U.S. government customers to terminate our contracts for convenience, there can be no assurance that the remaining backlog for this contract will ultimately be recognized in revenues. The U.S. government could cancel our RASR contract for any reason, including as a result of reductions in appropriations or our failure to achieve milestones due to technical issues or delays. A cancellation of our RASR contract could have a material adverse effect on our financial condition, results of operations and cash flow.

We derive a substantial amount of our revenues from only a few of our customers. A loss of, or default by, one or more of these major customers, or a material adverse change in any such customer’s business or financial condition, could materially reduce our future revenues and contracted backlog.

For the year ended December 31, 2021, our top five customers together accounted for approximately 69% of our revenues and our top five backlog customers accounted for approximately 47% of our backlog as of December 31, 2021. Our customers could experience a downturn in their business or find themselves in financial difficulties, which could result in their ceasing or reducing their use of our services or becoming unable to pay for services they had contracted to buy. In addition, some of our customers’ industries are undergoing significant consolidation, and our customers may be acquired by each other or other companies, including by our competitors. Such acquisitions could adversely affect our ability to sell services to such customers and to any end-users whom they serve. Some customers have in the past defaulted, and our customers may in the future default, on their obligations to us due to bankruptcy, lack of liquidity, operational failure, or other reasons. Such defaults could adversely affect our revenues, operating margins and cash flows. If our contracted revenue backlog is reduced due to the financial difficulties of our customers, our revenues, operating margins, and cash flows would be further negatively impacted.

Disruptions in U.S. government operations and funding could have a material adverse effect on our revenues, earnings and cash flows, and otherwise adversely affect our financial condition.

Any disruptions in federal government operations could have a material adverse effect on our revenues, earnings, and cash flows. A prolonged failure to maintain significant U.S. government operations, particularly those pertaining to our business, could have a material adverse effect on our revenues, earnings, and cash flows. Continued uncertainty related to recent and future government shutdowns, the budget and/or the failure of the government to enact annual appropriations, such as long-term funding under a continuing resolution, could have a material adverse effect on our revenues, earnings and cash flows. Additionally, disruptions in government operations may negatively impact regulatory approvals and guidance that are important to our operations.

We may not be successful in developing new technology, and the technology we are successful in developing may not meet the needs of our customers or potential new customers.

The markets in which we operate are characterized by changing technology and evolving industry standards, and we may not be successful in identifying, developing and marketing products and services that respond to rapid technological change, evolving technical standards and systems developed by others. Our competitors may develop technology that better meets the needs of our customers. If we do not continue to develop, manufacture, and market innovative technologies or applications that meet customers’ requirements, sales may suffer and our business may not continue to grow in line with historical rates or at all. If we are unable to achieve sustained growth, we may be unable to execute our business strategy, expand our business, or fund other liquidity needs, and our business prospects, financial condition and results of operations could be materially and adversely affected.

We operate in highly competitive industries and in various jurisdictions across the world which may cause us to have to reduce our prices.

We operate in highly competitive industries and many of our competitors are larger and have substantially greater resources than we have.

We may also face competition in the future from emerging low-cost competitors. Competition in the rocket launch, spacecraft and spacecraft component businesses is highly diverse, and while our competitors offer different products and services, there is often competition for contracts.

In addition, some of our foreign competitors currently benefit from, and others may benefit in the future from, protective measures by their home countries where governments are providing financial support, including significant investments in the development of new technologies. Government support of this nature greatly reduces the commercial risks associated with rocket launch, spacecraft and spacecraft component development activities for these competitors. This market environment may result in increased pressures on our pricing and other competitive factors.

Disruptions in the supply of key raw materials or components and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact us.

Many raw materials, major components, and product equipment items are procured or subcontracted on a single or sole-source basis. Although we maintain a qualification and performance surveillance process and we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects shortages or price increases may have in the future. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ inability to scale production and adjust delivery of long-lead time products during times of volatile demand. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations under commercial and government contracts, which could, in turn, result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships, and could have a material adverse effect on our operating results, financial condition, or cash flows.

Key raw materials and components used in our operations include chemicals; composites; electronic, electro-mechanical and mechanical components; subassemblies; and subsystems that are integrated with the manufactured parts for final assembly into finished products and systems. We are impacted by increases in the prices of raw materials used in production on fixed-price business. We monitor sources of supply to attempt to assure that adequate raw materials and other components and supplies needed in manufacturing processes are available. Prolonged disruptions in the supply of any of our key raw materials or components, difficulty completing qualification of new sources of supply, implementing use of replacement materials, components or new sources of supply, or a continuing increase in the prices of raw materials, energy, or components could have a material adverse effect on our operating results, financial condition, or cash flows.

Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.

Our results of operations are materially affected by economic and political conditions in the United States and internationally, including inflation, deflation, interest rates, availability of capital, energy and commodity prices, trade laws and the effects of governmental initiatives to manage economic conditions. Current or potential customers may delay or decrease spending on our products and services as their business and/or budgets are impacted by economic conditions. The inability of current and potential customers to pay us for our products and services may adversely affect our earnings and cash flows.

The current invasion of Ukraine by Russia has escalated tensions among the United States, the North Atlantic Treaty Organization (“NATO”) and Russia. The United States and other NATO member states, as well as non-member states, have announced new sanctions against Russia and certain Russian banks, enterprises and individuals. These and any future additional sanctions and any resulting conflict between Russia, the United States and NATO countries could have an adverse impact on our current operations.

Further, such invasion, ongoing military conflict, resulting sanctions and related countermeasures by NATO states, the United States and other countries are likely to lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions for equipment, which could have an adverse impact on our operations and financial performance.

We often rely on a single vendor or a limited number of vendors to provide certain key products or services and the inability of these key vendors to meet our needs could have a material adverse effect on our business.

Historically, we have contracted with a single vendor or a limited number of vendors to provide certain key products or services, such as composites, inertial measurement units, construction of launch vehicle structures, and ground network services. In addition, our manufacturing operations depend on specific technologies and companies for which there may be a limited number of vendors. If these vendors are unable to meet our needs because they fail to perform adequately, are unable to match new technological requirements or problems, or are unable to dedicate engineering and other resources necessary to provide the services contracted for, our business, financial position and results of operations may be adversely affected. While alternative sources for these products, services, and technologies may exist, we may not be able to develop these alternative sources quickly and cost-effectively, which could materially impair our ability to operate our business. Furthermore, these vendors may request changes in pricing, payment terms, or other contractual obligations, which could cause us to make substantial additional investments.

Additionally, some of our suppliers’ employees are represented by labor unions. Labor union actions at suppliers can also affect us. Work stoppages and instability in our relationships with labor unions could delay the production and/or development of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.

Launch vehicles are subject to manufacturing delays, damage or destruction during pre-launch operations, and launch failures, the occurrence of which can materially and adversely affect our operations.

Delays in the manufacturing of launch vehicles, damage or destruction during pre-launch operations, or launch failures could have a material adverse effect on our business, financial condition and results of operations. The loss of, or damage to, a launch vehicle could result in significant delays in anticipated revenue to be generated by other rocket launch services using the same or similar launch vehicles or their components.

Spacecraft are subject to manufacturing and launch delays, damage or destruction during pre-launch operations, launch failures and incorrect orbital placement, the occurrence of which can materially and adversely affect our operations.

Delays in the manufacturing of spacecraft, launch delays, damage or destruction during pre-launch operations, launch failures or incorrect orbital placement could have a material adverse effect on our business, financial condition and results of operations. The loss of, or damage to, a spacecraft due to a launch failure could result in significant delays in anticipated revenue to be generated by that spacecraft. Any significant delay in the commencement of service of a spacecraft would delay or potentially permanently reduce the revenue anticipated to be generated by that spacecraft. In addition, if the loss of a spacecraft were to occur, we may not be able to accommodate affected customers with our other spacecraft until a replacement spacecraft is available, and we may not have on hand, or be able to obtain in a timely manner, the necessary funds to cover the cost of any necessary spacecraft replacement. Any launch delay, launch failure, underperformance, delay, or perceived delay could have a material adverse effect on our results of operations, business prospects and financial condition.

If our launch vehicles and spacecraft fail to operate as intended, it could have a material adverse effect on our business, financial condition and results of operations.

The manufacturing, testing, launching and operation of launch vehicles and spacecraft involves complex processes and technology. Our launch vehicles employ advanced technologies and sensors that are exposed to severe environmental stresses that have and could affect the performance of our launch vehicles. Hardware component problems and software issues could lead to deterioration in performance or loss of functionality of a launch vehicle and spacecraft. In addition, human operators may execute improper commands that may negatively impact a launch vehicle’s or spacecraft performance. Exposure of our launch vehicles and spacecraft to an unanticipated catastrophic event, such as collision with space debris, could reduce the performance of, or completely destroy, the affected launch vehicle and spacecraft. For example, as of December 31, 2021, we have had 20 successful orbital missions and two failed customer launches, which occurred in July 2020 and May 2021. In July 2020, the failed launch resulted from a battery related power-supply issue on the second stage propulsion system. In May 2021, our failed launch resulted from a second stage engine computer malfunction. The failed missions resulted in the loss of all payloads onboard and prevented us from conducting future launches until we had investigated the cause of the failures and obtained authorization from the Federal Aviation Administration to resume launches, which, in each case, took slightly less than three weeks.

During any period of time in which a type of launch vehicle or spacecraft is not operational, we may lose most or all of the revenue that otherwise would have been derived from it. Our inability to repair or replace a defective type of launch vehicle or spacecraft, or correct any other technical problem in a timely manner could result in a significant loss of revenue. If a launch vehicle or spacecraft experiences a significant anomaly such that its type is no longer operational, it would significantly impact our business, prospects and profitability. Additionally, any launch failures could damage our reputation and ability to obtain future customers for our launch services, prevent us from receiving any payments contingent on a successful launch and increase our insurance rates, which could have a material adverse effect on our business and prospects.

Our revenue, results of operations and reputation may be negatively impacted if our products contain defects or fail to operate in the expected manner.

We sell complex and technologically advanced products and services, including rocket launch services, mission services, spacecraft and spacecraft components. Sophisticated software used in our products and services, including software developed by us, may contain defects that can unexpectedly interfere with the software’s intended operation. Defects may also occur in components and products that we manufacture or purchase from third parties. Most of the launch vehicles, spacecraft and spacecraft components we have developed must function under demanding and unpredictable operating conditions and in harsh and potentially destructive environments. Our products and services may not be successfully implemented, pass required acceptance criteria, or operate or give the desired output, or we may not be able to detect and fix all defects in the launch vehicles, spacecraft, spacecraft components and systems we sell and/or use. Failure to do so could result in lost revenue and damage to our reputation and may adversely affect our ability to win new contract awards.

Any inability to operate Electron at our anticipated launch rate could adversely impact our business, financial condition and results of operations.

We currently are dependent on Electron. To be successful, we will need to maintain a sufficient launch rate, which will be negatively impacted if we are not able to operate Electron for any reason. We may be unable to operate Electron at our anticipated launch rate for a number of reasons, including, but not limited to, production delays or failures, design and engineering flaws, launch failures, natural disasters, epidemics or pandemics, changes in governmental regulations or in the status of our regulatory approvals or applications, customer delays or cancellations, or other events that force us to cancel or reschedule launches.

If our spacecraft fail to operate as intended, it could have a material adverse effect on our business, financial condition and results of operations.

The manufacturing, testing, launching and operation of spacecraft involves complex processes and technology. Our spacecraft employ advanced technologies and sensors that are exposed to severe environmental stresses in space that have and could affect the performance of our spacecraft. Hardware component problems in space could lead to deterioration in performance or loss of functionality of a spacecraft. In addition, human operators may execute improper commands that may negatively impact a spacecraft’s performance. Exposure of our spacecraft to an unanticipated catastrophic event, such as a meteor shower or a collision with space debris, could reduce the performance of, or completely destroy, the affected spacecraft.

We cannot provide assurances that our spacecraft will continue to operate successfully in space throughout their expected operational lives. Even if a spacecraft is operated properly, technical flaws in that spacecraft’s sensors or other technical deficiencies or anomalies could significantly hinder its performance.

We may experience other problems with our spacecraft that may reduce their performance. During any period of time in which a spacecraft is not fully operational, we may lose most or all of the revenue that otherwise would have been derived from that spacecraft. Our inability to repair or replace a defective spacecraft or correct any other technical problem in a timely manner could result in a significant loss of revenue. If a spacecraft experiences a significant anomaly such that it becomes impaired or is no longer functional, it would significantly impact our business, prospects and profitability.

The expansion of our operations subjects us to additional risks that can adversely affect our operating results.

We contemplate further expansion of our operations as part of our growth strategy, including acquisitions and the development of our Neutron launch vehicle. Our current and contemplated operations subject us to a variety of risks, including:

•
recruiting and retaining talented and capable management and employees;
•
competition from other companies with significant market share in those markets and with better understanding of demand;
•
difficulties in enforcing contracts, collecting accounts receivables, and longer payment cycles;
•
regulatory, political or contractual limitations on our ability to operate in certain foreign markets, including trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses;
•
compliance with anti-bribery laws, including without limitation the Foreign Corrupt Practices Act;
•
varying security laws and regulations in other countries;
•
management distraction and constraints on bandwidth from acquisitions;
•
increased management, travel, infrastructure and legal compliance costs associated with having multiple operations and integrating acquisitions;
•
differing regulatory and legal requirements and possible enactment of additional regulations or restrictions on the use, import or export of our products and services, which could delay or prevent the sale or use of our products and services in some jurisdictions;
•
currency translation and transaction risk, which may negatively affect our revenue, cost of net revenue, and gross margins, and could result in exchange losses;
•
heightened exposure to political instability, war and terrorism;
•
continued access to our LC-1 at Mahia, New Zealand at lease expiration;
•
access to launch capacity at government-controlled launch sites, such as our Launch Complex 2 at the NASA-operated Mid-Atlantic Regional Spaceport at Wallops Island, Virginia;

•
weaker protection of intellectual property rights in some countries; and
•
overlapping of different tax regimes.

Any of these risks could harm our operations and reduce our sales, adversely affecting our business, operating results, financial condition and growth prospects.

Acquisitions or divestitures could result in adverse impacts on our operations.

In order to grow our business, we may acquire additional assets or companies. For example, we acquired Sinclair Interplanetary on April 28, 2020, Advanced Solutions, Inc. on October 12, 2021, Planetary Systems Corporation on November 30, 2021 and SolAero Holdings, Inc on January 18, 2022. In connection with these acquisitions or any future acquisitions, there can be no assurance that we will be able to identify, acquire or obtain the required regulatory approvals, or profitably manage the additional businesses or successfully integrate any acquired businesses, products, or technologies without substantial expenses, delays or other operational, regulatory or financial problems. In addition, any acquired businesses, products or technologies may not achieve anticipated revenues and income growth.

Further, acquisitions may involve a number of additional risks, including diversion of management’s attention, failure to retain key personnel, or failure to attract the necessary talent to manage organizational growth. We may become responsible for unexpected liabilities that were not discovered or disclosed in the course of due diligence in connection with historical acquisitions and any future acquisitions. Additionally, acquisitions with international operations, such as the Sinclair Interplanetary acquisition with operations in Canada, expose us to greater international business risks. If we do not realize the expected benefits or synergies of an acquisition, such as revenue gains or cost reductions, there could be a material adverse effect on our business, results of operations, and financial condition.

We may also seek to divest portions of our businesses which may no longer be aligned with our strategic initiatives and long-term objectives. Various factors could materially affect our ability to successfully do so, including the availability of buyers willing to purchase the assets on terms acceptable to us, difficulties in the separation of operations, the diversion of management’s attention from other business concerns, the disruption of our business, the potential loss of key employees, and the retention of uncertain contingent liabilities related to the divested business. We cannot assure that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line, and any divestiture we undertake could materially and adversely affect our business, financial condition, results of operations and cash flows.

Space is a harsh and unpredictable environment where our products and service offerings are exposed to a wide and unique range of environmental risks, including, among others, coronal mass ejections, solar flares and other extreme space weather events and potential collision with space debris or another spacecraft, which could adversely affect our launch vehicle and spacecraft performance.

Space weather, including coronal mass ejections and solar flares have the potential to impact the performance and controllability of launch vehicles and spacecraft on orbit, including completely disabling our launch vehicles or spacecraft on orbit. Although we have some ability to actively maneuver our spacecraft to avoid potential collisions with space debris or other spacecraft, this ability is limited by, among other factors, uncertainties and inaccuracies in the projected orbit location of and predicted conjunctions with debris objects tracked and cataloged by the U.S. government. Additionally, some space debris is too small to be tracked and therefore its orbital location is completely unknown; nevertheless, this debris is still large enough to potentially cause severe damage or a failure of our launch vehicles or spacecraft should a collision occur.

Increased congestion from the proliferation of low Earth orbit constellations could materially increase the risks of potential collision with space debris or another spacecraft and limit or impair our launch flexibility and/or access to our own orbital slots.

Recent years have seen increases in the number of spacecraft deployed to low earth orbits, and publicly announced plans call for many thousands of additional spacecraft deployments over the next decade. The proliferation of these low Earth orbit constellations could materially increase the risks of potential collision with space debris or another spacecraft and affect our ability to effectively access sufficient orbital slots to support the expected growth across our business.

Our business involves significant risks and uncertainties that may not be covered by insurance.

A significant portion of our business relates to designing, developing and manufacturing advanced space technology products and services. New technologies may be untested or unproven. Failure of some of these products and services could result in extensive property damage. Accordingly, we may incur liabilities that are unique to our products and services.

The amount of insurance coverage that we maintain may not be adequate to cover all claims or liabilities. Existing coverage may be canceled while we remain exposed to the risk and it is not possible to obtain insurance to protect against all operational risks, natural hazards and liabilities.

We have historically insured against liability to third parties from launch activities as required, by law to the extent that insurance was available on acceptable premiums and other terms. The insurance coverage for third-party damages may not be sufficient to cover the liability. Although the U.S. government may pay claims for third-party damages to the extent they exceed our insurance coverage, this depends on a government appropriation and is subject to a statutory limit. In addition, this insurance will not protect us against our own losses, including to our launch vehicle, launch complex and spacecraft.

The price and availability of insurance fluctuate significantly. Insurance market conditions or factors outside our control at the time we are in the market for the required insurance, such as failure of launch vehicles and spacecraft, could cause premiums to be significantly higher than current estimates and could reduce amounts of available coverage. The cost of our insurance has been increasing and may continue to increase. Higher premiums on insurance policies will reduce our operating income by the amount of such increased premiums. If the terms of insurance policies become less favorable than those currently available, there may be limits on the amount of coverage that we can obtain or we may not be able to obtain insurance at all.

In addition, even though we carry business interruption insurance policies, any business interruption losses could exceed the coverage available or be excluded from our insurance policies. Any disruption of our ability to operate our business could result in a material decrease in our revenues or significant additional costs to replace, repair, or insure our assets, which could have a material adverse impact on our financial condition and results of operations.

Interruption or failure of our infrastructure could hurt our ability to effectively perform our daily operations and provide and produce our products and services, which could damage our reputation and harm our operating results.

We are vulnerable to natural disasters and significant disruptions including tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, epidemics or pandemics, acts of terrorism, power shortages and blackouts, aging infrastructures and telecommunications failures. In the event of such a natural disaster or other disruption, we could experience: disruptions to our operations or the operations of suppliers, subcontractors, distributors or customers; destruction of facilities; and/or loss of life.

The availability of many of our products and services depends on the continuing operation of our information technology and communications systems. Any downtime, damage to, or failure of our systems could result in interruptions in our operations and services, which could reduce our revenue and profits. Our systems are vulnerable to damage or interruption from floods, fires, power loss, aging infrastructure, telecommunications failures, computer viruses, computer denial of service attacks, or other attempts to harm our systems. Our manufacturing facilities are also subject to risks associated with an aging infrastructure. An infrastructure failure could result in the destruction of launch vehicles, spacecraft and spacecraft components being manufactured or in inventory, manufacturing delays, or additional costs. We do not maintain back-up manufacturing facilities or operations. The occurrence of any of the foregoing could result in lengthy interruptions in our operations and services and/or damage our reputation, which could have a material adverse effect on our financial condition and results of operations.

Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data, or theft or tampering of intellectual property, any of which could materially adversely impact our business.

Our operations, products, services and intellectual property are inherently at risk of disruption, loss, inappropriate access, or tampering by both insider threats and external bad actors. In particular, our operations face various cyber and other security threats, including attempts to gain unauthorized access to sensitive information, intellectual property and networks. In addition, insider threats, threats to the safety of our directors and employees, threats to the security of our facilities, infrastructure, and supply chain, and threats from terrorist acts or other acts of aggression could have a material adverse impact on our business.

Our customers and suppliers face similar threats. Customer or supplier proprietary, classified, or sensitive information stored on our networks is at risk. Assets, intellectual property and products in customer or supplier environments are also inherently at risk. We also have risk where we have access to customer and supplier networks and face risks of breach, disruption, or loss as well.

Our systems and processes can be attacked by third parties to obtain access to our data, systems and assets. The techniques used to gain unauthorized access are constantly evolving, and we may be unable to anticipate or prevent all unauthorized access, disruption, loss, or harm. Because of our highly desired intellectual property and our support of the U.S. government and other governments, we (and our customers and suppliers) may be a particularly attractive target for such attacks by hostile foreign governments. From time to time, we have experienced attacks on our systems from bad actors that, to date, have not had a material adverse effect on our business. We cannot offer assurances, however, that future attacks will not materially adversely affect our business.

A security event or other significant disruption of our operations, systems, assets, products, or services could:

•
disrupt the proper functioning of our networks, applications and systems and therefore our operations and/or those of certain of our customers or suppliers;
•
result in the unauthorized access to, and destruction, loss, theft, misappropriation, or release of, our, our customers’, or our suppliers’ proprietary, confidential, sensitive or otherwise valuable information, including trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;
•
destroy or degrade assets including space, ground and intellectual property assets;
•
manipulate or tamper with our operations, products, services or other systems delivered to our customers or suppliers;
•
compromise other sensitive government functions; and
•
damage our reputation with our customers (particularly agencies of various governments) and the public generally.

A security event that involves classified or other sensitive government information or certain controlled technical information could subject us to civil or criminal penalties and could result in loss of security clearances and other accreditations, loss of our government contracts, loss of access to classified information, loss of export privileges or debarment as a government contractor.

We are unable to predict the extent to which epidemics, pandemics, and similar outbreaks, including the global COVID-19 pandemic, may adversely impact our business operations, across our global footprint, financial performance, results of operations and stock price.

We face a wide variety of risks related to health epidemics, pandemics, and similar outbreaks, including the global outbreak of COVID-19. Since first reported in late 2019, the COVID-19 pandemic has dramatically impacted the global health and economic environment, including millions of confirmed cases, business slowdowns or shutdowns, government challenges and market volatility of an unprecedented nature. We cannot predict the future course of events nor can we assure that this global pandemic, including its economic impact, will not have a material adverse impact on our business, financial position, results of operations and/or cash flows.

Our operations may be further impacted by the COVID-19 pandemic if significant portions of our workforce are unable to work effectively, including because of illness, quarantines or absenteeism; steps the company has taken to protect health and well-being; government actions; facility closures; work slowdowns or stoppages; inadequate supplies or resources (such as reliable personal protective equipment, testing and vaccines); or other circumstances related to the COVID-19 pandemic. We may be unable to perform fully on our contracts, we may experience interruptions in our business, and we may incur liabilities and suffer losses as a result. We will continue to incur additional costs as a result of the COVID-19 pandemic, including to protect the health and well-being of our employees and as a result of impacts on operations and performance, which costs we may not be fully able to recover. We may be subject to additional regulatory requirements, enforcement actions and litigation, with costs and liabilities that are not fully recoverable or insured. The ongoing COVID-19 pandemic may also affect our ability to hire, develop and retain our workforce.

The continued global pandemic, including the economic impact, are likely also to cause further disruption in our supply chain. If our suppliers have increased challenges with their workforce (including as a result of illness, absenteeism or government orders), facility closures, access to necessary components and supplies, access to capital, and access to fundamental support services (such as shipping and transportation), they may be unable to provide the agreed-upon goods and services in a timely, compliant, and cost-effective manner. We may incur additional costs and delays in our business, including as a result of higher prices, schedule delays or the need to identify and develop alternative suppliers, and we may need to provide additional resources to support our suppliers or otherwise continue performance under our contracts. In some instances, we may be unable to do that, incurring additional liabilities under our current contracts and hampering new ones.

The global COVID-19 pandemic is putting extraordinary pressures on the U.S. and other governments. It could cause delays or limits in the ability of the government and other customers to perform, including making timely payments and awards to us, negotiating contracts, supporting contractual activities, accepting delivery, approving security clearances (for individuals and facilities), and providing necessary personnel, equipment, and facilities.

In addition, as a result of the COVID-19 pandemic, there may be changes in our customers’ priorities and practices, as our customers in both the U.S. and globally confront competing budget priorities and limited resources. These changes may impact current and future programs, customer priorities, government payments, and other practices, procurements, and funding decisions.

Rocket Lab has significant operations in Auckland, New Zealand, and while some employees were able to continue their work remotely, certain business operations that require direct labor and physical presence, such as vehicle integration and testing, were suspended during this and will be again under any other Level 4 Alerts. On December 2, 2021, New Zealand replaced the Alert Level system with the COVID-19 Protection Framework. The COVID-19 Protection Framework settings allow businesses to open and operate with greater flexibility while minimizing the virus’ spread. The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape.

A prolonged period of generating lower cash from operations could adversely affect both our financial condition and the achievement of our strategic objectives. Additionally, these adverse financial conditions could make it difficult to borrow funds as needed on acceptable terms, if at all, and could negatively impact any credit rating we may then have and could adversely affect our cost of funds, liquidity, and access to capital markets. The current market volatility may also impact investment performance and our expected asset valuations and returns, which could materially impact the calculation of long-term liabilities. We expect that the longer the COVID-19 pandemic, including its economic disruption, continues, the greater the adverse impact on our business operations, financial performance, and results of operations could be. Given the tremendous uncertainties and variables, we cannot at this time predict the further or future impact of the COVID-19 pandemic, or any future pandemic, but any one could have a material adverse impact on our business, financial position, results of operations, and/or cash flows.

The U.S. presidential executive order concerning mandatory COVID-19 vaccination of U.S.-based employees of companies that work on or in support of federal contracts could have a material adverse impact on our business and results of operations.

On September 9, 2021, President Biden issued an executive order requiring all employers with U.S. Government contracts to ensure that their U.S.-based employees, contractors, and subcontractors, that work on or in support of U.S. Government contracts, are fully vaccinated by January 4, 2022. The executive order includes on-site and remote U.S.-based employees, contractors and subcontractors and it only permits limited exceptions for medical and religious reasons. On December 7, 2021, the U.S. District Court for the Southern District of Georgia imposed a nationwide injunction of the executive order, temporarily staying all requirements in the executive order. The District Court’s order was appealed to the Eleventh Circuit Court of Appeals, which declined to lift the injunction.

In addition, on September 9, 2021, President Biden announced that he has directed Occupational Safety and Health Administration (“OSHA”) to develop an emergency temporary standard (“ETS”) mandating either the full vaccination or weekly testing of employees for employers with 100 or more employees. The OSHA ETS was published in the federal register on November 5, 2021, and mandates that employees of employers with 100 or more employees either become fully vaccinated by receiving the final dose of an approved COVID-19 vaccine on or before January 4, 2022, or undergo weekly testing. On January 13, 2022, the U.S. Supreme Court re-imposed a stay of the ETS and returned the case to the Sixth Circuit Court of Appeals. The majority of the Supreme Court held that the challengers to the ETS were likely to prevail on the merits because OSHA exceeded its statutory authority. While the Supreme Court’s ruling enjoined OSHA from imposing its mandate, the ruling has no impact on the ability of private employers to impose their own vaccine mandate. On January 25, 2022, OSHA announced it was withdrawing the ETS as a result of the U.S. Supreme Court ruling. However, as a U.S. Government contractor, we required all U.S. based employees, contractors and subcontractors that service or support our U.S. Government contracts to be fully vaccinated by January 4, 2022. Employees who are not subject to this requirement and who are not fully vaccinated may be subject to the ETS that will require them to get a COVID-19 test at least once a week. Additional vaccine mandates may be announced in jurisdictions in which our businesses operate. Our implementation of these requirements may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business, financial condition, and results of operations.

If we cannot successfully protect our intellectual property, our business could suffer.

We rely on a combination of intellectual property rights, contractual protections, and other practices to protect our proprietary information, technologies and processes. We primarily rely on patent, copyright and trade secret laws to protect our proprietary technologies and processes, including the operations systems and technology we use throughout our business. Others may independently develop the same or similar technologies and processes or may improperly acquire and use information about our technologies and processes, which may allow them to provide products and services similar to ours, which could harm our competitive position. To the extent we pursue additional patent protection for our innovations, patents we may apply for may not issue, and patents that do issue or that we acquire may not provide us with any competitive advantages or may be challenged by third parties. There can be no assurance that any patents we obtain will adequately protect our inventions or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain. We may be required to spend significant resources to monitor and protect our intellectual property rights, and the efforts we take to protect our proprietary rights may not be sufficient.

We rely in part on trade secrets, proprietary know-how and other confidential information to maintain our competitive position. Although we enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic and business relationships, no assurance can be given that these agreements will be effective in controlling access to and distribution of our proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our technologies.

To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights, and we may or may not be able to detect infringement by third parties. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay future sales and introductions of new capabilities, result in our substituting inferior or more costly technologies into our business, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new capabilities, and we cannot assure you that we could license that technology on commercially reasonable terms or at all, and our inability to license this technology could harm our ability to compete.

Our technology may violate the proprietary rights of third parties, which could have a negative impact on our operations.

If any of our technology violates proprietary rights, including copyrights and patents, third parties may assert infringement claims against us. Certain software modules and other intellectual property used by us or in our launch vehicles, spacecraft, spacecraft components and systems make use of or incorporate licensed software components and other licensed technology. These components are developed by third parties over whom we have no control. Any claims brought against us may result in limitations on our ability to use the intellectual property subject to these claims. We may be required to redesign our launch vehicles, spacecraft, spacecraft components and systems or to obtain licenses from third parties to continue our offerings without substantially re-engineering such products or systems. Our intellectual property rights may be invalidated, circumvented, challenged, infringed or required to be licensed to others. An infringement or misappropriation could harm any competitive advantage we currently derive or may derive from our proprietary rights.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.

Our agreements with certain other parties include indemnification provisions, under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement and, in some cases, for damages caused by us to property or persons. The term of these indemnity provisions is generally perpetual after execution of the corresponding agreement. Large indemnity payments could harm our business, operating results and financial condition.

We are highly dependent on the services of Peter Beck, our President, Chief Executive Officer and Chairman, and if we are unable to retain Mr. Beck, our ability to compete could be harmed.

Our success depends, in part, on our ability to retain our key personnel. We are highly dependent on the services of Peter Beck, our President, Chief Executive Officer and Chairman. Mr. Beck is the source of many, if not most, of the ideas and execution driving our company. If Mr. Beck were to discontinue his service to us due to death, disability or any other reason, we would be significantly disadvantaged. We do not maintain, and we do not expect to maintain in the future, a key person life insurance policy with respect to Mr. Beck.

Our inability to hire or retain key personnel could adversely affect our business, operating results and financial condition.

We depend on the continued contributions of our senior management and other key personnel. The loss of the services of one or more of these individuals could significantly delay or prevent the achievement of our development and strategic objectives and could divert other senior management time in searching for their replacements. We entered into the Management Redemption Agreement with certain members of our management pursuant to which we have redeemed from such individuals shares of common stock and options to purchase shares of common stock for an aggregate purchase price of $40 million. In addition, we registered the resale of shares of common stock issuable upon exercise of stock options or settlement of restricted stock units held by members of our management. To the extent that members of our management redeemed pursuant to the Management Redemption Agreement or were to sell significant amounts of equity in us, we may have more difficulty in retaining and continuing to incentivize these members of management than we have historically.

Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance and other personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition and results of operations. We face intense competition for qualified individuals from numerous companies. Often, significant amounts of time and resources are required to train technical, sales and other personnel. Qualified individuals are in high demand. We may incur significant costs to attract and retain them, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, and we may be required to pay increased compensation in order to do so. If we are unable to attract and retain the qualified personnel we need to succeed, our business would suffer. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

Labor-related matters, including labor disputes, may adversely affect our operations.

None of our employees are currently represented by a union. If our employees decide to form or affiliate with a union, we cannot predict the negative effects such future organizational activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations, including delays in manufacturing and operations, and increases in our labor costs, which could harm our business, results of operations, and financial condition.

In addition, we have in the past and could face in the future a variety of employee claims against us, including but not limited to general discrimination, privacy, wage and hour, labor and employment, Employee Retirement Income Security Act and disability claims. Any claims could also result in litigation against us or regulatory proceedings being brought against us by various government agencies that regulate our business, including the U.S. Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues and create risks and uncertainties.

Given the relative contribution and materiality of our New Zealand operations, fluctuations in foreign exchange rates could have a negative impact on our business.

We are exposed to foreign exchange risk as certain of our expenses and liabilities are required to be paid in currencies other than the U.S. dollar, primarily the New Zealand dollar, and are translated into U.S. dollars for the purposes of compiling our consolidated financial statements. During 2021, approximately 49% of our cash expenditures, or $74 million, were denominated in foreign currencies, whereas all of our revenues were denominated in U.S. dollars. In addition, we generally maintain our cash and cash equivalents in U.S. dollars or investments denominated in U.S. dollars. Fluctuations in foreign exchange rates, which can be unpredictable, could result in disproportion increases in our expenses and future liabilities as compared to our revenue and current assets. We do not currently, but may in the future, use hedging strategies or seek to maintain a greater portion of our cash and cash equivalents in foreign currencies or investments denominated in foreign currencies to manage and minimize the impact of exchange rate fluctuations on our financial statements. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs, or illiquid markets.

We may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders.

Historically, we have funded our operations and capital expenditures primarily through equity issuances, debt and cash generated from our operations. Although we currently anticipate that our existing cash and cash equivalents and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. If we obtain debt financing, the terms of such debt financing may restrict our ability to incur additional indebtedness, require us to maintain certain financial covenants, or restrict our ability to pay dividends. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things, develop new products, technologies and services, enhance our operating infrastructure, expand the markets in which we operate and potentially acquire complementary businesses and technologies.

As a private company, prior to the Business Combination, we were not required to document and test our internal controls over financial reporting nor had our management been required to certify the effectiveness of our internal controls and our auditors have not been required to opine on the effectiveness of our internal control over financial reporting. We have identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls.

As a private company, we had not been required to document and test our internal controls over financial reporting nor had management been required to certify the effectiveness of our internal controls and our auditors had not been required to opine on the effectiveness of our internal control over financial reporting. Similarly, we had not been subject to the SEC’s internal control reporting requirements. Following the Business Combination, we became subject to these requirements.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis.

We identified material weaknesses in our internal control over financial reporting that we are currently working to remediate. We did not maintain an effective control environment as we did not maintain a sufficient complement of accounting and financial reporting resources commensurate with our financial reporting requirements. This material weakness contributed to the following material weaknesses:

•
We did not design or maintain appropriate controls over completeness and accuracy of schedules supporting journal entries. This included schedules related to accounting estimates used in calculating revenue and cost of sales for long term contracts in sufficient levels of detail to ensure the accuracy and completeness of inputs.
•
We did not design or maintain the appropriate controls over the review the work of the third parties used to assist management in technical accounting positions such as the accounting for revenue in accordance with ASC 606 and specialists used for income taxes and valuations of common stock, warrants and acquired intangible assets.
•
We did not maintain appropriate controls which were designed over the review of account reconciliations and the preparation of the statement of cash flows.
•
We did not design or maintain controls over the segregation of duties and access to relevant financial reporting systems.

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

If not remediated, these material weaknesses could result in material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that its internal control over financial reporting is effective, or if our Independent Registered Public Accounting Firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of the Company’s financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the Nasdaq Stock Market LLC (“Nasdaq”), the SEC, or other regulatory authorities, which could require additional financial and management resources.

We are incurring, and will continue to incur, significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

As a public company, we are facing, and will continue to face, increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements mandate the Company to carry out activities we have not done previously. In addition, expenses associated with SEC reporting requirements are being incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditor identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to maintain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

A significant portion of our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly-traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations and financial condition but, in the view of the Company’s management, was prepared on a reasonable basis, reflects the best currently available estimates and judgments, and presents, to the best of management’s knowledge and belief, the expected course of action and the expected future financial performance of the Company.

The release, unplanned ignition, explosion, or improper handling of dangerous materials used in our business could disrupt our operations and adversely affect our financial results.

Our business operations involve the handling, production and disposition of potentially explosive and ignitable energetic materials and other dangerous chemicals, including materials used in rocket propulsion. The handling, production, transport and disposition of hazardous materials could result in incidents that temporarily shut down or otherwise disrupt our manufacturing operations and could cause production delays. A release of these chemicals or an unplanned ignition or explosion could result in death or significant injuries to employees and others. Material property damage to us and third parties could also occur. Extensive regulations apply to the handling of explosive and energetic materials, including but not limited to regulations governing hazardous substances and hazardous waste. The failure to properly store and ultimately dispose of such materials could create significant liability and/or result in regulatory sanctions. Any release, unplanned ignition, or explosion could expose us to adverse publicity or liability for damages or cause production delays, any of which could have a material adverse effect on our operating results, financial condition and/or cash flows.

If we experience cost overruns on our contracts, we would have to absorb the excess costs which could adversely affect our financial results.

During the year ended December 31, 2021, the majority of our net sales were from fixed-price contracts. Under fixed-price contracts, we agree to perform specified work for a fixed price and realize all of the profit or loss resulting from variations in the costs of performing the contract. As a result, all fixed-price contracts involve the inherent risk of unreimbursed cost overruns. To the extent we incur unanticipated cost overruns on a fixed-price contract, our profitability would be adversely affected. Future profitability is subject to risks including the ability of suppliers to deliver components of acceptable quality on schedule.

Our fixed-price contracts include development work. This type of work is inherently more uncertain as to future events than non-development contracts, and, as a result, there is typically more variability in estimates of the costs to complete the development stage. While management uses its best judgment to estimate costs associated with fixed-price development, future events could result in adjustments to those estimates.

We are obligated in our existing secured loan agreement to comply with covenants that restrict our operating activities, and we may become obligated in future credit facilities or other debt agreements to comply with financial and other covenants that could further restrict our operating activities. A failure to comply could result in a default which could, if not waived by the lenders, result in increased cost, inability to make future draws on credit facilities to the extent then available, acceleration of the payment of any outstanding amounts and potentially foreclosure on our assets securing our obligations.

Our existing secured loan agreement contains various restrictive covenants which include, among others, provisions which may restrict our ability to do any of the following, subject to certain exceptions:

•
incur additional debt;
•
make distributions or redeem or repurchase our capital stock;
•
make loans or equity investments or advances to entities that are not subsidiary guarantors;
•
enter into transactions with affiliates;
•
create certain liens;
•
purchase assets or businesses other than permitted acquisitions;
•
sell, lease, license, transfer or otherwise dispose of assets; and
•
consolidate, merge or sell all or substantially all of our assets.

Future credit facilities or other debt agreements also may contain similar or additional covenants, which could include requirements that we maintain certain financial ratios.

Any of the covenants described in this risk factor may restrict our operations and our ability to pursue potentially advantageous business opportunities. In addition, our failure to pay principal and interest when due, a material adverse change in our business, operations or financial condition, a default under certain other indebtedness, the existence of unpaid fines, penalties or judgments above specified amounts, material misrepresentation and specified other events will constitute an event of default under our existing secured loan agreement and future credit facilities or other debt agreements also may contain similar event of default provisions. Our failure to comply with these covenants or the occurrence of another event of default, if not cured or waived, could result in increased cost, inability to make future draws on credit facilities to the extent then available, acceleration of the payment of any outstanding amounts and potentially foreclosure on our assets securing our obligations.

Changes in our accounting estimates and assumptions could negatively affect our financial position and results of operations.

We prepare our consolidated financial statements in accordance with GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including, but not limited to, those relating to business acquisitions, revenue recognition, restructuring costs, recoverability of assets including customer receivables, valuation of goodwill and intangibles, contingencies, stock-based compensation and income taxes. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. These assumptions and estimates involve the exercise of judgment and discretion, which may evolve over time in light of operational experience, regulatory direction, developments in accounting principles and other factors. Actual results could differ from these estimates as a result of changes in circumstances, assumptions, policies or developments in the business, which could materially affect our consolidated financial statements.

Our actual operating results may differ significantly from our guidance.

From time to time, we may release guidance regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in the release. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither any independent registered public accounting firm nor any other independent expert or outside party compiles, examines or reviews the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We may generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of these ranges. The principal reason that we may release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results, particularly any guidance relating to the results of operations of acquired businesses or companies as our management will be less familiar with their business, procedures and operations. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data will diminish the farther in the future that the data are forecast. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it. Any failure to successfully implement our operating strategy could result in the actual operating results being different than the guidance, and such differences may be adverse and material.

Certain future operational facilities may require significant expenditures in capital improvements and operating expenses to develop and foster basic levels of service needed for our operations, and the ongoing need to maintain existing operational facilities requires us to expend capital.

As part of our growth strategy, we may need to acquire, build or utilize additional facilities. Construction of a spaceport or other facilities in which we conduct our operations may require significant capital expenditures to develop, and in the future we may be required to make similar expenditures to expand, improve or construct adequate facilities for our operations. If we cannot access the capital we need, we may not be able to execute on our growth strategy, take advantage of future opportunities or respond to competitive pressures. If the costs of funding new locations or renovations or enhancements at existing locations exceed budgeted amounts or the time for building or renovation is longer than anticipated, our business, financial condition and results of operations could be materially adversely affected.

Our spacecraft and related equipment may have shorter useful lives than we anticipate.

Our growth strategy depends in part on the continued operation of our certain of our current spacecraft and equipment, as well as the manufacture of other spacecraft in the future. Each spacecraft system has a limited useful life, which is driven by the number of cycles that the system undertakes. While the vehicle is designed for a certain number of cycles, known as the design life, there can be no assurance as to the actual operational life of a spacecraft system or that the operational life of individual components will be consistent with its design life. A number of factors impact the useful lives of the spacecraft systems, including, among other things, the quality of their design and construction, the durability of their component parts and availability of any replacement components, the actual combined environment experienced compared to the assumed combined environment for which the spacecraft systems were designed and tested and the occurrence of any anomaly or series of anomalies or other risks affecting the spacecraft systems during launch, flight and reentry. In addition, we are continually learning, and as our engineering and manufacturing expertise and efficiency increases, we aim to leverage this learning to be able to manufacture our spacecraft systems and related equipment using different methods or different components than we currently use, which could render our existing inventory obsolete. Any continued improvements in spacecraft technology may make obsolete our existing spacecraft systems or any component of our spacecraft prior to the end of its life. If the spacecraft systems and related equipment have shorter useful lives than we currently anticipate, this may lead to greater maintenance costs than previously anticipated such that the cost to maintain the spacecraft and related equipment may exceed their value, which would have a material adverse effect on our business, financial condition and results of operations.

If we commercialize outside the United States, we will be exposed to a variety of risks associated with international operations that could materially and adversely affect our business.

As part of our growth strategy, we may leverage our initial U.S. operations to expand internationally. In that event, we expect that we would be subject to additional risks related to entering into international business relationships, including:

•
restructuring our operations to comply with local regulatory regimes;
•
identifying, hiring and training highly skilled personnel;
•
unexpected changes in tariffs, trade barriers and regulatory requirements;
•
economic weakness, including inflation, or political instability in foreign economies and markets;
•
compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•
foreign taxes, including withholding of payroll taxes;
•
the need for U.S. government approval to operate our spacecraft systems outside the United States;
•
foreign currency fluctuations, which could result in increased operating expenses and reduced revenue;
•
government appropriation of assets;
•
workforce uncertainty in countries where labor unrest is more common than in the United States; and
•
disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including anti-corruption laws and anti-money laundering regulations, as well as exposure of our foreign operations to liability under these regulatory regimes.

We are subject to many hazards and operational risks that can disrupt our business, including interruptions or disruptions in service at our primary facilities, which could have a material adverse effect on our business, financial condition and results of operations.

Our operations are subject to many hazards and operational risks inherent to our business, including general business risks, product liability and damage to third parties, our infrastructure or properties that may be caused by fires, floods and other natural disasters, power losses, telecommunications failures, terrorist attacks, human errors and similar events. Additionally, our manufacturing operations are hazardous at times and may expose us to safety risks, including environmental risks and health and safety hazards to our employees or third parties.

Any significant interruption due to any of the above hazards and operational to the manufacturing or operation of our spacecraft systems at one of our primary facilities, including from weather conditions, growth constraints, performance by third-party providers (such as electric, utility or telecommunications providers), failure to properly handle and use hazardous materials, failure of computer systems, power supplies, fuel supplies, infrastructure damage, disagreements with the owners of the land on which our facilities are located, or damage sustained to our runway could result in manufacturing delays or the delay or cancellation of our spacecraft and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

Moreover, our insurance coverage may be inadequate to cover our liabilities related to such hazards or operational risks. In addition, passenger insurance may not be accepted or may be prohibitive to procure. Moreover, we may not be able to maintain adequate insurance in the future at rates we consider reasonable and commercially justifiable, and insurance may not continue to be available on terms as favorable as our current arrangements. The occurrence of a significant uninsured claim, or a claim in excess of the insurance coverage limits maintained by us, could harm our business, financial condition and results of operations.

Natural disasters, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt our business and flight schedule.

The occurrence of one or more natural disasters such as tornadoes, hurricanes, fires, floods and earthquakes, unusual weather conditions, epidemic or pandemic outbreaks, terrorist attacks or disruptive political events in certain regions where our facilities are located, or where our third-party contractors’ and suppliers’ facilities are located, could adversely affect our business. Natural disasters including tornados, hurricanes, floods and earthquakes may damage our facilities or those of our suppliers, which could have a material adverse effect on our business, financial condition and results of operations. Severe weather, such as rainfall, snowfall or extreme temperatures, may impact the ability for spacecraft to occur as planned, resulting in additional expense to reschedule the operation and customer travel plans, thereby reducing our sales and profitability. Terrorist attacks, actual or threatened acts of war or the escalation of current hostilities, or any other military or trade disruptions impacting our domestic or foreign suppliers of components of our products, may impact our operations by, among other things, causing supply chain disruptions and increases in commodity prices, which could adversely affect our raw materials or transportation costs. These events also could cause or act to prolong an economic recession or depression in the United States or abroad, such as the current business disruption and related financial impact resulting from the global COVID-19 pandemic. To the extent these events also impact one or more of our suppliers or contractors or result in the closure of any of their facilities or our facilities, we may be unable to maintain spacecraft schedules, provide other support functions to our astronaut experience or fulfill our other contracts. In addition, the disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans and, more generally, any of these events could cause consumer confidence and spending to decrease, which could adversely impact our commercial spacecraft operations.

Any acquisitions, partnerships or joint ventures that we enter into could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

From time to time, we may evaluate potential strategic acquisitions of businesses, including partnerships or joint ventures with third parties. We may not be successful in identifying acquisition, partnership and joint venture candidates. In addition, we may not be able to continue the operational success of such businesses or successfully finance or integrate any businesses that we acquire or with which we form a partnership or joint venture. We may have potential write-offs of acquired assets and/or an impairment of any goodwill recorded as a result of acquisitions. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition, partnership or joint venture may not be successful, may reduce our cash reserves, may negatively affect our earnings and financial performance and, to the extent financed with the proceeds of debt, may increase our indebtedness. We cannot ensure that any acquisition, partnership or joint venture we make will not have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Legal and Regulatory Matters

Our business is subject to various regulatory risks that could adversely affect our operations.

The environment in which we operate is highly regulated due to the sensitive nature of our complex and technologically advanced systems, including launch vehicles, spacecraft and spacecraft components, in addition to those regulations broadly applicable to publicly listed corporations. There are numerous regulatory risks that could adversely affect operations, including but not limited to:

•
Changes in laws and regulations. It is possible that the laws and regulations governing our business and operations will change in the future. A substantial portion of our revenue is generated from customers outside of the U.S. There may be a material adverse effect on our financial condition and results of operations if we are required to alter our business to comply with changes in both domestic and foreign regulations, tariffs, or taxes and other trade barriers that reduce or restrict our ability to sell our products and services on a global basis, or by political and economic instability in the countries in which we conduct business. Any failure to comply with such regulatory requirements could also subject us to various penalties or sanctions.

•
Export Restrictions. Certain of our launch vehicles, spacecraft, spacecraft components, systems, services, or technologies we have developed require the implementation or acquisition of products or technologies from third parties and affiliates, including those in other jurisdictions. In addition, certain of our launch vehicles, spacecraft, spacecraft components, systems, services or technologies may be required to be forwarded or exported to other jurisdictions. In certain cases, if the use of the technologies can be viewed by the jurisdiction in which that supplier, subcontractor or affiliate resides as being subject to export constraints or restrictions relating to national security, we may not be able to obtain the technologies and products that we require from subcontractors and suppliers who would otherwise be our preferred choice or may not be able to obtain the export permits necessary to transfer or export our technology. The inability to obtain or maintain export approvals, and export restrictions or changes during contract execution or non-compliance by our suppliers, subcontractors and customers, could have an adverse effect on our revenues and margins.
•
U.S. Government Approval Requirements. For certain aspects of our business operations, we are required to obtain U.S. government licenses and approvals and to enter into agreements with various government bodies in order to export launch vehicles, spacecraft, spacecraft components and related equipment, to disclose technical data, or provide defense services to foreign persons. The delayed receipt of or the failure to obtain the necessary U.S. government licenses, approvals and agreements may prohibit entry into or interrupt the completion of contracts which could lead to a customer’s termination of a contract for default or monetary penalties. In addition, certain aspects of our business operations depend on the Agreement between the Government of New Zealand and the Government of the United States of America on Technology Safeguards Associated with United States Participation in Space Launches from New Zealand. Any change or termination of this agreement could materially adversely affect our financial condition and results of operations.
•
Other Government Regulations. Our ability to pursue our business activities is regulated by various agencies and departments of the U.S. government and the governments of other countries. Commercial space launch activities require licenses from the Department of Transportation and, for launches from Launch Complex 1, the New Zealand Space Agency. Our license to conduct launches at Launch Complex 2 requires certification of our flight termination system software by NASA before flight, which has not yet been completed. We cannot provide assurance as to when or if such certification will be completed. Radio communications for launch activities and spacecraft operations require licenses from the Federal Communications Commission and/or New Zealand Radio Spectrum Management and frequency coordination with the International Telecommunication Union. The operation of private remote sensing space systems requires a license from the Department of Commerce. Any failure to comply with these and other regulatory requirements could subject us to various penalties or sanctions and could have a significant adverse effect on our reputation, financial condition and results of operations.
•
Competitive Impact of U.S. Regulations. Export and import control, economic sanction and trade embargo laws and regulations, including those administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. State Department’s Directorate of Defense Trade Controls and the U.S. Treasury Department’s Office of Foreign Assets Control, may limit certain business opportunities or delay or restrict our ability to contract with potential foreign customers or suppliers. To the extent that our non-U.S. competitors are not subject to similar export and import control, economic sanction and trade embargo laws and regulations, they may enjoy a competitive advantage with foreign customers, and it could become increasingly difficult for us to recapture this lost market share.
•
Anti-Corruption Laws. As part of the regulatory and legal environments in which we operate, we are subject to global anti-corruption laws that prohibit improper payments directly or indirectly to government officials, authorities or persons defined in those anti-corruption laws in order to obtain or retain business or other improper advantages in the conduct of business. Our policies mandate compliance with anti-corruption laws. Failure by our employees, agents, subcontractors, suppliers and/ or partners to comply with anti-corruption laws could impact us in various ways that include, but are not limited to, criminal, civil and administrative fines and/or legal sanctions and the inability to bid for or enter into contracts with certain entities, all of which could have a significant adverse effect on our reputation, operations and financial results.

Our operations in the U.S. government market are subject to significant regulatory risk.

Our operations in the U.S. government market are subject to significant government regulation. A failure by us to maintain the relevant clearances and approvals could limit our ability to operate in the U.S. government market. Further, there can be no assurance that we will continue to be awarded contracts by the U.S. government. In addition, a failure by us to keep current and compliant with relevant U.S. regulations could result in fines, penalties, repayments or suspension or debarment from U.S. government contracting or subcontracting for a period of time and could have an adverse effect on our standing and eligibility for future U.S. government contracts.

U.S. government contractors (including their subcontractors and others with whom they do business) must comply with many significant procurement regulations and other specific legal requirements. These regulations and other requirements, although often customary in government contracting, increase our performance and compliance costs and risks and are regularly evolving. New laws, regulations or procurement requirements or changes to current ones (including, for example, regulations related to cybersecurity, privacy, information protection, cost accounting, counterfeit parts, anti-human trafficking, specialty metals, conflict minerals and use of certain non-US equipment) can significantly increase our costs and risks and reduce our profitability.

We operate in a highly regulated environment and may be audited and reviewed by the U.S. government and its agencies, such as the Defense Contract Management Agency and agency Offices of Inspector General. These agencies may review performance under our contracts, our cost structure and accounting, and our compliance with applicable laws, regulations, terms, and standards, as well as the adequacy of our systems and processes in meeting government requirements. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties, sanctions, forfeiture of profits or suspension or debarment. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us or our business partners.

If we or those with whom we do business do not comply with the laws, regulations, contract terms and processes to which we are subject or if government customer business practices or requirements change significantly, it could affect our ability to compete and have a material adverse effect on our financial position, results of operations and/or cash flows.

Failure to comply with the requirements of the National Industrial Security Program Operating Manual could result in interruption, delay or suspension of our ability to provide our products and services, and could result in loss of current and future business with the U.S. government.

Certain contracts with the U.S. government may require us to be issued facility security clearances under the National Industrial Security Program. The National Industrial Security Program requires that a corporation maintaining a facility security clearance be effectively insulated from foreign ownership, control or influence (“FOCI”). Failure to maintain an agreement with the DoD regarding the appropriate FOCI mitigation arrangement could result in invalidation or termination of the facility security clearances, which in turn would mean that we would not be able to enter into future contracts with the U.S. government requiring facility security clearances, and may result in the loss of our ability to complete existing contracts with the U.S. government.

Changes in tax law, in our tax rates or in exposure to additional income tax liabilities or assessments may materially and adversely affect our financial condition, results of operations and cash flows.

Changes in law and policy relating to taxes may materially and adversely affect our financial condition, results of operations and cash flows. For example, on March 27, 2020 the U.S. enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, NOL carryback periods, alternative minimum tax credit refunds, modification to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property.

The U.S. also enacted the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) on December 22, 2017, which significantly changed the U.S. federal income taxation of U.S. corporations. The 2017 Tax Act remains unclear in many respects and has been, and may continue to be, the subject of amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and IRS, which have mitigated or increased certain adverse impacts of the 2017 Tax Act and may continue to do so in the future. In addition, it is unclear how certain of these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. We continue to examine the impact the CARES Act and the 2017 Tax Act may have on our business in future quarters.

The U.S. Congress is currently considering other legislative proposals, including increasing the U.S. federal income tax rate on corporations like us, which, if enacted, could materially impact our financial condition and cash flows in the future.

Our ability to use Rocket Lab’s U.S. federal and state NOL carryforwards and certain other tax attributes may be limited.

As of December 31, 2021, Rocket Lab had U.S. federal net operating loss (“NOL”) carryforwards of approximately $195.3 million, which is comprised of definite and indefinite NOLs. The company had federal NOL carryforwards of approximately $57.1 million, which begin to expire in varying amounts beginning in 2034. Federal NOLs generated after 2017 of approximately $138.2 million will carryforward indefinitely and are available to offset up to 80% of future taxable income each year. Rocket Lab also had state NOL carryforwards of approximately $19.6 million, available to reduce future taxable income, if any. If not realized, the state NOLs will begin to expire in varying amounts beginning in 2035. The NOL carryforwards may be subject to limitations based on possible ownership changes in the past or in the future, including as a result of this offering. As a result, if the combined company earns net taxable income, our ability to use the pre-change NOL carryforwards or other pre-change tax attributes to offset U.S. federal and state taxable income may still be subject to limitations, which could potentially result in increased future tax liability to us. Additionally, a challenge by a taxing authority, a change in the combined company’s ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions may cause actual financial results to deviate from previous estimates.

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change U.S. federal NOL carryforwards and other tax attributes (such as research tax credits) to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. While we do not believe that we have experienced ownership changes in the past that would materially limit our ability to utilize these NOL carryforwards, the Section 382 rules are complex and there is no assurance our view is correct. In the event that we experience ownership changes in the future, our ability to use pre-change NOL carryforwards and other tax attributes to offset post-change taxable income will be subject to limitations. As a result, we may be unable to use a material portion of the NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.

On September 9, 2019, Treasury and the IRS issued proposed regulations regarding the items of income and deduction which are included in the calculation of built-in gains and losses under section 382. The proposed regulations were subject to a 60-day comment period and are proposed to be effective for ownership changes occurring after the effective date of temporary or final regulations. In response to concerns expressed in comment letters, in January 2020 the IRS withdrew a portion of the proposed regulations to provide transition relief for eligible taxpayers. Temporary or final regulations have not yet been issued by Treasury and the IRS.

In addition, California has temporarily suspended the NOL carryover deduction, and capped the use of business incentive tax credits, for three years by the enactment of Assembly Bill 85 on June 29, 2020.

Our operations are subject to governmental law and regulations relating to environmental matters, which may expose us to significant costs and liabilities that could negatively impact our financial condition.

We are subject to various federal, state, provincial and local environmental laws and regulations relating to the operation of our businesses, including those governing pollution, the handling, storage, disposal and transportation of hazardous substances, and the ownership and operation of real property. Such laws and regulations may result in significant liabilities and costs to us due to the actions or inactions of the previous owners. In addition, new laws and regulations, more stringent enforcement of existing laws and regulations or the discovery of previously unknown contamination could result in additional costs.

We may experience warranty claims for product failures, schedule delays or other problems with existing or new products.

Many of the products we develop and manufacture are technologically advanced systems that must function under demanding operating conditions. The sophisticated and rigorous design, manufacturing and testing processes and practices we employ do not entirely prevent the risk that we may not be able to successfully launch or manufacture our products on schedule or that our products may not perform as intended.

When our products fail to perform adequately, some of our contracts require us to forfeit a portion of our expected profit, receive reduced payments, provide a replacement product or service or reduce the price of subsequent sales to the same customer. Performance penalties may also be imposed when we fail to meet delivery schedules or other measures of contract performance. We do not generally insure against potential costs resulting from any required remedial actions or costs or loss of sales due to postponement or cancellation of scheduled operations or product deliveries.

We may be subject to securities litigation, which is expensive and could divert management attention.

Our share price may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation, including class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on the Company’s business, financial condition, and results of operations. Any adverse determination in litigation could also subject the Company to significant liabilities.

We may become involved in litigation that may materially adversely affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

Risks Related to Ownership of our Common Stock

Future resales of common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

As restrictions on resale end and registration statements for the sale of the shares held by parties who have contractual registration rights are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in the market price of our common stock, or decreasing the market price itself. As a result of any such decreases in price of our common stock, purchasers who acquire shares of our common stock may lose some or all of their investment.

Any significant downward pressure on the price of our common stock as the selling stockholders sell the shares of our common stock, or the prospect of such shares could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, the Equity Incentive Plan or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under the Equity Incentive Plan. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2021, our principal facilities include our offices and production facility in Auckland, New Zealand, our offices and production facility in Long Beach, California, our propulsion test center complex in Kopuku, New Zealand and our launch complexes in Mahia, New Zealand and Wallops Island, Virginia. We lease or have contractual rights to access, but do not own, these facilities.

Our lease for our main office space and production facilities in Auckland, New Zealand expires on April 30, 2028, and we have the option to renew the lease for four additional years thereafter. This facility is our main production facility for Electron. Our location in Long Beach, California, includes office space and production facilities for certain components that we use in Electron. Our lease for this location expires on June 30, 2027, and we have the option to extend the term of the lease for up to two additional periods of five years each thereafter.

We lease a propulsion test complex, which houses rocket engine testing facilities, in Kopuku, New Zealand. Our lease for this complex expires on November 15, 2029. We have the right to renew this lease agreement for four additional terms of five years each, followed by a fifth term of five years, less one day.

We also operate a launch complex in Mahia, New Zealand, and have access rights to a launch complex in Wallops Island, Virginia. Our launch complex in Mahia, New Zealand is currently our only operational launch complex, and we have launched all of our missions from this complex. The current term of the lease agreement for our Mahia, New Zealand, launch complex expires on November 30, 2024. We have the right to renew our lease agreement for four additional terms of three years each. We have entered into an agreement providing us with rights to access the facilities, launch property and services at the Wallops Island, Virginia launch complex, which expires on September 28, 2028. Our ability to use the Wallops Island, Virginia launch complex for launches currently remains subject to NASA completing its certification of certain of our flight termination system software.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock is currently listed on the Nasdaq under the symbol “RKLB”. As of March 17, 2022, there were approximately 60 holders of record of our common stock. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends for the foreseeable future. It is the present intention of our Board to retain all earnings, if any, for use in our business operations and, accordingly, our Board does not anticipate declaring any dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends is within the discretion of our Board. Further, our ability to declare dividends may be limited by the terms of financing or other agreements entered into by it or its subsidiaries from time to time.

Recent Sales of Unregistered Equity Securities

On November 15, 2021, we entered into an Agreement and Plan of Merger (the “PSC Merger Agreement”), by and among us, Platinum Merger Sub, Inc. (“PSC Merger Sub”), Planetary Systems Corporation (“PSC”), and Michael Whalen as shareholder representative, which provides for, among other things, the merger of PSC Merger Sub with and into PSC, with PSC being the surviving corporation of the merger and a direct, wholly owned subsidiary of us. Pursuant to the terms of the PSC Merger Agreement, all of the issued and outstanding shares of PSC will be cancelled in exchange for aggregate consideration of up to approximately $42 million in cash, 1,720,841 shares of the Company’s common stock, and up to 956,023 shares of our common stock that are subject to a performance based earn-out, subject to customary adjustments at closing for cash, working capital, transaction expenses and indebtedness, and amounts held back by us (the “PSC Acquisition”). We also agreed to file a resale registration statement with respect to the common stock issued or issuable in the PSC Acquisition prior to the six-month anniversary of the date of the PSC Merger Agreement.

The transactions contemplated by the PSC Merger Agreement closed on November 30, 2021. On November 30, 2021, we issued 1,720,841 shares of common stock in a private placement transaction exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

Equity Compensation Plan Information

Information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Annual Report on Form 10-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Certain amounts may not foot due to rounding. Certain information in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described under the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and Item I, Part 1A. “Risk Factors” included in this Annual Report on Form 10-K. We assume no obligation to update any of these forward-looking statements. Actual results may differ materially from those contained in any forward-looking statements.

Overview

Rocket Lab is an end-to-end space company with an established track record of mission success. We deliver reliable launch services, spacecraft design services, spacecraft components, spacecraft manufacturing and other spacecraft and on-orbit management solutions that make it faster, easier and more affordable to access space.

While our business has historically been centered on the development of small-class launch vehicles and the related sale of launch services, we are currently innovating in the areas of medium-class launch vehicles and launch services, space systems design and manufacturing, on-orbit management solutions, and space data applications. Each of these initiatives addresses a critical component of the end-to-end solution and our value proposition for the space economy:

•
Launch Services is the design, manufacture, and launch of orbital rockets to deploy payloads to various Earth orbits and interplanetary destinations.
•
Space Systems is the design and manufacture of spacecraft components and spacecraft program management services, space data applications and mission operations.

Electron is our orbital small launch vehicle that was designed from the ground up to accommodate a high launch rate business model to meet the growing and dynamic needs of our customers for small launch services. Since its maiden launch in 2017, Electron has become the leading small spacecraft launch vehicle delivering 109 spacecraft to orbit for government and commercial customers across 20 successful missions through December 31, 2021. In 2021, Electron was the second most frequently launched rocket by companies operating in the United States and established Rocket Lab as the fourth most frequent launcher globally. Our launch services program has seen us develop many industry-leading innovations, including 3D printed electric turbo-pump rocket engines, fully carbon composite first stage fuel tanks, a private orbital launch complex, a rocket stage that can be configured to convert into a highly capable spacecraft on orbit, and the potential ability to successfully recover a stage from space, providing a path to reusability.

In March 2021, we announced plans to develop our reusable-ready medium-capacity Neutron launch vehicle which will increase the payload capacity of our space launch vehicles to approximately 8,000 kg, for launches to low Earth orbit and lighter payloads into higher orbits. Neutron will be tailored for commercial and U.S. government constellation launches and capable of human space flight, enabling us to provide crew and cargo resupply to the International Space Station. Neutron will also provide a dedicated service to orbit for larger civil, defense and commercial payloads that need a level of schedule control and high-flight cadence not available on large and heavy lift rocket rideshare programs. Neutron is expected to have the capability of launching nearly all of the spacecraft that we expect to be launched through 2029 and we expect to be able to leverage Electron’s flight heritage, various vehicle subsystems designs, launch complexes and ground station infrastructure.

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

Our space systems initiative is also supported by the design and manufacture of a range of components for spacecraft, including reaction wheels, star trackers, magnetic torque rods and batteries and has additional products in development to serve a wide variety of sub-system functions. We entered this market with our acquisitions of leading spacecraft components manufacturers Sinclair Interplanetary, Planetary Systems Corporation, SolAero Holdings and aerospace engineering firm ASI Aerospace LLC, which brought incremental vertically-integrated capabilities for our own spacecraft and also enabled Rocket Lab to deliver high-volume manufacturing of critical spacecraft components and software solutions at scale prices to the broader spacecraft merchant market.

Reorganization and Public Company Costs

Rocket Lab USA, Inc. entered into a merger agreement (the “Agreement”) with Vector Acquisition Corporation (“Vector”), on March 1, 2021, as amended by Amendment No. 1 thereto, dated May 7, 2021 and Amendment No. 2 thereto, dated June 25, 2021. The transactions contemplated by the terms of the Agreement were completed on August 25, 2021 (the “Business Combination”), in conjunction with which Vector changed its name to Rocket Lab USA, Inc.

As a consequence of the Business Combination, we are a Nasdaq listed company, which requires us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.

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
•
operate as a public company.

Recent Developments

Business Combinations

Merger with Vector Acquisition Corporation

On August 25, 2021 (the “Closing Date”), we consummated the previously announced merger pursuant to Merger Agreement. Vector filed a notice of deregistration and necessary accompanying documents with the Cayman Islands Registrar of Companies, and a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which Vector was domesticated and continued as a Delaware corporation (the “Domestication”), changing its name to “Vector Acquisition Delaware Corporation” (“Vector Delaware”). As contemplated by the Merger Agreement, Merger Sub merged with and into Vector Delaware, with the separate corporate existence of Merger Sub ceasing and Vector Delaware being the surviving corporation and a wholly owned subsidiary of Legacy Rocket Lab (the “First Merger”) and immediately following the First Merger, Legacy Rocket Lab merged with and into Vector Delaware with Vector Delaware being the surviving corporation in the merger (the “Second Merger,” and, together with the First Merger and the Domestication, the “Business Combination”). The Business Combination was unanimously approved by the boards of directors of each of Vector and Legacy Rocket Lab.

In connection with the closing of the Business Combination, we changed our name from Vector Acquisition Corporation to Rocket Lab USA, Inc. The “Post Combination Company” following the Business Combination is Rocket Lab USA, Inc.

Acquisition of ASI

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

Acquisition of PSC

On November 15, 2021, we entered into an Agreement and Plan of Merger (the “PSC Merger Agreement”), by and among us, Platinum Merger Sub, Inc. (“PSC Merger Sub”), Planetary Systems Corporation (“PSC”), and Michael Whalen as shareholder representative, which provides for, among other things, the merger of PSC Merger Sub with and into PSC, with PSC being the surviving corporation of the merger and a direct, wholly owned subsidiary of us. Pursuant to the terms of the PSC Merger Agreement, all of the issued and outstanding shares of PSC will be cancelled in exchange for aggregate consideration of up to approximately $42 million in cash, 1,720,841 shares of the Company’s common stock, and up to 956,023 shares of our common stock that are subject to a performance based earn-out, subject to customary adjustments at closing for cash, working capital, transaction expenses and indebtedness, and amounts held back by us (the “PSC Acquisition”). The PSC Merger Agreement contains representations, warranties and indemnification provisions customary for transactions of this kind. In connection with the PSC Acquisition, we have entered into customary offer letters or employment agreements with certain key employees of PSC. We have also agreed to file a resale registration statement with respect to the common stock issued or issuable in the PSC Acquisition prior to the six-month anniversary of the date of the PSC Merger Agreement. The transactions contemplated by the PSC Merger Agreement closed on November 30, 2021.

Acquisition of SolAero

On December 10, 2021, we entered into an Agreement and Plan of Merger (the “SolAero Merger Agreement”), by and among us, Supernova Acquisition Corp. (“SolAero Merger Sub”), SolAero Holdings, Inc. (“SolAero”), and Fortis Advisors LLC as stockholder representative, which provides for, among other things, the merger of SolAero Merger Sub with and into SolAero, with SolAero being the surviving corporation of the merger and a direct, wholly owned subsidiary of us. Pursuant to the terms of the SolAero Merger Agreement, all of the issued and outstanding shares of SolAero will be cancelled in exchange for aggregate consideration of $80 million in cash (the “SolAero Merger Consideration”), subject to customary adjustments at closing for cash and cash equivalents, working capital, transaction expenses and indebtedness (the “SolAero Acquisition”). In addition, $3.6 million of the SolAero Merger Consideration will be placed into escrow by us in order to secure recovery of any Adjustment Amount (as defined in the SolAero Merger Agreement) and as security against indemnity claims. The SolAero Merger Agreement contains representations, warranties and indemnification provisions customary for transactions of this kind. In connection with the SolAero Acquisition, we have entered into customary employment or consulting agreements with certain key employees of SolAero. The transactions contemplated by the SolAero Merger Agreement closed on January 18, 2022.

Key Factors Affecting Our Performance

COVID-19 Considerations

In December 2019, COVID-19 surfaced in Wuhan, China. In response, the World Health Organization (“WHO”) declared a global emergency on January 30, 2020, and several countries initiated travel restrictions, closed borders and implemented social distancing directives, including “shelter-in-place” orders. On March 11, 2020, the WHO declared the COVID-19 outbreak a pandemic. As a result of the pandemic, the United States and New Zealand governments shut down various sectors of their respective economies. In the United States, we were deemed an essential service and we not required to shut down our United States’ based operations. In New Zealand, we had to delay certain scheduled launches to a later date. In addition to existing travel restrictions, some locales have imposed and continue to impose prolonged quarantines and further restrict travel, which has, at certain times, significantly impacted the ability of our employees to get to their places of work to produce products, made it such that we are unable to obtain certain long lead time components on a timely basis or at a cost-effective price, and significantly hampered our customers from traveling to our launch facilities to prepare payloads for launch. In response to the COVID-19 pandemic, and with the health and safety of all our employees and their families in mind, we took and continue to take precautionary measures intended to help minimize the risks of the virus, including temporarily requiring some employees to work remotely and implementing social distancing protocols for all work conducted onsite. In addition, we suspended non-essential travel worldwide for employees and is discouraging employee attendance at other gatherings.

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

Rocket Lab has significant operations in Auckland, New Zealand, and while some employees were able to continue their work remotely, certain business operations that require direct labor and physical presence, such as vehicle integration and testing, were suspended during this and will be again under any other Level 4 Alerts. On December 2, 2021, New Zealand replaced the Alert Level system with the COVID-19 Protection Framework. The COVID-19 Protection Framework settings allow businesses to open and operate with greater flexibility while minimizing the virus’ spread. The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape.

Ability to sell additional launch services, space systems service and spacecraft components to new and existing customers

Our results will be impacted by our ability to sell our launch services, space systems services, and spacecraft components to new and existing customers. We have successfully launched Electron 20 times delivering 109 spacecraft to orbit through December 31, 2021. Our spacecraft components have flown on more than 100 spacecraft and our family of Photon spacecraft has been selected for missions to the Moon, Mars and Venus. Our growth opportunity is dependent on our ability to expand our addressable launch services market with larger volumetric and higher mass payloads capabilities of our recently announced medium-capacity Neutron launch vehicle, which will address large commercial and government constellation launch opportunities. Our growth opportunity is also dependent on our ability to win spacecraft constellation missions and expand our portfolio of strategic spacecraft components. Our ability to sell additional products to existing customers is a key part of our success, as follow-on purchases indicate customer satisfaction and decrease the likelihood of competitive substitution. To sell additional products and services to new and existing customers, we will need to continue to invest significant resources in our products and services.

Ability to improve profit margins and scale our business

We intend to continue to invest in initiatives to improve our operating leverage and significantly ramp production. We believe continued reduction in costs and an increase in production volumes will enable the cost of launch vehicles to decline and expand our gross margins. Our ability to achieve our production-efficiency objectives could be negatively impacted by a variety of factors including, among other things, lower-than-expected facility utilization rates, manufacturing and production cost overruns, increased purchased material costs and unexpected supply-chain quality issues or interruptions.

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

Launch Vehicle Build-Rate and Launch Cadence

We built approximately eight launch vehicles in 2020 and approximately eight launch vehicles in 2021. Although we experienced a negative impact in 2020 and 2021 as a result of the COVID-19 shutdowns and restrictions on our operations discussed in more detail above under “Key Factors Affecting Our Performance—Covid-19 Considerations,” we believe that the growth in build rate prior to such COVID-19 restrictions is a positive indicator of our ability to scale our manufacturing operations in support of our anticipated growth rate in the coming years.

We launched seven vehicles in 2020 and launched six vehicles in 2021. The decrease in launches in 2021 was due in part to the impact the COVID-19 shutdowns and restrictions had on our operations. Such impact is discussed in more detail above under “Key Factors Affecting Our Performance—Covid-19 Considerations.” We believe the number of launches is an indicator of our ability to convert mission awards into revenue in a timely manner and demonstrates the scalability of our launch operations. Growth rates between launches and total launch service revenue are not perfectly correlated because total revenue is affected by other variables, such as the revenue per launch, which can vary considerably based on factors such as unique orbit and insertion requirements, payload handling needs, launch location, time sensitivity of mission completion and other factors. Although we experienced a negative impact in 2020 and 2021 as a result of the COVID-19 shutdowns and restrictions, we believe that the growth in launch rate prior to such COVID-19 restrictions is a positive indicator of our ability to scale our launch operations in support of our anticipated growth rate in revenue in the coming years.

Revenue Growth

We generated $62.2 million and $35.2 million in revenue for the years ended December 31, 2021 and 2020, respectively, representing a year-on-year increase in revenue of approximately 77%. This year-on-year increase primarily resulted from strength in our organic space system products and services, a higher average contractual price per launch service and initial contribution from acquisitions that closed in the fourth quarter of 2021.

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

For the years ended December 31, 2021 and 2020, our revenue value per launch was $8.1 million and $5.5 million, respectively. Meanwhile, cost per launch was $9.2 million and $6.5 million for the years ended December 31, 2021 and 2020, respectively. The increase in cost per launch in the year ended December 31, 2021 was driven by stock based compensation charges related to the Business Combination as well as lower manufacturing absorption driven by COVID-19 impacts.

Backlog

Backlog represents future revenues that we would recognize in connection with the completion of all contracts and purchase orders that have been entered into by our customers but have not yet been fulfilled, excluding any customer options for future products or services that have not yet been exercised. Contracts for launch services and spacecraft builds typically include termination rights that may be exercised by customers upon advanced notice and payment of a specified termination fee. As of December 31, 2021, our backlog totaled $241.5 million. We expect to recognize approximately 60% of our backlog as of such date over the next 12 months and the remainder recognized thereafter.

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

For a description of our revenue recognition policies, see the section titled “— Critical Accounting Policies and Estimates.”

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel-related expenses for our sales, marketing, supply chain, finance, legal, human resources and administrative personnel, as well as the costs of customer service, information technology, professional services insurance, travel, allocated overhead and other marketing, communications and administrative expenses. We will continue to actively promote our products and therefore we expect to incur expenses related to sales and marketing. We also expect to further invest in our corporate organization and incur additional expenses associated with operating as a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums and compliance costs. As a result, we expect that selling, general and administrative expenses will increase in absolute dollars in future periods but decline as a percentage of total revenue over time.

Interest (expense) income, net

Interest expense consists primarily of interest expense incurred on debt and interest income consists primarily of interest income earned on our cash and cash equivalents and short-term investments balances.

Gain (loss) on foreign exchange

Gain (loss) on foreign exchange relates to currency fluctuations that generate foreign exchange gains or losses on invoices denominated in currencies other than the United States (“U.S.”) Dollar.

Change in fair value of liability classified warrants

Change in fair value of liability classified warrants relates to changes in the fair value of warrant liabilities.

Results of Operations

The following table sets forth our consolidated statements of operations information and data as a percentage of revenue for each of the periods indicated (in thousands, except percentages):

	Years Ended December 31,
	2021		2020
	$	%	$	%
Revenues	$62,237	100.0%	$35,160	100.0%
Cost of revenues	64,130	103.0%	46,977	133.6%
Gross loss	(1,893)	(3.0)%	(11,817)	(33.6)%
Operating expenses:
Research and development, net	41,765	67.1%	19,142	54.4%
Selling, general and administrative	58,395	93.8%	23,993	68.2%
Total operating expenses	100,160	160.9%	43,135	122.6%
Operating loss	(102,053)	(163.9)%	(54,952)	(156.2)%
Other income (expense):
Interest income (expense), net	(6,128)	(9.8)%	224	0.6%
Gain (loss) on foreign exchange	(567)	(0.9)%	2,420	6.9%
Change in fair value of liability classified warrants	(15,294)	(24.6)%	(2,417)	(6.9)%
Other income (expense), net	(798)	(1.3)%	187	0.5%
Total other income (expense), net	(22,787)	(36.6)%	414	1.1%
Loss before income taxes	(124,840)	(200.5)%	(54,538)	(155.1)%
Benefit (provision) for income taxes	7,520	12.1%	(467)	(1.3)%
Net loss	$(117,320)	(188.4)%	$(55,005)	(156.4)%

Comparison of the Years Ended December 31, 2021 and 2020

Revenues

	Years Ended December 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Revenues	$62,237	$35,160	$27,077	77%

Revenue increased by $27.1 million, or 77%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Launch services revenue was $39.0 million in the year ended December 31, 2021, an increase of $5.9 million, or 18%, primarily due to higher content per launch service agreement for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Space systems revenue was $23.3 million for the year ended December 31, 2021, an increase of $21.2 million, or 1,021%, primarily due to strength in our organic space system products and services and initial contribution from acquisitions that closed in the fourth quarter of 2021.

Cost of Revenues

	Years Ended December 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Cost of revenues	$64,130	$46,977	$17,153	37%

Cost of revenues increased by $17.2 million, or 37%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase in cost of revenues was driven by a step-up related to our Business Combination and vesting of restricted stock units in stock-based compensation of $9.6 million, initial contribution from ASI and PSC and lower production utilization due to COVID-19 related impacts during the year ended December 31, 2021 as compared to the year ended December 31, 2020. Cost of revenues for the year ended December 31, 2021 decreased to 103% of total revenue from 134% for the year ended December 31, 2020 due to an increase in space system revenues, which are more profitable then launch revenues, partially offset by the aforementioned step-up of stock-based compensation expense and COVID-19 related impacts.

Research and Development, Net

	Years Ended December 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Research and development, net	$41,765	$19,142	$22,623	118%

Research and development expense increased by $22.6 million, or 118%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to a step-up related to our Business Combination and vesting of restricted stock units in stock-based compensation of $8.8 million, Neutron development and increased labor and prototype spend focused on broadening our spacecraft component product portfolio.

Selling, General and Administrative

	Years Ended December 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Selling, general and administrative	$58,395	$23,993	$34,402	143%

Selling, general and administrative expense increased by $34.4 million, or 143%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to a $19.6 million increase in a step-up related to our Business Combination and vesting of restricted stock units in stock-based compensation and redemption compensation expense, increased costs associated with being a public company including higher staff costs and third party services, and deal related transaction costs.

Interest Income (Expense), Net

	Years Ended December 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Interest income (expense), net	$(6,128)	$224	$(6,352)	(2,836)%

Interest expense increased by $6.4 million, or 2,836%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to borrowings under our secured term loan agreement.

Gain (Loss) on Foreign Exchange

	Years Ended December 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Gain (loss) on foreign exchange	$(567)	$2,420	$(2,987)	(123)%

Loss on foreign exchange increased by $3.0 million, or 123%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to fluctuations in the foreign exchange of New Zealand Dollar and Canadian Dollar as compared to the U.S. Dollar.

Change in Fair Value of Liability Classified Warrants

	Years Ended December 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Change in fair value of liability classified warrants	$(15,294)	$(2,417)	$(12,877)	533%

Change in fair value of liability classified warrants expense increased by $12.9 million, or 533%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily as a result of the change in fair value of liability classified warrants assumed in connection with the Business Combination.

Other Income (Expense), Net

	Years Ended December 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Other income (expense), net	$(798)	$187	$(985)	(527)%

Other expense increased by $1.0 million, or 527%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to bank fees related to our term loan initiation with Hercules and the termination of the SVB term loan.

Benefit (Provision) for Income Taxes

	Years Ended December 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Benefit (provision) for income taxes	$7,520	$(467)	$7,987	(1,710)%

We recorded income tax benefit of $7.5 million and income tax provision of $0.5 million for the years ended December 31, 2021 and 2020, respectively. The annual effective tax rate was 6.0% for the year ended December 31, 2021, compared to (0.9)% for the year ended December 31, 2020. The annual effective tax rate was lower than the federal statutory rate due primarily to a full valuation allowance in the United States and was partially offset by recurring items such as foreign taxes based on local country statutory rates, excess tax benefits related to share-based compensation, and foreign withholding taxes, as well as by discrete items that may occur in any given year but are not consistent from year to year.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, bank debt, research and development grant proceeds, and cash flows from the sale of our products and services. As of December 31, 2021, we had $691.0 million of cash and cash equivalents. Our primary requirements for liquidity and capital are investment in new products and technologies, the expansion of existing manufacturing facilities, working capital, debt service, acquisitions of complementary businesses, products or technologies and general corporate needs. Historically, these cash requirements have been met through the net proceeds we received through private sales of equity securities, borrowings under our credit facilities, net proceeds received in the Business Combination and payments received from customers.

We believe that our existing cash and cash equivalents and payments from customers will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months, although we may choose to take advantage of opportunistic capital raising or refinancing transactions at any time. We will continue to invest in increasing production and expanding our product offerings through acquisitions.

Our future capital requirements will depend on many factors, including our launch cadence, traction in the market with our space systems offerings, the expansion of sales and marketing activities, the timing and extent of spending to support product development efforts, the introduction of new and enhanced products, the continuing market adoption of our products, the timing and extent of additional capital expenditures to invest in existing and new office spaces and the number of acquisitions of complementary businesses, products or technologies we pursue, if any. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued product innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.

Indebtedness

Hercules Capital Secured Term Loan

On June 10, 2021, the Company entered into a $100 million secured term loan agreement with Hercules Capital, Inc. (the “Hercules Capital Secured Term Loan”) and borrowed the full amount under the secured term loan agreement. The term loan has a maturity date of June 1, 2024 and is secured by substantially all of the assets of the Company. Payments due for the term loan are interest-only until the maturity date with interest payable monthly in arrears. The outstanding principal bears (i) cash interest at the greater of (a) 8.15% or (b) 8.15% plus the prime rate minus 3.25% and (ii) payment-in-kind interest of 1.25% which is accrued and added to the outstanding principal balance. Prepayment of the outstanding principal is permitted under the loan agreement and subject to certain prepayment fees. In connection with the secured term loan, the Company paid an initial facility charge of $1 million and the Company will be required to pay an end of term charge of $3.25 million upon repayment of the loan. The secured term loan agreement contains customary representations, warranties, non-financial covenants, and events of default. The Company was in compliance with all debt covenants related to its long-term borrowings as of December 31, 2021. As of December 31, 2021, there was $100.1 million outstanding under the Hercules Capital Secured Term Loan, of which $2.8 million was classified as current in the Company’s condensed consolidated balance sheets, with the remainder classified as a long-term borrowing. As of December 31, 2021, the Company had no availability under the Hercules Capital Secured Term Loan.

In connection with the $100 million Hercules Capital Secured Term Loan, the Company repaid the $15 million advance under the SVB Revolving Line and Term Loan Line and terminated the Loan and Security Agreement (see below).

Revolving Line and Term Loan Line

On December 23, 2020, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank for a maximum of $35 million in financing which included a warrant to purchase 121,689 shares of common stock at a price of $1.28 per share (see Note 11, Warrants to our condensed consolidated financial statements contained elsewhere in this report). The $35 million may be drawn upon utilizing the Revolving Line and Term Loan subject to certain terms and conditions. On May 13, 2021, the Company borrowed $15 million as a Term Loan advance under its Loan and Security Agreement. On June 10, 2021, the Company repaid the $15 million as a Term Loan advance under its Loan and Security Agreement upon funding of the Hercules Capital Secured Term Loan and the Revolving Line was closed.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Years Ended December 31,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$(71,791)	$(27,757)
Investing activities	(92,134)	(37,329)
Financing activities	799,939	21,478
Effect of exchange rate changes	2,128	(153)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$638,142	$(43,761)

Cash Flows from Operating Activities

Net cash used in operating activities was $71.8 million for the year ended December 31, 2021 consisted of $117.3 million in net loss, $53.5 million in non-cash expense and $8.0 million in cash used in operating assets and liabilities. Included in the non-cash expense are $32.6 million in stock-based compensation expense, $15.3 million in liability-classified warrant expense and $10.9 million in depreciation and amortization. Included in the cash used in operating assets and liabilities are a $12.7 million increase in inventory, a $10.5 million increase in prepaids and other current assets and a $7.8 million increase in accounts receivable, partially offset by a $28.1 million increase in deferred revenue.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2021 of $92.1 million was driven by cash paid for the ASI and PSC acquisitions of $66.4 million and capital equipment and infrastructure investments of $25.7 million. These investments included the build of the FCL and lab areas in Long Beach, California, which will be used to support classified government programs, Launch Complex 1 in Mahia, New Zealand, where we have now completed our second launch pad and are in process of adding additional support facilities to support launch operations and safety, and our propulsion development and test facility near Auckland, New Zealand, which consolidates and supports all Curie engine development and hot fire testing.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2021 of $799.9 million was primarily related to the closing of our Business Combination with Vector and PIPE proceeds of $728.3 million, $98.9 million in a long-term secured term loan, $3.1 million from the exercise of stock options partially offset by $30.4 million in the repurchase of shares and options from management.

Critical Accounting Policies and Estimates

We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. See Note 2, Significant Accounting Policies to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of our other significant accounting policies. The preparation of our consolidated financial statements in conformity with accounting standards generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

Revenue Recognition

We generate revenue from launch services and space systems. Launch services may be provided as a mission dedicated to a single customer or as a rideshare arrangement with multiple spacecraft from multiple customers. Space systems revenue is comprised of space engineering, program management, spacecraft components, spacecraft manufacturing and mission operations.

Revenue is recognized when control of the promised product or service is transferred to our customers at an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. Historically, our revenue contracts have been fixed-price contracts. To the extent actual costs vary from the cost upon which the price was negotiated, we will generate variable levels of profit or could incur a loss.

Our launch service contracts generally contain a single performance obligation, to provide launch services, as there are not distinct and separately identifiable promises contained in the contracts aside from the complex and interrelated nature of launch services activities. Similarly, our space systems contracts generally contain a single performance obligation as there are typically not distinct and separately identifiable promises contained in the contracts aside from the complex and interrelated nature of the manufacturing, engineering or operations activities as specified per the agreement. Where contracts contain a single performance obligation, the entirety of the transaction price is allocated to this one performance obligation. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation based on the estimated standalone selling price of the product or service underlying each performance obligation. The standalone selling price represents the amount we would sell the product or service to a customer on a standalone basis.

The transaction price represents the amount of consideration to which we expect to be entitled in exchange for transferring the promised services to our customers. The consideration promised within a contract may include fixed amounts and variable amounts. Variable consideration may consist of final milestone payments or mission success fees that are earned when the payload is delivered to the specified orbit, amongst other types.

We estimate variable consideration at the most likely amount, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur.

We recognize revenue when or as control is transferred to the customer, either over-time or at a point-in-time.

Generally, launch services revenue is recognized at a point-in-time when control transfers upon intentional ignition of the launch or where successful delivery milestones are applicable, such as upon delivery of the spacecraft to the specified orbit. In some circumstances, launch service revenue is recognized over-time when it is determined that there is no alternative use for the mission, due to contractual or practical limitations, and when we have an enforceable right to payment for the services performed to date including a reasonable profit.

Revenue for space systems is recognized at a point-in-time or over-time depending upon the nature of the contract with the customer. For contracts that provide space engineering, program management and mission operations, we recognize revenues over-time as the customer simultaneously receives and consumes the benefits provided by our performance as we perform. Similarly, spacecraft manufacturing is recognized over-time when it is determined that there is no alternative use for the spacecraft, due to contractual or practical limitations, and where we have an enforceable right to payment for the services performed to date including a reasonable profit. Contracts to provide components for spacecraft that do not qualify for over-time recognition are recognized at a point-in-time when control is transferred.

For revenue recognized over-time, we use an input method, based on costs incurred relative to total estimated costs at completion to estimate the percentage of completion. The costs incurred are determined by assessing the physical and technical progress on the spacecraft applied to the standard costs. Due to the nature of the work performed under spacecraft construction contracts, the estimation of physical and technical progress requires judgment and is subject to many variables including but not limited to actual progress and costs incurred, labor productivity, changes in cost and availability of materials.

Contracts for space software provide the customer with a right to use the software as it exists when made available to the customer. Customers may purchase perpetual entity-wide licenses or mission-based licenses, which provide customers with the same functionality and differ primarily in the number of spacecraft into which the software may be integrated. Revenue from space software is recognized upfront at the point in time when the software is made available to the customer. When customers purchase when and if available software maintenance in addition to the space software license, revenues allocated to the maintenance are recognized ratably over the maintenance period.

Due to their nature, time and materials contracts contain variable consideration; however, in general, our performance obligations under time and materials contracts qualify for the “right to invoice” practical expedient. Under this practical expedient, we recognize revenue, over time, in the amount to which we have a right to invoice. In addition, we are not required to estimate such variable consideration upon inception of the contract and reassess the estimate each reporting period. We determined that this method best represents the transfer of services as, upon billing, we have a right to consideration from a customer in an amount that directly corresponds with the value to the customer of our performance completed to date.

Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers.

Contract assets include unbilled amounts under contracts when revenue recognized exceeds the amount billed to the customer. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional and the invoice is issued. Contract assets are classified as current if the invoice will be delivered to the customer within the succeeding 12-month period with the remaining recorded as long-term. These contract assets are not considered a significant financing component of the company’s contracts as the payment terms are intended to protect the customer in the event the company does not perform on its obligations under the contract. Contract liabilities primarily consists of customer billings in advance of revenues being recognized. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements.

Stock-based Compensation Expense

Our stock compensation plan is classified as an equity plan which permits stock awards in the form of employee stock options and restricted stock awards. For awards that vest solely based on continued service, the fair value of an award is recognized as an expense over the requisite service period on a straight-line basis. For awards that contain performance conditions, the fair value of an award is recognized based on the probability of the performance condition being met.

The fair value of stock options under our employee equity incentive plan are estimated as of the grant date using the Black-Scholes option valuation model, which is affected by estimates of the fair value per share of common stock, the risk-free interest rate, expected dividend yield, expected term and the expected share price volatility of its common shares over the expected term, which are estimated as follows:

•
Fair value per share of common stock. Prior to the Business Combination, due to the absence of an active market for our common stock, the fair value of our common stock for purposes of determining the exercise price for stock option grants and the fair value at grant date was estimated based on highly subjective and uncertain information. The exercise price of stock options was set at least equal to the fair value of our common stock on the date of grant. Following the completion of the Business Combination in August 2021, we estimate the fair value of common stock based on the market price of our common stock underlying the awards on the grant date.
•
Expected volatility. Our shares have actively traded for a short period of time subsequent to the Business Combination, the volatility is based on the weighted average historical volatilities of a pool of public companies that are comparable to us. Expected volatility represents the estimated volatility of the shares over the expected life of the options.
•
Expected term. We determine the expected term of the awards using the simplified method due to our insufficient history of option exercise and forfeiture activity. The simplified method estimates the expected term based on the average of the vesting period and contractual term of the stock option.
•
Risk-free interest rate. The risk-free interest rate for periods within the expected life of the option is derived from the U.S. treasury interest rates in effect at the date of grant.
•
Estimated dividend yield. We use an expected dividend yield of zero since no dividends are expected to be paid.

The fair value of restricted stock units granted under our employee equity incentive plans are estimated as of the grant date in an amount equal to the estimated fair value per share of our common stock.

Forfeitures are recognized as incurred for as they occur. Unless otherwise approved, options must be exercised while the individual is an employee or within 90-days of termination when applicable. The expiration date of newly issued options is ten years after grant date unless earlier terminated as provided for in the plans.

The assumptions used in calculating the fair value of stock-based awards represent our best estimates, however, these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change or we use different assumptions, stock-based compensation expense could be materially different in the future.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying the statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

We utilize a two-step approach to recognizing and measuring uncertain income tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We make estimates, assumptions and judgments to determine its provision for income taxes and also for deferred tax assets and liabilities and any valuation allowances recorded against deferred tax assets. Actual future operating results and the underlying amount and type of income could differ materially from our estimates, assumptions and judgments thereby impacting its consolidated financial position and results of operations.

Warrant Liability

We account for the warrants assumed in connection with the Business Combination in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our Consolidated Statements of Operations and Comprehensive Loss.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item, including the report of our independent registered public accounting firm and the notes thereto, are included commencing at page F-1 of this Annual Report on Form 10-K and incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate to allow timely decisions regarding required disclosures.

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective as of December 31, 2021 as a result of the material weaknesses discussed below.

Previously Identified Material Weaknesses in Internal Control over Financial Reporting

In connection with the audit of Rocket Lab as of and for the year ended December 31, 2020, we previously identified material weaknesses in our internal control over financial reporting. The material weaknesses were related to management’s review of schedules and reconciliations, sufficiency of accounting resources and review, oversight of third-party specialists and controls over the segregation of duties and access to relevant financial reporting systems.

In response to the material weaknesses, management completed the following remediation actions:

•
We began a formal risk assessment process to identify and evaluate risks relevant to financial reporting objectives.
•
We implemented a training program addressing internal control over financial reporting, including educating control owners regarding the requirements of each control.

We determined that the material weaknesses continued to exist as of December 31, 2021. We have begun the process of, and we are focused on, designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate the material weakness. Our efforts include a number of actions:

•
We are actively recruiting additional personnel, in addition to engaging and utilizing third party consultants and specialists to supplement our internal resources and segregate key functions within our business processes, if appropriate;
•
We are designing and implementing additional review procedures within our accounting and finance department to provide more robust and comprehensive internal controls over financial reporting that address the relative financial statement assertions and risks of material misstatement within our business processes; and
•
We are designing and implementing information technology and application controls in our financially significant systems to address our relative information processing objectives.

While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the continuous improvement of our internal controls over financial reporting and will continue to diligently review our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of these inherent limitations, our disclosure and internal controls may not prevent or detect all instances of fraud, misstatements or other control issues. In addition, projections of any evaluation of the effectiveness of disclosure or internal controls to future periods are subject to risks, including, among others, that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

As discussed elsewhere in this Annual Report on Form 10-K, we completed a Business Combination on August 25, 2021 pursuant to which we acquired Rocket Lab. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. Following the business combination, Legacy Rocket Lab historical operations represent virtually the entirety of the combined business. In addition, following the business combination our accounting and financial systems, as well as personnel, were replaced by those of Legacy Rocket Lab. Due to the extensive changes to our internal control environment, it was impractical for us to develop, implement, and assess our system of internal control, and conduct management’s assessment of internal control over financial reporting as of December 31, 2021.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described in this Item 9A, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We expect to file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2022 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

Code of Conduct and Ethics

We have adopted a code of ethics and employee conduct that applies to all of our employees, officers and directors, including our President, Chief Executive Officer and Chairman, Chief Financial Officer, and other executive and senior officers. The full text of this code of ethics and employee conduct is posted on the investor relations page of our website at www.rocketlabusa.com. If we make any amendment to, or a waiver from, a provision of our code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller, or persons performing similar functions, that relates to any element of the code of ethics definition enumerated in paragraph (b) of Item 406 of Regulation S-K, we intend to disclose such amendment or waiver on that website.

The other information required by this Item is incorporated by reference from our 2022 Proxy Statement.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from our 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our 2022 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from our 2022 Proxy Statement.

The information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2022 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2022 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
(1) See the Index to Financial Statements at page F-1 of this report.

(2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of March 1, 2021, by and among Vector Acquisition Corporation, Rocket Lab USA, Inc. and Prestige Merger Sub, Inc., as amended by Amendment No. 1 thereto, dated May 7, 2021, and Amendment No. 2 thereto, dated June 25, 2021 (incorporated by reference to Annex A to the proxy statement/prospectus filed by Vector Acquisition Corporation on July 21, 2021).

2.2+

Agreement and Plan of Merger, by and among Rocket Lab USA, Inc., Supernova Acquisition Corp., SolAero Holdings, Inc., and Fortis Advisors LLC as stockholder representative, dated as of December 10, 2021 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on December 13, 2021).

3.1	Certificate of Incorporation of Rocket Lab USA, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Rocket Lab USA, Inc. on August 30, 2021).

3.2	Bylaws of Rocket Lab USA, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Rocket Lab USA, Inc. on August 30, 2021).

4.1*	Description of Securities.

10.1‡	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed by Vector Acquisition Corporation on June 25, 2021).

10.2

Second Amended and Restated Registration Rights Agreement, dated as of August 25, 2021, by and among Rocket Lab USA, Inc. (formerly known as Vector Acquisition Delaware Corporation), Vector Acquisition Partners, L.P. and certain other parties thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Rocket Lab USA, Inc. on August 31, 2021).

10.3‡

Letter Agreement , dated as of September 24, 2020, among Vector Acquisition Corporation, Vector Acquisition Partners, L.P. and the company’s officers and directors (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by Vector Acquisition Corporation on September 30, 2020).

10.4‡	Rocket Lab USA, Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Annex H to the proxy statement/prospectus filed by Vector Acquisition Corporation on July 21, 2021).

10.5‡	Rocket Lab USA, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Annex I to the proxy statement/prospectus filed by Vector Acquisition Corporation on July 21, 2021).

10.6

Sponsor Letter Agreement, dated as of March 1, 2021, between Vector Acquisition Corporation and Vector Acquisition Partners, L.P. (incorporated by referenced to Exhibit 10.2 to the Current Report on Form 8-K filed by Vector Acquisition Corporation on March 1, 2021).

10.7‡

Employment Agreement, dated August 12, 2014, between Rocket Lab Limited and Peter Beck (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 filed by Vector Acquisition Corporation on June 25, 2021).

10.8‡

Employee Offer Letter, dated March 8, 2018, between Rocket Lab USA, Inc. and Adam Spice (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 filed by Vector Acquisition Corporation on June 25, 2021).

10.9‡

Employment Agreement, dated September 9, 2013, between Rocket Lab Limited and Shaun O’Donnell, as updated on August 21, 2014 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 filed by Vector Acquisition Corporation on June 25, 2021).

10.10‡	Second Amended and Restated 2013 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.10 to the Form 8-K filed by Rocket Lab USA, Inc. on August 31, 2021).

10.11

Deed of Lease between Rocket Lab Limited and Kawatiri Properties Ltd., dated March 8, 2018, for the premises located at 25 Levene Place, Mount Wellington, Auckland 1060, New Zealand (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 filed by Vector Acquisition Corporation on June 25, 2021).

10.12

Standard Industrial Lease between Rocket Lab USA, Inc. and Douglas Park Associates III, LLC, dated October 4, 2019, for the premises located at 3881 McGowen Street, Long Beach, CA 90808 (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 filed by Vector Acquisition Corporation on June 25, 2021).

10.13

Amended and Restated Deed of Lease of Rural Land between Rocket Lab Limited and the Proprietors of Tawapata South, dated November 15, 2019, for the premises located at Onenui Station, Mahia 4198, New Zealand (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 filed by Vector Acquisition Corporation on June 25, 2021).

10.14

Launch Site Access and Operations Support Agreement for LC-2 between Rocket Lab USA, Inc. and the Virginia Commercial Space Flight Authority, dated September 28, 2018, for the premises located at Mid-Atlantic Regional Spaceport, NASA Wallops Flight Facility, Wallops Island, VA (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 filed by Vector Acquisition Corporation on June 25, 2021).

10.15

Deed of Lease between Rocket Lab Limited and Class One Services Ltd., dated November 15, 2019, for the premises located at 387 Coalfields Road, Kopuku 2471, New Zealand (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 filed by Vector Acquisition Corporation on June 25, 2021).

10.16

Loan and Security Agreement, dated as of June 10, 2021, by and among Rocket Lab USA, Inc., Rocket Lab Global Services, LLC, and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 filed by Vector Acquisition Corporation on June 25, 2021).

10.17‡

Management Redemption Agreement, dated as of June 17, 2021 by and between Rocket Lab USA, Inc., Peter Beck, Adam Spice, and Shaun O’Donnell (incorporated by reference to Annex L to the proxy statement/prospectus filed by Vector Acquisition Corporation on July 21, 2021).

10.18+	Membership Interest Purchase Agreement with ASI Aerospace LLC dated October 12, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 12, 2021).

10.19+

Agreement and Plan of Merger, by and among Rocket Lab USA, Inc., Platinum Merger Sub, Inc., Planetary Systems Corporation, and Michael Whalen as shareholder representative, dated November 15, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 15, 2021).

10.20+	Rocket Lab USA, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 9, 2021).

10.21‡	Form of Restricted Stock Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on November 9, 2021).

10.22‡	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on November 9, 2021).

10.23‡	Form of Restricted Stock Award Agreement for Employees (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on November 9, 2021).

10.24‡	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on November 9, 2021).

10.25‡	Form of Non-Qualified Stock Option Agreement for Employees (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed on November 9, 2021).

10.26‡	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed on November 9, 2021).

10.27‡*	Rocket Lab USA, Inc. Non-Employee Director Compensation Policy.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1*†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

† The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Annual Report on Form 10-K and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

+ Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the staff of the Securities and Exchange Commission upon request.

‡ Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	F-2
Consolidated Balance Sheets as of December 31, 2021 and 2020	F-3
Consolidated Statements of Operations for the Years ended December 31, 2021 and 2020	F-4
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years ended December 31, 2021 and 2020	F-5
Consolidated Statements of Cash Flows for the Years ended December 31, 2021 and 2020	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Rocket Lab USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rocket Lab USA, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche, LLP

Los Angeles, California
March 23, 2022

We have served as the Company’s auditor since 2018.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

(in thousands, except share and per share values)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$690,959	$52,792
Accounts receivable, net	13,957	2,730
Contract assets	2,490	2,045
Inventories	47,904	26,135
Prepaids and other current assets	19,454	9,412
Total current assets	774,764	93,114
Non-current assets:
Property, plant and equipment, net	65,339	49,832
Intangible assets, net	57,487	11,349
Goodwill	43,308	3,133
Right-of-use assets - operating leases	28,424	26,902
Restricted cash	1,116	1,141
Deferred income tax assets, net	5,859	2,398
Other non-current assets	4,550	—
Total assets	$980,847	$187,869
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Trade payables	$3,489	$3,368
Accrued expenses	10,977	6,571
Employee benefits payable	8,266	4,582
Contract liabilities	59,749	26,132
Current installments of long-term borrowings	2,827	—
Other current liabilities	10,999	7,766
Total current liabilities	96,307	48,419
Non-current liabilities:
Long-term borrowings, excluding current installments	97,297	—
Non-current lease liabilities	28,302	27,299
Deferred tax liabilities	466	—
Public and private warrant liabilities	58,227	—
Other non-current liabilities	1,800	3,899
Total liabilities	282,399	79,617
COMMITMENTS AND CONTINGENCIES (Note 16)
Redeemable convertible preferred stock(1)
Series A Preferred stock, $0.0001 par value; authorized, issued and outstanding shares: 0 and 62,496,074 at December 31, 2021 and 2020, respectively	—	5,500
Series B Preferred stock, $0.0001 par value; authorized shares: 0 and 108,599,827 at December 31, 2021 and 2020 respectively; issued and outstanding shares: 0 and 108,293,846 at December 31, 2021 and 2020, respectively	—	21,503
Series C Preferred stock, $0.0001 par value; authorized shares: 0 and 44,394,177 at December 31, 2021 and 2020 respectively; issued and outstanding shares: 0 and 44,275,586 at December 31, 2021 and 2020, respectively	—	16,471
Series D Preferred stock, $0.0001 par value; authorized shares: 0 and 24,012,173 at December 31, 2021 and 2020 respectively; issued and outstanding shares: 0 and 23,312,786 at December 31, 2021 and 2020, respectively	—	73,364
Series E Preferred stock, $0.0001 par value; authorized, issued and outstanding shares: 0 and 39,575,426 at December 31, 2021 and 2020, respectively	—	137,622
Series E-1 Preferred stock, $0.0001 par value; authorized, issued and outstanding shares: 0 and 5,890,047 at December 31, 2021 and 2020, respectively	—	20,500
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; authorized shares: 2,500,000,000 and 416,744,314 at December 31, 2021 and 2020, respectively; issued and outstanding shares: 450,180,479 and 78,410,162 at December 31, 2021 and 2020, respectively (1)	45	8
Additional paid-in capital	1,002,106	19,920
Accumulated deficit	(305,011)	(187,691)
Accumulated other comprehensive income	1,308	1,055
Total stockholders’ equity (deficit)	698,448	(166,708)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$980,847	$187,869

(1)
Shares outstanding for all periods reflect the adjustment for the Exchange Ratio as a result of the Business Combination. See Note 1, Description of Business.

The accompanying notes are an integral part of these consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands, except share and per share data)

	Years Ended December 31,
	2021	2020
Revenues	$62,237	$35,160
Cost of revenues	64,130	46,977
Gross loss	(1,893)	(11,817)
Operating expenses:
Research and development, net	41,765	19,142
Selling, general and administrative	58,395	23,993
Total operating expenses	100,160	43,135
Operating loss	(102,053)	(54,952)
Other income (expense):
Interest income (expense), net	(6,128)	224
Gain (loss) on foreign exchange	(567)	2,420
Change in fair value of liability classified warrants	(15,294)	(2,417)
Other income (expense), net	(798)	187
Total other income (expense), net	(22,787)	414
Loss before income taxes	(124,840)	(54,538)
Benefit (provision) for income taxes	7,520	(467)
Net loss	$(117,320)	$(55,005)
Other comprehensive income, net of tax:
Foreign currency translation income	253	1,134
Comprehensive loss	$(117,067)	$(53,871)
Net loss per share attributable to Rocket Lab USA, Inc.:
Basic and diluted	$(0.56)	$(0.73)
Weighted-average common shares outstanding:
Basic and diluted	209,895,135	75,414,888

The accompanying notes are an integral part of these consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
December 31, 2019	30,680,373	$254,460	8,076,275	$—	$14,236	$(132,686)	$(79)	$(118,529)
Retroactive application of Exchange Ratio	247,273,344	—	65,092,022	7	(7)	—	—	—
December 31, 2019 as adjusted	277,953,717	254,460	73,168,297	7	14,229	(132,686)	(79)	(118,529)
Net loss	—	—	—	—	—	(55,005)	—	(55,005)
Exercise of stock options	—	—	2,771,051	1	977	—	—	978
Stock-based compensation	—	—	—	—	4,218	—	—	4,218
Issuance of Series E-1 redeemable preferred stock for cash	5,890,047	20,500	—	—	—	—	—	—
Issuance of stock for acquisition	—	—	2,470,814	—	—	—	—	—
Issuance of common stock warrant	—	—	—	—	496	—	—	496
Other comprehensive income	—	—	—	—	—	—	1,134	1,134
December 31, 2020	283,843,764	274,960	78,410,162	8	19,920	(187,691)	1,055	(166,708)
Net loss	—	—	—	—	—	(117,320)	—	(117,320)
Exercise of stock options	—	—	3,688,836	—	3,122	—	—	3,122
Stock-based compensation	—	—	—	—	33,108	—	—	33,108
Exercise of preferred stock warrants	817,981	—	—	—	6,514	—	—	6,514
Exchange of preferred stock warrants for common stock warrants	—	—	—	—	2,975	—	—	2,975
Conversion of public warrants for common stock	—	—	2,180	—	35	—	—	35
Conversion of redeemable convertible preferred stock to common stock	(284,661,745)	(274,960)	284,661,745	29	274,932	—	—	274,961
Issuance of stock for acquisition	—	—	853,306	—	11,568	—	—	11,568
Reverse recapitalization, net of transaction costs	—	—	81,685,363	8	649,932	—	—	649,940
Common stock issued upon exercise of warrants	—	—	878,887	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	253	253
December 31, 2021	—	$—	450,180,479	$45	$1,002,106	$(305,011)	$1,308	$698,448

The accompanying notes are an integral part of these consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands)

	Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(117,320)	$(55,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,851	9,339
Stock compensation expense	32,557	4,218
Amortization of inventory step-up	616	—
Loss on disposal of assets	156	1,473
Loss on debt extinguishment	496	—
Amortization of debt issuance costs and discount	1,546	—
Noncash lease expense	2,010	1,533
Noncash expense associated with liability-classified warrants	15,294	2,615
Deferred income taxes	(9,979)	(713)
Changes in operating assets and liabilities:
Accounts receivable	(7,789)	(522)
Contract assets	1,816	5,019
Inventories	(12,688)	(11,260)
Prepaids and other current assets	(10,504)	(2,375)
Other non-current assets	(4,548)	—
Trade payables	(4,517)	(1,603)
Accrued expenses	3,074	4,104
Employee benefits payables	(326)	1,538
Contract liabilities	28,057	15,921
Other current liabilities	838	(832)
Non-current lease liabilities	(1,801)	(965)
Other non-current liabilities	370	(242)
Net cash used in operating activities	(71,791)	(27,757)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and software	(25,699)	(25,121)
Cash paid for acquisitions, net of acquired cash	(66,435)	(12,208)
Net cash used in investing activities	(92,134)	(37,329)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options and public warrants	3,147	978
Proceeds from long-term revolving line of credit	15,000	—
Proceeds from long-term secured term loan	98,895	—
Repayments on long-term revolving line of credit	(15,000)	—
Net Proceeds from issuance of Series E-1 Preferred Stock	—	20,500
Proceeds from Business Combination and PIPE Investment, net of transaction costs	728,255	—
Repurchase of shares and options from management	(30,358)	—
Net cash provided by financing activities	799,939	21,478
Effect of exchange rate changes on cash and cash equivalents	2,128	(153)
Net increase (decrease) in cash and cash equivalents and restricted cash	638,142	(43,761)
Cash and cash equivalents, and restricted cash, beginning of period	53,933	97,694
Cash and cash equivalents, and restricted cash, end of period	$692,075	$53,933
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,991	$—
Cash refunds/(paid) for income taxes	(1,842)	300
Unpaid purchases of property, equipment and software	938	2,090
Issuance of common stock warrants and accrued issuance costs in connection with loan and security agreement	—	677
Unpaid transaction costs	27	—
Right-of-use assets obtained in exchange for new operating lease liabilities	3,916	2,410
Issuance of common stock in connection with acquisition, at fair value	11,568	—
Contingent consideration assumed at acquisitions	7,300	—
Warrants assumed as part of Business Combination	48,149	—
Prepaid expenses assumed as part of Business Combination	219	—

The accompanying notes are an integral part of these consolidated financial statements.

ROCKET LAB USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.
DESCRIPTION OF THE BUSINESS

Rocket Lab USA, Inc. (“Rocket Lab” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) is an end-to-end space company with an established track record of mission success headquartered in Long Beach, California and is the parent company for several wholly owned operating subsidiaries located in the United States, New Zealand and Canada. We deliver reliable launch services, spacecraft design services, spacecraft components, spacecraft manufacturing and other spacecraft and on-orbit management solutions that make it faster, easier and more affordable to access space. We operate one of the only private orbital launch ranges in the world, located in Mahia, New Zealand, enabling a unique degree of operational flexibility and control of customer launch manifests and mission assurance. While our business has historically been centered on the development of small-class launch vehicles and related sale of launch services, we are currently innovating in the areas of medium-class launch vehicles and launch services, space systems design and manufacturing, on-orbit management solutions, and space data applications.

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

The Business Combination

On August 25, 2021, the Company consummated the Business Combination. The following occurred upon the Closing:

•
The Company repurchased $40,000 of Legacy Rocket Lab Common Stock and options to purchase Legacy Rocket Lab Common Stock from certain members Rocket Lab management. Of the total repurchase amount of $40,000, $10,000 was used to purchase shares and options earned by employees through share-based compensation and resulted in incremental compensation expense of $9,642.
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

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

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

In addition, if the closing price of the Post Combination Company common stock was equal to or greater than $20.00 for a period of at least 20 trading days out of 30 consecutive trading days during the period commencing on the 90th day following the Closing Date and ending on the 180th day following the Closing Date (the “Stock Price Target”), the holders of Legacy Rocket Lab’s equity securities, including options, warrants, restricted stock units and other rights to acquire stock of Legacy Rocket Lab, would have been entitled to receive an aggregate of 32,150,757 additional shares of Post Combination Company Common Stock (the “Earnout Shares”), subject, in the case of holders of options, warrants, restricted stock units and other rights to acquire stock of Legacy Rocket Lab, to the terms of such options, warrants, restricted stock units and other rights. In evaluating the accounting treatment for the earnout, we have concluded that the earnout is not a liability under Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, is not subject to the accounting guidance under ASC 718, Compensation—Stock Compensation, and is not subject to derivative accounting under ASC 815, Derivative and Hedging. As such, the earnout is recognized in equity at fair value upon the closing of the Business Combination. On February 21, 2022, the Company’s common stock did not trade at equal to or greater than $20.00 for a period of at least 20 trading days out of 30 consecutive trading days during the Stock Price Target and the Company will not issue the Earnout Shares.

Immediately after giving effect to the Business Combination and the PIPE Financing, the following were outstanding: (i) 447,919,591 shares of Rocket Lab Common Stock, consisting of (a) 362,188,208 shares of Post Combination Company Common Stock issued to holders of Legacy Rocket Lab common stock and redeemable convertible preferred stock, (b) 31,031,383 shares issued to the holders of Vector’s Class A ordinary shares, which reflects the redemption of 968,617 Class A ordinary shares with respect to which holders exercised their redemption right, (c) 8,000,000 shares issued to the holders of Vector’s Class B ordinary shares, and (d) 46,700,000 shares of Post Combination Company Common Stock issued in the PIPE Investment; (ii) warrants to purchase 16,266,666 shares of Post Combination Company Common Stock at an exercise price of $11.50 per share issued upon conversion of the outstanding Vector warrants prior to the Business Combination; (iii) warrants to purchase 891,380 shares of Post Combination Company Common Stock attributable to Legacy Rocket Lab warrants prior to the Business Combination, which had a weighted average exercise price of approximately $0.29 per share, (iv) options to purchase 17,961,684 shares of Post Combination Company Common Stock attributable to Legacy Rocket Lab options prior to the Business Combination, which had a weighted average exercise price of $1.04 per share and 14,253,283 of which were vested, (v) 14,903,640 restricted stock units attributable to restricted stock units of Rocket Lab prior to the Rocket Lab Business Combination, including 4,065,304 with respect to which the time-based vesting conditions had been satisfied and (vi) an earnout obligation of Legacy Rocket Lab prior to the Business Combination pursuant to which the Post Combination Company may be required to issue up to 1,915,356 shares of Post Combination Company Common Stock. In addition, the Earnout Shares will not be issued as described above.

The following table reconciles the elements of the Business Combination to the Condensed Consolidated Statement of Cash Flows and the Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the year ended December 31, 2021:

Cash - Vector Trust and cash, net of redemptions	$310,330
Cash - PIPE Investment	467,000
Less: transaction costs and advisory fees paid	(49,075)
Net proceeds from Rocket Lab Business Combination	728,255
Less: Accrued transaction costs	(27)
Plus: Prepaid expenses assumed as part of Business Combination	219
Less: Warrants assumed as part of Business Combination	(48,149)
Less: Repurchase of Management Shares	(30,358)
Reverse recapitalization, net of transaction costs	$649,940

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

The Business Combination was accounted for as a reverse recapitalization in accordance with ASC 805, Business Combinations, with no goodwill or other intangible assets recorded. Under this method of accounting, Vector was treated as the “accounting acquiree” and Legacy Rocket Lab as the “accounting acquirer” for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Rocket Lab issuing shares for the net assets of Vector, followed by a recapitalization. The consolidated assets, liabilities, and results of operations of Legacy Rocket Lab comprise the historical financial statements of the Post Combination Company, and Vector’s assets, liabilities and results of operations are consolidated with Legacy Rocket Lab beginning on the acquisition date. Accordingly, for accounting purposes, the financial statements of the Post Combination Company represent a continuation of the financial statements of Legacy Rocket Lab, and the net assets of Vector are stated at historical cost, with no goodwill or other intangible assets recorded. This determination was primarily based on the following:

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

2.
SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation and Basis of Presentation

The consolidated financial statements are presented in conformity with accounting standards generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Rocket Lab USA, Inc. and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

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

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers cash and cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which have a maturity date within ninety days from the date of purchase. The carrying amounts for the Company’s cash equivalents approximate fair value due to their short maturities. Cash equivalents are recorded at fair value and consist primarily of money market funds.

Restricted Cash

The Company considers restricted cash to include any cash that is legally restricted as to withdrawal or usage. The Company had $1,116 and $1,141 as of December 31, 2021 and 2020, respectively. The balance relates to collateral for letters of credit and money market accounts and is presented in restricted cash in the consolidated balance sheets.

Accounts Receivable, Net

Accounts receivables represent amounts billed and currently due from customers. The amounts are stated at their net estimated realizable value. The Company monitors collections and payments from its customers and maintains an allowance for doubtful accounts, which effective January 1, 2020, is based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar high-risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The allowance for credit losses as of December 31, 2021 and 2020, and the activity in this account, including the current-period provision for expected credit losses for the years ended December 31, 2021 and 2020, were not material.

Inventories

Inventories consist of components and subassemblies, spare parts and consumable goods. Inventories are recorded at actual acquisition costs and adjusted to the lower of cost or estimated net realizable value. Costs include direct material, direct labor, applicable manufacturing and engineering overhead, and other direct costs. The determination of net realizable value of long-term contract costs is based upon quarterly contract reviews that determine an estimate of costs to be incurred to complete all contract requirements. When actual contract costs and the estimate to complete exceed total estimated contract revenues, a loss provision is recorded.

Prepaids and Other Current Assets

Prepaids and other current assets include goods and services tax, prepaid expenses, government grant receivables and miscellaneous receivables.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

Property, Plant and Equipment, Net

Property, plant and equipment, are stated at cost, less accumulated depreciation. Depreciation on Launch Services is calculated using a diminishing value method which approximates a double-declining method over the estimated useful lives of assets. Depreciation on Space Systems is calculated using the straight-line method over the estimated useful lives of assets.

Asset Category	Estimated Useful Lives
Buildings and improvements	15 to 30 years
Machinery, equipment, vehicles and office furniture	2 to 12 years
Computer equipment, hardware and software	3 to 5 years
Launch site assets	3 to 10 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life

Launch site assets include buildings, machinery and equipment at launch sites.

Repair and maintenance costs are expensed as incurred. Assets disposed of or retired are removed from cost and accumulated depreciation accounts and any resulting gain or loss is reflected in the Company’s consolidated statements of operations and comprehensive loss.

Business Combination

The results of businesses acquired in a business combination are included in our consolidated financial statements from the date of the acquisition. The Company uses the acquisition method of accounting for business combinations and recognizes assets acquired and liabilities assumed measured at their fair values on the date acquired. Goodwill is measured as of the acquisition date as the excess of consideration transferred over the net acquisition date fair value of the assets acquired and the liabilities assumed.

The Company performs valuations of assets acquired and liabilities assumed and allocates the purchase price to its respective assets and liabilities. Determining the fair value of assets acquired and liabilities assumed requires us to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates and selection of comparable companies. The Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination.

Intangible Assets, Net

Intangible assets consist of purchased intangible assets including developed technology, in-process research and development, customer relationships, backlog, trademarks and tradenames, non-compete agreements, capitalized software and capitalized intellectual property and are amortized over their useful lives ranging from one to twenty years using the straight-line method of amortization. The Company evaluates the recoverability of intangible assets periodically by considering events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

Impairment of Long-Lived Assets

Long-lived assets consist of property, plant equipment and intangible assets with estimable useful lives subject to depreciation and amortization. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of an asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. There was no impairment of long-lived assets during the years ended December 31, 2021 and 2020.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combination. We test goodwill for impairment at least annually during the fourth fiscal quarter, or more frequently if indicators of impairment exist during the fiscal year. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, loss of key customers, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends or significant underperformance relative to expected historical or projected future results of operations.

When testing goodwill for impairment, the Company first performs a qualitative assessment. If the Company determines it is more likely than not that a reporting unit’s fair value is less than its carrying amount, then a one-step impairment test is required. If the Company determines it is not more likely than not a reporting unit’s fair value is less than its carrying amount, then no further analysis is necessary. To identify whether a potential impairment exists, the Company compares the estimated fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If, however, the fair value of the reporting unit is less than its carrying amount, then such balance would be recorded as an impairment loss.

Any impairment loss is limited to the carrying amount of goodwill allocated to the reporting unit. There was no impairment of goodwill during the years ended December 31, 2021 and 2020.

Fair Value of Financial Instruments

We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. We estimate fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which is categorized in one of the following levels:

•
Level 1—Quoted prices in active markets for identical assets or liabilities.
•
Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. The inputs to the determination of fair value are based upon the best information in the circumstances and may require significant management judgment or estimation.

The Company considers the carrying values of cash, restricted cash, accounts receivable, accounts payable, and accrued expenses to approximate fair value for these financial instruments due to the short maturities of these instruments. The Company’s preferred stock warrant options and public and private warrants are carried at fair value and determined according to the fair value hierarchy above (Note 5).

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

Certain assets and liabilities, including goodwill and intangible assets, are subject to measurement at fair value on a non-recurring basis upon initial acquisition in a business combination or if they are deemed to be impaired as a result of an impairment review.

Fair Value of Common Stock

Subsequent to the Business Combination, the fair value of the Company’s common stock is based on the closing market price on the date of grant. Prior to the Business Combination, due to the absence of an active market for the Company’s common stock, the fair value of the Company’s common stock is estimated based on current available information. This estimate required significant judgment and considers several factors, such as estimated probabilities of future liquidation scenarios, future equity values estimated based on project future cash flows and guideline public company information, discount rates, expected volatility and discounts for lack of marketability. These estimates were highly subjective in nature and involved a large degree of uncertainty.

Such estimates of the fair value of the Company’s common stock were used in the measurement of stock-based compensation expense and common stock and preferred stock warrants prior to the Business Combination.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

Equity Issuance Costs

Certain transaction costs incurred in connection with the Merger Agreement that are direct and incremental to the Business Combination (see Note 1) have been recorded as a component of additional paid-in capital within the Condensed Consolidated Balance Sheets.

Revenue Recognition

The Company generates revenue from launch services and space systems. Launch services may be provided as a mission dedicated to a single customer or as a rideshare arrangement with multiple spacecraft from multiple customers. Space systems revenue is comprised of space engineering, program management, spacecraft components, spacecraft manufacturing, space software and mission operations.

Revenue is recognized when control of the promised product or service is transferred to our customers at an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. The Company’s revenue contracts are generally fixed-price contracts or time and materials contracts depending upon the nature of the contract. In fixed-price contracts, to the extent actual costs vary from the cost upon which the price was negotiated, the company will generate variable levels of profit or could incur a loss.

The Company enters into contracts that can include various combinations of products and services, including contracts that contain both launch services and space systems products and services. In general, each launch and space system product or service is capable of being distinct and accounted for as separate performance obligations. Where contracts contain a single performance obligation, the entirety of the transaction price is allocated to this one performance obligation. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation based on the estimated standalone selling price of the product or service underlying each performance obligation. The standalone selling price represents the amount the Company would sell the product or service to a customer on a standalone basis.

The transaction price represents the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised services to its customers. The consideration promised within a contract may include fixed amounts and variable amounts. Variable consideration may consist of final milestone payments or mission success fees that are earned when the payload is delivered to the specified orbit, amongst other types.

The Company estimates variable consideration at the most likely amount, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur.

The Company recognizes revenue when or as control is transferred to the customer, either over-time or at a point-in-time.

Generally, launch services revenue is recognized at a point-in-time when control transfers upon intentional ignition of the launch or where successful delivery milestones are applicable, such as upon delivery of the spacecraft to the specified orbit. In some circumstances, launch service revenue is recognized over-time when it is determined that there is no alternative use for the mission, due to contractual or practical limitations, and when the Company has an enforceable right to payment for the services performed to date including a reasonable profit.

Revenue for space systems is recognized at a point-in-time or over-time depending upon the nature of the contract with customer. For contracts to provide space engineering, program management and mission operations, the Company recognizes revenues over-time as the customer simultaneously receives and consumes the benefits provided by the Company’s performance as the Company performs. Similarly, spacecraft manufacturing is recognized over-time when it is determined that there is no alternative use for the spacecraft, due to contractual or practical limitations, and where the Company has an enforceable right to payment for the services performed to date including a reasonable profit. Contracts to provide components for spacecraft that do not qualify for over-time recognition are recognized at a point-in-time when control is transferred.

For revenue recognized over-time, the Company uses either an input method, based on costs incurred relative to total estimated costs at completion to estimate the percentage of completion, or an output method, based upon days of service, depending upon the nature of the performance obligation. For revenues measured utilizing an input method, the costs incurred are determined by assessing the physical and technical progress on the performance obligation applied to the standard costs. Due to the nature of the work performed under spacecraft construction contracts, the estimation of physical and technical progress requires judgment and is subject to many variables including but not limited to actual progress and costs incurred, labor productivity, changes in cost and availability of materials.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

Contracts for space software provide the customer with a right to use the software as it exists when made available to the customer. Customers may purchase perpetual entity-wide licenses or mission-based licenses, which provide customers with the same functionality and differ primarily in the number of spacecraft into which the software may be integrated. Revenue from space software is recognized upfront at the point-in-time when the software is made available to the customer. When customers purchase when and if available software maintenance in addition to the space software license, revenues allocated to the maintenance are recognized ratably over the maintenance period.

Due to their nature, time and materials contracts contain variable consideration; however, in general, the Company’s performance obligations under time and materials contracts qualify for the “right to invoice” practical expedient. Under this practical expedient, the Company recognizes revenue, over time, in the amount to which the Company has a right to invoice. In addition, the Company is not required to estimate such variable consideration upon inception of the contract and reassess the estimate each reporting period. The Company determined that this method best represents the transfer of services as, upon billing, the Company has a right to consideration from a customer in an amount that directly corresponds with the value to the customer of the Company’s performance completed to date.

Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers.

Contract assets include unbilled amounts under contracts when revenue recognized exceeds the amount billed to the customer. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional and the invoice is issued. Contract assets are classified as current if the invoice will be delivered to the customer within the succeeding 12-month period with the remaining recorded as long-term. These contract assets are not considered a significant financing component of the company’s contracts as the payment terms are intended to protect the customer in the event the company does not perform on its obligations under the contract. Contract liabilities primarily consists of customer billings in advance of revenues being recognized. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements.

Cost of Revenues

Cost of revenues includes direct material costs, compensation and benefits and other costs, such as launch service supplies and consumables, lab supplies, insurance, travel, vehicle and equipment related costs directly associated with generating revenues.

Selling, General and Administrative

Selling, general and administrative expenses consist of indirect costs, including management and executive compensation, corporate costs related to finance, accounting, human resources, information technology, legal, administrative, safety, professional services, rent and other general expenses.

Advertising costs are expensed as incurred and presented within selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2021 and 2020, advertising costs were not material.

Research and Development Costs, net

Research and development costs, net primarily include labor, prototype, and professional services related to the development of our Space System platform and components and the Neutron Launch Vehicle. These costs are based on a cost model for research and development relating to internal product development programs not associated with customer contractual arrangements. These costs are presented net of government grants on the consolidated statements of operations and comprehensive loss.

Government Grants

The Company entered into a funding agreement for a research and development growth grant with an agency of the New Zealand federal government during the year ended 2013. The grant reimbursed up to 20% of the Company’s qualifying research and development costs incurred. The Company recognized a grant receivable once eligible reimbursable research and development expenses are incurred and submitted for reimbursement. Any corresponding grant receivable would be presented within prepaids and other current assets on the consolidated balance sheets. The Company received $3,695 in grant proceeds during the year ended December 31, 2020, which is presented within research and development costs, net in consolidated statements of operations and comprehensive loss.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

The Company entered into a research and development tax incentive program with the New Zealand government effective from January 1, 2021. The tax incentive will reimburse up to 15% of the Company’s qualifying research and development costs incurred. The Company may recognize a grant receivable once eligible reimbursable research and development expenses are incurred and submitted for reimbursement. Any corresponding grant receivable will be presented within other current assets on the consolidated balance sheets. The Company accrued for an estimated amount of $2,563 during the year ended December 31, 2021, which is presented within research and development costs, net in consolidated statements of operations and comprehensive loss.

The Company entered into an agreement with the U.S. Space Force’s Space Systems Command for development of the Neutron launch vehicle’s upper stage during the year ended 2021. The Company received $393 in proceeds during the year ended December 31, 2021, which is presented within research and development costs, net in consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

The Company’s stock compensation plan is classified as an equity plan which permits stock awards in the form of employee stock options and restricted stock awards. For awards that vest solely based on continued service, the fair value of an award is recognized as an expense over the requisite service period on a straight-line basis. For awards that contain performance conditions, the fair value of an award is recognized based on the probability of the performance condition being met.

The fair value of stock options under the Company’s employee equity incentive plan are estimated as of the grant date using the Black-Scholes option valuation model, which is affected by estimates of the fair value per share of the Company’s common stock, the risk-free interest rate, expected dividend yield, expected term and the expected share price volatility of its common shares over the expected term, which are estimated as follows:

•
Fair value per share of common stock. Prior to the Business Combination, due to the absence of an active market for the Company’s common stock, the fair value of the Company’s common stock for purposes of determining the exercise price for stock option grants and the fair value at grant date was estimated based on highly subjective and uncertain information. The exercise price of stock options was set at least equal to the fair value of the Company’s common stock on the date of grant. Following the completion of the Business Combination in August 2021, the Company estimates the fair value of common stock based on the market price of our Common Stock underlying the awards on the grant date.
•
Expected volatility. The Company’s shares have actively traded for a short period of time subsequent to the Business Combination, the volatility is based on the weighted average historical volatilities of a pool of public companies that are comparable to the Company. Expected volatility represents the estimated volatility of the shares over the expected life of the options.
•
Expected term. The Company determines the expected term of the awards using the simplified method due to the Company’s insufficient history of option exercise and forfeiture activity. The simplified method estimates the expected term based on the average of the vesting period and contractual term of the stock option.
•
Risk-free interest rate. The risk-free interest rate for periods within the expected life of the option is derived from the U.S. treasury interest rates in effect at the date of grant.
•
Estimated dividend yield. The Company uses an expected dividend yield of zero since no dividends are expected to be paid.

The fair value of restricted stock units granted under the Company’s employee equity incentive plans are estimated as of the grant date in an amount equal to the estimated fair value per share of the Company’s common stock.

Forfeitures are recognized as incurred for as they occur. Unless otherwise approved, options must be exercised while the individual is an employee or within 90-days of termination when applicable. The expiration date of newly issued options is ten years after grant date unless earlier terminated as provided for in the Plan.

The assumptions used in calculating the fair value of stock-based awards represent our best estimates, however, these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change or we use different assumptions, stock-based compensation expense could be materially different in the future.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying the statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company utilizes a two-step approach to recognizing and measuring uncertain income tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company makes estimates, assumptions and judgments to determine its provision for income taxes and also for deferred tax assets and liabilities and any valuation allowances recorded against deferred tax assets. Actual future operating results and the underlying amount and type of income could differ materially from the Company’s estimates, assumptions and judgments thereby impacting its consolidated financial position and results of operations.

The Company’s policy is to recognize interest and/or penalties related to all tax positions in income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. Interest and penalties related to uncertain tax positions were not material as of and for the years ended December 31, 2021 and 2020.

Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in two reportable segments: Launch Services and Space Systems.

Foreign Currencies

The functional currency of certain of the Company’s wholly owned subsidiaries is the currency of the primary economic environment in which they operate. Assets and liabilities denominated in currencies other than the functional currency are remeasured at the exchange rate in effect on the balance sheet date, with exchange differences or remeasurement included in other (expense) income, net on our consolidated statement of operations and comprehensive loss. Revenue and expenses are translated at average rates of exchange prevailing during the respective period. Translation adjustments resulting from this process are recorded as a component of accumulated other comprehensive income (loss) in the consolidated statement of redeemable convertible preferred stock and shareholders’ deficit.

Leases

The Company leases certain property, vehicles and equipment. At contract inception, the Company determines if contract contains a lease and whether the lease should be classified as an operating or financing lease.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, it uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also includes any lease prepayments made and excludes lease incentives. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Finance leases result in the recognition of depreciation expense, which is recognized on a straight-line basis over the expected life of the leased asset, and interest expense, which is recognized following an effective interest rate method.

The Company excludes short-term leases (term of 12 months or less) from the balance sheet presentation and accounts for non-lease and lease components in a contract as a single lease component for certain asset classes.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

Warrant Liability

The Company accounts for the warrants assumed in connection with the Business Combination in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Consolidated Statements of Operations and Comprehensive Loss.

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU No. 2021-08”). The amendments in ASU No. 2021-08 address diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination. The amendments in ASU No. 2021-08 require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. Upon adoption, an acquirer should account for the related revenue contracts of the acquiree as if it has originated the contracts.

For public business entities, the amendments in ASU No. 2021-08 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in ASU No. 2021-08 should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted. An entity that early adopts should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company has early adopted ASU No. 2021-08 effective January 1, 2021, which resulted in the contract liabilities being recognized under ASC 606 instead of fair value at the acquisition dates. There were no other impacts due to the adoption of this guidance on our consolidated financial statements.

3.
REVENUES

The Company disaggregates revenue by reportable segment and revenue recognition pattern, as it believes these categories best depicts how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors. The following tables provide information about disaggregated revenue and a reconciliation of the disaggregated revenue during the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021
	Launch	Space
	Services	Systems	Total
Revenues by recognition model
Point-in-time	$36,576	$12,578	$49,154
Over-time	2,395	10,688	13,083
Total revenue by recognition model	$38,971	$23,266	$62,237

	Year Ended December 31, 2020
	Launch	Space
	Services	Systems	Total
Revenues by recognition model
Point-in-time	$31,993	$1,910	$33,903
Over-time	1,092	165	1,257
Total revenue by recognition model	$33,085	$2,075	$35,160

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables (presented within contract assets) and customer advances and deposits (presented within contract liabilities) on the consolidated balance sheets, where applicable. Amounts are generally billed as work progresses in accordance with agreed-upon milestones. These individual contract assets and liabilities are reported in a net position on a contract-by-contract basis on the consolidated balance sheets at the end of each reporting period.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

The following table presents the balances related to enforceable contracts as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Contract balances
Accounts receivable	$13,957	$2,730
Contract assets	2,490	2,045
Contract liabilities	59,749	26,132

Changes in contract liabilities were as follows:

	2021	2020
Contract liabilities, beginning of year	$26,132	$10,211
Contract liabilities assumed at acquisition	5,560	—
Customer advances received	41,614	24,694
Recognition of unearned revenue	(13,557)	(8,773)
Contract liabilities, end of year	$59,749	$26,132

The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior years during the years ended December 31, 2021 and 2020 was not material.

Remaining unsatisfied performance obligations represent the total dollar value of work to be performed on contracts awarded and in progress. The amount of remaining unsatisfied performance obligations increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of remaining unsatisfied performance obligations when an enforceable agreement has been reached. Remaining unsatisfied performance obligations totaled $241,463 as of December 31, 2021, of which approximately 60% is expected to be recognized within 12 months, with the remaining 40% to be recognized beyond 12 months.

4.
BUSINESS COMBINATIONS

Sinclair Interplanetary

On April 28, 2020, the Company acquired 100% of the outstanding capital stock and voting interest of Sinclair Interplanetary (“Sinclair Interplanetary”), pursuant to a stock purchase agreement with Sinclair, dated March 6, 2020. The results of Sinclair’s operations have been included in the consolidated financial statements since the acquisition close date. Sinclair Interplanetary is a leading provider of high-quality, flight-proven spacecraft hardware and is headquartered in Toronto, Canada. As a result of the acquisition, management expects to strengthen and expand the Company’s ability to become a one stop shop for customers who desire to design, build and launch a spacecraft.

Acquisition Consideration

The acquisition-date consideration transferred consisted of cash of $12,340.

The following table presents estimates of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition:

Description	Amount
Cash and cash equivalents	$132
Accounts receivable	1,024
Intangible assets, net	10,250
Other current liabilities	(2,494)
Other assets and liabilities, net	533
Identifiable net assets acquired	9,445
Goodwill	2,895
Total purchase price	$12,340

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

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

The Company recognized $1,026 of acquisition and integration related costs that were expensed in the year ended December 31, 2020. These costs are included in the consolidated statement of operations in the line item entitled “Selling, General and Administrative Expense.”

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

Due to the continuing employment requirement of the shares issued upon closing of the transaction and continuing employment requirement of the earnout shares, the costs associated with the shares are recognized as post-combination compensation expense recognized in research and development expenses in the condensed consolidated statements of operations and comprehensive loss. The stock-based compensation of this award is recognized based on the probability of the performance condition being fully met.

The following table provides stock-based compensation expense recognized in conjunction with the Sinclair Interplanetary acquisition:

	Years Ended December 31,
Acquisition stock-based compensation	2021	2020
Shares issued in conjunction with the acquisition	$1,402	$934
Earnout share achievement	1,630	—
Total stock compensation related to the acquisition	$3,032	$934

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

ASI

On October 12, 2021, the Company completed the acquisition of Advanced Solutions, Inc. (“ASI”). ASI is an engineering company that develops flight software, simulation systems and guidance, navigation and control systems. ASI’s customers include agencies within the Defense Department, Air Force, NASA, other aerospace prime contractors, commercial spacecraft developers and space startups. ASI will be part of the Company’s Space Systems operating segment and continue to serve its current customers and support the Company’s Photon missions, spacecraft components, and space and ground software capabilities.

Acquisition Consideration

The acquisition-date consideration transferred consisted of cash of $29,935. The purchase agreement also includes an additional potential earn out payment of up to $5,500 based on achievement of certain performance metrics for the business in its fiscal year ending December 31, 2021. The contingent cash consideration was classified as a liability and included in accrued expenses on the Company’s consolidated balance sheet. To estimate the fair value of the contingent consideration liability, management valued the earn-out based on the likelihood of reaching targets contained in the purchase agreement. At the acquisition date, the fair value of the contingent consideration payable was determined to be $5,500. At December 31, 2021, there were no material changes in the range of expected outcomes and the fair value of the contingent consideration from the acquisition date.

The following table presents estimates of the preliminary fair value of the assets acquired and the liabilities assumed by the Company in the acquisition:

Description	Amount
Cash and cash equivalents	$2,245
Accounts receivable	1,920
Intangible assets	15,900
Employee benefits payable	(1,310)
Other assets and liabilities, net	21
Identifiable net assets acquired	18,776
Goodwill	16,659
Total purchase price	$35,435

The following is a summary of preliminary identifiable intangible assets acquired and the related expected lives for the finite-lived intangible assets (in thousands):

Type	Estimated Life in Years	Fair Value
Developed technology	7	$11,400
In-process technology	N/A	300
Customer relationships	10	3,100
Trademark and tradenames	7	1,100
Total identifiable intangible assets acquired		$15,900

Goodwill of $16,659 was recorded for the ASI acquisition, representing the excess of the purchase price over the fair value of the identifiable net assets. Goodwill recognized primarily represents the future revenue and earnings potential and certain other assets which were acquired, but that do not meet the recognition criteria, such as assembled workforce. Goodwill is expected to be deductible for income tax purposes.

The Company recognized $522 of acquisition and integration related costs that were expensed in the current period. These costs are included in the consolidated statement of operations in the line item entitled “Selling, General and Administrative Expense.”

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

Compensation Arrangements

In connection with the acquisition, the Company deposited $12,015 with an escrow agent pursuant to purchase agreement for key ASI employees which was included in prepaid and other current assets and other non-current assets on the Company’s consolidated balance sheet. The employees must stay employed with the Company through each vesting date to be eligible to receive the performance reserve payments, and non-vested payments are forfeited if employment with the Company ceases. The performance reserve vests quarterly beginning with January 1, 2022 through October 1, 2023. In addition, under the agreement, the Company will make payment for a partial tax gross up. Due to the continuing employment requirement of the performance reserve, the costs associated with the performance reserve are recognized as post-combination compensation expense recognized in production and selling, general and administrative expense in the consolidated statements of operations and comprehensive loss.

The Company recognized $1,895 in connection with the performance reserve payments during the year ended December 31, 2021.

PSC

On November 15, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Platinum Merger Sub, Inc. (“Merger Sub”), Planetary Systems Corporation (“PSC”), and Michael Whalen as shareholder representative, which provides for, among other things, the merger of Merger Sub with and into PSC, with PSC being the surviving corporation of the merger and a direct, wholly owned subsidiary of the Company. Pursuant to the terms of the Merger Agreement, all of the issued and outstanding shares of PSC will be cancelled in exchange for aggregate consideration of up to approximately $42,000 in cash, 1,720,841 shares of the Company’s common stock, and up to 956,023 shares of the Company’s common stock that are subject to a performance based earn-out, subject to customary adjustments at closing for cash, working capital, transaction expenses and indebtedness, and amounts held back by the Company (the “Acquisition”). The Merger Agreement contains representations, warranties and indemnification provisions customary for transactions of this kind. In connection with the Acquisition, the Company has entered into customary offer letters or employment agreements with certain key employees of PSC.

On November 30, 2021, the Company completed the acquisition of PSC. PSC is a trusted leader in separation systems and spacecraft dispensers across the space industry, PSC’s flight-proven, cost-effective, and lightweight hardware streamlines the process of attaching spacecraft to rockets and releasing them in space while ensuring they’re protected during the journey to orbit. PSC’s products to date have a 100% mission success heritage across more than 100 missions launched.

Acquisition Consideration

The acquisition-date consideration transferred consisted of cash of $42,400 and stock consideration valued at $11,568. The purchase agreement also includes an additional potential earn out payment of up to $10,000 based on achievement of certain performance metrics for the business in its fiscal year ending December 31, 2022 and 2023. The contingent consideration, to be paid in common stock, was classified as a liability and included in other non-current liabilities on the Company’s consolidated balance sheet. To estimate the fair value of the contingent consideration liability, management valued the earn-out based on the likelihood of reaching targets contained in the purchase agreement. At the acquisition date, the fair value of the contingent consideration payable was determined to be $1,800. At December 31, 2021, there were no material changes in the range of expected outcomes and the fair value of the contingent consideration from the acquisition date.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

The following table presents estimates of the preliminary fair value of the assets acquired and the liabilities assumed by the Company in the acquisition:

Description	Amount
Cash and cash equivalents	$3,655
Accounts receivable	2,543
Inventories	7,088
Intangible assets	33,000
Employee benefits payable	(1,212)
Contract liabilities (1)	(5,352)
Other current liabilities	(1,683)
Non-current deferred tax liabilities	(6,762)
Other assets and liabilities, net	1,040
Identifiable net assets acquired	32,317
Goodwill	23,451
Total purchase price	$55,768

_________________________

(1) Contract liabilities was recorded under ASC 606 in accordance with ASU No. 2021-08; therefore a reduction in contract liabilities related to the estimated fair values of the acquired contract liabilities was not required.

The following is a summary of preliminary identifiable intangible assets acquired and the related expected lives for the finite-lived intangible assets (in thousands):

Type	Estimated Life in Years	Fair Value
Developed technology	8	$23,500
In-process technology	N/A	1,500
Customer relationships	15	3,400
Backlog	1	400
Trademark and tradenames	15	4,200
Total identifiable intangible assets acquired		$33,000

Goodwill of $23,451 was recorded for the PSC acquisition, representing the excess of the purchase price over the fair value of the identifiable net assets. Goodwill recognized primarily represents the future revenue and earnings potential and certain other assets which were acquired, but that do not meet the recognition criteria, such as assembled workforce. None of the goodwill is expected to be deductible for income tax purposes.

The Company recognized $1,024 of acquisition and integration related costs that were expensed in the current period. These costs are included in the consolidated statement of operations in the line item entitled “Selling, General and Administrative Expense.”

Compensation Arrangements

In connection with the acquisition, the Company issued 1,720,841 shares of the Company common stock to the seller upon closing of the acquisition, of which 991,446 shares are held by key PSC employees. The shares are subject to a holdback agreement which restricts the transferability of the shares. The Company’s repurchase right lapses in eight equal quarterly installments over the two-year period subsequent to the acquisition date as the seller continues to provide service as an employee, such that at the end of the two-year period following the acquisition date, the shares will be fully transferable, and the Company will no longer have a right to repurchase the shares. Therefore, the shares are accounted for as post-combination compensation expense for services as an employee over the two-year vesting period following the acquisition date. Due to the continuing employment requirement of the shares issued upon closing of the transaction and the earnout shares, the costs associated with the shares are recognized as post-combination compensation expense recognized in selling, general and administrative expense in the consolidated statements of operations and comprehensive loss.

The Company recognized $715 of stock-based compensation during the year ended December 31, 2021 in connection with the holdback agreement shares.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

Unaudited Pro Forma Information

The Company’s 2021 consolidated statement of operations includes revenues and operating loss of $6,617 and $3,877, respectively, related to the PSC and ASI acquisitions. The Company’s 2020 consolidated statement of operations includes revenue and operating loss of $2,075 and $936, respectively, related to the Sinclair acquisition.

The unaudited consolidated financial information summarized in the following table gives effect to the 2021 and 2020 acquisitions assuming they occurred on January 1, 2020. These unaudited consolidated pro forma operating results do not assume any impact from revenue, cost or other operating synergies that are expected as a result of the acquisitions. These unaudited consolidated pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the acquisitions occurred on January 1, 2020, nor does the information project results for any future period.

	As Reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
2021
Revenues	$62,237	$21,629	$83,866
Net (loss) income	(117,320)	6,377	(110,943)
2020
Revenues	$35,160	$21,525	$56,685
Net (loss) income	(55,005)	6,664	(48,341)

5.
FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2021 and 2020, the following financial assets and liabilities are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$635,269	$—	$—	$635,269
Total	$635,269	$—	$—	$635,269
Liabilities:
Other non-current liabilities:
Public and Private Warrants (Note 11)	$58,227	$—	$—	$58,227
Total	$58,227	$—	$—	$58,227

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$49,869	$—	$—	$49,869
Total	$49,869	$—	$—	$49,869
Liabilities:
Other non-current liabilities:
Warrants-preferred stock (Note 11)	$—	$—	$3,899	$3,899
Total	$—	$—	$3,899	$3,899

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

The Company’s warrant liability as of December 31, 2021 includes public and private placement warrants that were originally issued by Vector, but which were transferred to the Company as part of the Closing of the Business Combination (the “Public Warrants” and “Private Warrants”, respectively, or together, the “Public and Private Warrants”). The Public and Private Warrants are recorded on the balance sheet at fair value. The carrying amount is subject to remeasurement at each balance sheet date. With each remeasurement, the carrying amount will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations and comprehensive loss. The Public Warrants are publicly-traded under the symbol “RKLBW”, and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. As such, the Public Warrants are classified within Level 1 of the fair value hierarchy. The Private Warrants are held by a single holder. ASC 820, Fair Value Measurements, indicates that the fair value should be determined “from the perspective of a market participant that holds the identical item” and “use the quoted price in an active market held by another party, if that price is available.” As the only market for the transfer of the Private Warrants is the public market, and the terms of the Private Warrants become identical to the terms of the Public Warrants upon such a transfer, the Company has determined that the fair value of the Private Warrants at a specific date is also determined by the closing price of the Company’s Public Warrants and within Level 1 of the fair value hierarchy. The closing price of the Public Warrants was $2.96 and $3.58 as of August 25, 2021 and December 31, 2021, respectively. The fair value of the Public and Private Warrants was $48,149 and $58,227 as of August 25, 2021 and December 31, 2021, respectively.

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

There were no transfers between fair value measurement levels during the years ended December 31, 2021 and 2020. The change in the warrant liabilities measured at fair value using level three unobservable inputs is as follows for the years ended December 31, 2021 and 2020:

Balance, at January 1, 2020	$1,284
Cost of warrants vesting during the year	198
Change in fair value included in earnings	2,417
Balance, at December 31, 2020	3,899
Cost of warrants vesting during the period	352
Change in fair value included in earnings	5,238
Exercise of warrants to purchase Legacy Rocket Lab Series C and D preferred stock	(6,514)
Exchange of warrants to purchase Legacy Rocket Lab Series B preferred stock to common stock warrants	(2,975)
Balance, at December 31, 2021	$—

As of the December 31, 2020, the fair value of the preferred stock warrants was estimated primarily using a combination of the guideline public company method, an income approach based on discounted estimated future cash flows, the probability-weighted expected return method and the option pricing method. Under these approaches, the value of the warrants was estimated for various future scenarios and then probability-weighted based on the likelihood of each future scenario. The valuation technique changed as of December 31, 2020, due to the lack of a recent and relevant stock transaction as well as recent developments in the Company’s likely liquidation scenarios. The estimates used the valuation of the warrants are highly subjective in nature and involve a large degree of uncertainty. The valuation of the warrants is considered to be at Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

6.
INVENTORIES

Inventories as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Raw materials	$21,517	$14,023
Work in process	24,166	12,112
Finished goods	2,221	—
Total inventories	$47,904	$26,135

7.
PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Prepaid expenses	$14,787	$2,628
Government grant receivables	2,563	5,870
Other current assets	2,104	914
Total prepaids and other current assets	$19,454	$9,412

8.
PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Buildings and improvements	$25,075	$20,330
Machinery, equipment, vehicles and office furniture	24,848	23,755
Computer equipment, hardware and software	5,617	3,836
Launch site assets	9,611	7,582
Construction in process	22,379	10,177
Property, plant and equipment—gross	87,530	65,680
Less accumulated depreciation and amortization	(22,191)	(15,848)
Property, plant and equipment—net	$65,339	$49,832

Depreciation expense recorded in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2021 and 2020 consisted of the following:

	Years Ended December 31,
	2021	2020
Cost of revenues	$4,608	$4,527
Research and development, net	585	416
Selling, general and administrative	2,337	1,591
Total depreciation expense	$7,530	$6,534

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

9.
GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2021 and 2020:

	Launch Services	Space Systems	Total
Balance at December 31, 2019	$—	$—	$—
Acquisitions	—	2,895	2,895
Foreign currency translation adjustment	—	238	238
Balance at December 31, 2020	—	3,133	3,133
Acquisitions	—	40,110	40,110
Foreign currency translation adjustment	—	65	65
Balance at December 31, 2021	$—	$43,308	$43,308

Intangible Assets

The components of intangible assets consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Developed Technology	$45,066	$(3,039)	$42,027
Capitalized software	3,769	(2,893)	876
Customer relationships	7,163	(458)	6,705
Non-compete	221	(93)	128
Capitalized intellectual property	374	(80)	294
Trademarks and tradenames	5,411	(120)	5,291
Backlog	455	(89)	366
Indefinite-Lived Intangible Assets
In-process Technology	1,800	—	1,800
Total	$64,259	$(6,772)	$57,487

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Developed technology	$10,090	$(973)	$9,117
Capitalized software	3,541	(2,379)	1,162
Customer relationships	658	(148)	510
Non-compete agreement	219	(37)	182
Capitalized intellectual property	199	(51)	148
Trademarks and tradenames	149	(29)	120
Backlog	55	(55)	—
Indefinite-Lived Intangible Assets
In-process research and development	110	—	110
Total	$15,021	$(3,672)	$11,349

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

Amortization expense recorded in the condensed consolidated statements of operations and comprehensive loss during the years ended December 31, 2021 and 2020, respectively consisted of the following:

	Years Ended December 31,
	2021	2020
Cost of revenues	$559	$1,289
Research and development	2,088	6
Selling, general and administrative	674	927
Total amortization expense	$3,321	$2,222

The following table outlines the estimated future amortization expense related to finite-lived intangible assets held as of December 31, 2021:

2022	$8,118
2023	7,371
2024	7,161
2025	7,066
2026	7,037
Thereafter	18,934
Total	$55,687

10.
LOAN AND SECURITY AGREEMENT

Hercules Capital Secured Term Loan

On June 10, 2021, the Company entered into a $100,000 secured term loan agreement with Hercules Capital, Inc. (the “Hercules Capital Secured Term Loan”) and borrowed the full amount under the secured term loan agreement. The term loan has a maturity date of June 1, 2024 and is secured by substantially all of the assets of the Company. Payments due for the term loan are interest-only until the maturity date with interest payable monthly in arrears. The outstanding principal bears (i) cash interest at the greater of (a) 8.15% or (b) 8.15% plus the prime rate minus 3.25% and (ii) payment-in-kind interest of 1.25% which is accrued and added to the outstanding principal balance. Prepayment of the outstanding principal is permitted under the loan agreement and subject to certain prepayment fees. In connection with the secured term loan, the Company paid an initial facility charge of $1,000 and the Company will be required to pay an end of term charge of $3,250 upon repayment of the loan. The secured term loan agreement contains customary representations, warranties, non-financial covenants, and events of default. The Company was in compliance with all debt covenants related to its long-term borrowings as of December 31, 2021. As of December 31, 2021, there was $100,124 outstanding under the Hercules Capital Secured Term Loan, of which $2,827 is classified as current in the Company’s condensed consolidated balance sheets, with the remainder classified as long-term borrowing. As of December 31, 2021, the Company had no availability under the Hercules Capital Secured Term Loan.

In connection with the $100,000 Hercules Capital Secured Term Loan, the Company repaid the $15,000 advance under the Revolving Line and Term Loan Line and terminated the Loan and Security Agreement (see below).

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

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

11.
WARRANTS

Equity Classified Common Stock Warrants

During December 2020, in connection with the Loan and Security Agreement (see Note 10), the Company issued warrants to acquire 121,689 shares of common stock at an exercise price of $1.28 per share at any given time during a period of ten years beginning on the instrument’s issuance date. The fair value of these warrants was $496 at issuance which was recorded to interest expense upon repayment of the amounts outstanding under the Loan and Security Agreement during the year ended December 31, 2021.

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

The warrants were classified as equity in accordance with ASC 480, Distinguishing Liabilities from Equity, as the agreements provide for the settlement of the instruments in shares of common stock. The warrants were required to be measured at fair value at inception and recorded as a component of equity in the consolidated balance sheets.

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

On July 12, 2021, all of the warrants to purchase Legacy Rocket Lab Series C and D Preferred Stock were exercised into shares of Legacy Rocket Lab Series C and D Preferred Stock. The fair value of the warrants was $6,514 immediately prior to their exercise. The proceeds of the exercise of the warrants are reflected as equity in the condensed consolidated balance sheet as of December 31, 2021 within additional paid-in capital.

As of December 31, 2020, and for the period prior to their exchange for common stock warrants or exercise, the above warrants to purchase Legacy Rocket Lab preferred stock were classified as liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity, as the agreements provided for net cash settlement upon a change in control, which is outside the control of the Company. The warrants were required to be remeasured to fair value at each reporting period with any changes in fair value recorded within other (expense) income, net within the condensed consolidated statements of operations and comprehensive loss and the fair value reported as a liability in the condensed consolidated balance sheets. Upon the exercise of the warrants to purchase Legacy Rocket Lab Series C and D Preferred Stock and the exchange of the warrants to purchase Legacy Rocket Lab Series C and D Preferred Stock for warrants to purchase common stock, the carrying values of the warrants were reclassified to equity in the condensed consolidated balance sheet as of December 31, 2021 within additional paid-in capital.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

Public and Private Warrants

As part of the closing of the Business Combination, the Company assumed Public Warrants and Private Warrants to purchase up to 10,666,666 shares and 5,600,000 shares of common stock of the Post Combination Company, respectively, which are exercisable at $11.50 per share.

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants became exercisable on September 29, 2021, one year from the closing of the Vector IPO. The Public Warrants will expire five years from the completion of the Business Combination or earlier upon redemption or liquidation.

Redemption of warrants when the price per common share equals or exceeds $18.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to the Private Warrants):

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
•
if, and only if, the closing price of the common shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

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

If the Company calls the Public Warrants for redemption, as described above under the heading “Redemption of warrants when the price per common share equals or exceeds $10.00,” its management will have the option to require any holder that wishes to exercise the Public Warrants do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of common shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants.

The Private Warrants are identical to the Public Warrants, except that the Private Warrants and the common shares issuable upon the exercise of the Private Warrants were not transferable, assignable or salable until 30 days after the Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above under the heading “Redemption of warrants when the price per common share equals or exceeds $10.00,” so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

As of December 31, 2021, the Public and Private Warrants are classified as liabilities in accordance with ASC 815, Derivatives and Hedging. The warrants are required to be remeasured to fair value at each reporting period with any changes in fair value recorded within other (expense) income, net within the condensed consolidated statements of operations and comprehensive loss and the fair value reported as a liability in the condensed consolidated balance sheets.

On December 22, 2021, the Company announced it would redeem (the "Redemption") all of its Public Warrants and Private Warrants for a redemption price of $0.10 per Warrant (the “Redemption Price”). In connection with the Redemption, Public Warrants may be exercised by holders prior to January 31, 2022 either (i) in cash, at an exercise price of $11.50 per share of the Company’s common stock or (ii) on a cashless basis, for 0.2843 shares of common stock per Public Warrant. See Note 22 for more information.

12.
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

13.
STOCK-BASED COMPENSATION

Equity Incentive Plans

The Company has a single active equity incentive plan, the Rocket Lab 2021 Stock Option and Incentive Plan (the “2021 Plan”), with the objective of attracting and retaining available employees and directors by providing stock-based and other performance-based compensation. The 2021 Plan provides for the grant of equity awards to officers, employees, directors and other key employees as well as service providers which include incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards, restricted stock units or any combination of the foregoing any of which may be performance based, as determined by the Company’s Compensation Committee. An aggregate of 59,875,000 shares are reserved for the issuance of awards under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan automatically increases each January 1, beginning on January 1, 2022, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. The Company was authorized to issue up to 60,206,872 shares of common stock as equity awards to participants under the 2021 Plan as of December 31, 2021. There were 57,901,558 shares of common stock available for grant as of December 31, 2021.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

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

Total stock-based compensation recorded in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2021 and 2020 consisted of the following:

	Years Ended December 31,
	2021	2020
Cost of revenues	$10,996	$1,400
Research and development	9,973	1,183
Selling, general and administrative	11,588	1,635
Total stock-based compensation expense	$32,557	$4,218

Options

Options issued to all optionees under the 2013 Plan vest over four years from the date of issuance (or earlier vesting start date, as determined by the board of directors) as follows: 25% on the first anniversary of date of grant and the remaining vest monthly over the remaining vesting term.

The following summarizes the stock option activity of the 2013 Plan for the years ended December 31, 2021 and 2020:

	Options to Purchase Common Stock	Weighted- Average Exercise Price per Share	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contract Life (In Years)	Aggregate Intrinsic Value
Outstanding — at January 1, 2020	27,263,775	$0.97	$0.50	7.95	$11,941
Granted	90,597	1.41	0.78
Exercised	(2,771,051)	0.36		3.21	2,565
Forfeited	(1,508,243)	1.26
Expired	(986,352)	1.05
Outstanding — at December 31, 2020	22,088,726	$1.03	$0.53	7.12	$85,853
Granted	—	—	—	—	—
Exercised	(3,708,786)	1.00	0.51	4.32	41,822
Forfeited	(857,579)	1.21	0.60	0.01	9,131
Expired	(177,033)	1.16	0.31	—	1,969
Outstanding — at December 31, 2021	17,345,328	$1.03	$0.54	6.03	$195,111
Options vested and exercisable — at December 31, 2021	15,112,440	$1.01	$0.52	5.90	$170,320
Options vested and exercisable — at December 31, 2020	14,739,214	$0.97	$0.49	6.83	$57,660

The following weighted-average assumptions were used in the Black-Sholes option-pricing model calculation for stock options granted for the years ended December 31, 2021 and 2020:

	2021	2020
Fair value per share of common stock	$—	$1.41
Expected volatility	—%	60.0%
Risk-free interest rate	—%	0.6%
Expected life (years)	—	6.25
Dividend rate	None	None

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

As of December 31, 2021, total estimated unrecognized stock compensation expense related to unvested options granted under the 2013 Plan was $1,331, which is expected to be recognized over the next 0.8 years.

Performance-based Restricted Stock Units — During the years ended December 31, 2021 and 2020, the Company granted 6,542,426 and 5,954,309 performance-based restricted stock units, respectively, to certain key employees pursuant to the 2013 Plan and 2021 Plan. Performance-based restricted stock units granted in 2021 and 2020 are subject to both a time-based service vesting condition and a performance-based vesting condition, both of which must be satisfied before the restricted stock units will be deemed vested. The time-based service vesting condition is generally satisfied over a period of approximately four years as the employees provide service. The performance-based vesting condition is only satisfied upon a sale event (e.g., (i) liquidation of the Company, (ii) sale of all or substantially all of the assets of the Company, (iii) a merger, reorganization or consolidation pursuant to which the holders of the Company’s outstanding voting power immediately prior to such transaction do not own a majority of the outstanding voting power of the surviving or resulting entity) or the Company’s initial public offering.

As of December 31, 2020, the Company believed it is not probable that the performance condition for the performance-based restricted stock units will be satisfied as such events which would satisfy the performance condition are generally not deemed probable until the event occurs. Accordingly, the Company did not recognize any stock-based compensation expense during the year ended December 31, 2020, for these awards.

Upon consummation of the Business Combination, it became probable that the performance condition for the performance-based restricted stock units would be satisfied. Accordingly, the Company recognized $26,987 of stock-based compensation expense related to these awards during the year ended December 31, 2021. As of December 31, 2021, the total unrecognized compensation expense related to unvested performance-based restricted stock units granted under the 2013 Plan and 2021 Plan was $49,081 and will be recognized upon vesting.

The following summarizes the performance-based restricted stock unit activity of the Plan for the years ended December 31, 2021 and 2020:

	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding — at January 1, 2020	6,818,453	$1.41
Granted	5,954,361	1.25
Forfeited	(941,759)	1.40
Outstanding — at December 31, 2020	11,831,055	1.33
Granted	6,542,426	9.68
Forfeited	(1,426,559)	2.10
Outstanding — at December 31, 2021	16,946,922	$4.49
Units expected to vest — at December 31, 2021	16,946,922	$4.49
Units expected to vest — at December 31, 2020	—	$—

Management Redemption

In connection with the Business Combination, the Company modified 498,177 shares of common stock and vested options to purchase 558,769 shares of common stock held by certain members of management and obtained through stock-based compensation arrangements to provide for cash redemption, which resulted in a change from equity to liability classification for these shares and options. The Company redeemed these shares and options on August 25, 2021 for $10,000. The Company recognized the redemption amount in excess of the amounts previously recognized within additional paid-in capital for these awards as stock-based compensation expense. This resulted in the recognition of $9,642 of compensation expense associated with the redemption and an adjustment of approximately $359 to additional paid-in capital for stock compensation previously recognized related to these awards. In addition, on August 25, 2021, the Company redeemed 2,989,088 shares of common stock held by management for $30,000 as an adjustment to additional paid-in capital.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

2021 Employee Stock Purchase Plan

In August 2021, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was approved to reserve 9,980,000 shares of common stock for issuance for awards in accordance with the terms of the 2021 ESPP. In addition, the number of shares reserved for issuance will ultimately increase on January 1 of each year from 2022 to 2031 by the lesser of (i) 9,980,000 shares of common stock, (ii) 1% of the number of shares of common stock outstanding as of the close of business on the immediately preceding December 31 or (iii) the number of common stock shares as determined by the Board. The purpose of the 2021 ESPP is to enable eligible employees to use payroll deductions to purchase shares of common stock and thereby acquire an interest in the Company. Eligible employees are offered shares through a 12-month offering period, which consists of two consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of our stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period. No shares were issued under the 2021 ESPP during the year ended December 31, 2021. As of December 31, 2021, 9,980,000 shares remain available for issuance under the 2021 ESPP. Total ESPP stock-based compensation recorded in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021 was $338.

14.
EMPLOYEE BENEFITS

Defined Contribution Plans

The Company’s 401(k) Savings and Retirement Plan covers any eligible employee on the active payroll of the Company. The Company’s contributions were approximately $441 and $277 during the years ended December 31, 2021 and 2020, respectively. The Company’s contributions consist of matching contributions, and non-elective contributions on behalf of employees.

15.
LEASES

The Company has operating leases for properties, vehicles and equipment. The Company’s leases have remaining lease terms of one year to nineteen years, some of which include options to extend the lease term for up to one year, and some of which include options to terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

Supplemental balance sheet information related to leases as of December 31, were as follows:

		December 31,
Liabilities	Presentation	2021	2020
Current:
Operating lease liabilities	Other current liabilities	$2,383	$1,670
Non-current:
Operating lease liabilities	Non-current lease liabilities	28,302	27,299
Total lease liabilities		$30,685	$28,969

The components of lease expense were as follows during the years ended December 31:

	Years Ended December 31,
	2021	2020
Operating lease costs	$3,356	$2,552
Finance lease costs:
Amortization of right-of-use assets	$—	$583
Interest on lease liabilities	—	95
Total finance lease costs	$—	$678

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

Supplemental cash flow information related to leases is as follows for the years ended December 31:

Cash paid for amounts included in the measurement of lease liabilities:

	Years Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,051	$2,080
Operating cash flows from finance leases	—	95
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,916	$2,410

The weighted average remaining lease term related to operating leases was 10.6 years and 12.1 years as of December 31, 2021 and 2020, respectively. The weighted average discount rate related to operating leases was 4.8% and 5.5% as of December 31, 2021 and 2020, respectively.

The following is a schedule of the future minimum operating lease payments by year as of December 31:

Operating Leases
2022	$3,799
2023	4,076
2024	3,984
2025	3,728
2026	3,790
Thereafter	21,636
Total lease payments	41,013
Less imputed interest	(10,328)
Total	$30,685

16.
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

Other Commitments

The Company has commitments under its lease obligations (Note 15).

Contingencies

The Company records a contingent liability when it is both probable that a loss has been incurred, and the amount can be reasonably estimated. If these estimates and assumptions change or prove to be incorrect, it could have a material impact on the Company’s consolidated financial statements. Contingencies are inherently unpredictable, and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

On May 23, 2016, the Company entered into a launch services agreement with a customer to provide three commercial dedicated launches which would deliver the customer’s payloads over the period of 2017 through 2020. Per the terms of the agreement, each dedicated launch shall have a firm fixed price below current launch vehicle costs. During the year ended December 31, 2018, the Company determined that it was probable that the costs to provide the services as stipulated by the launch services agreement would exceed the fixed firm price of each launch. As such, the Company recorded a provision for contract loss for these three dedicated launches. During the year ended December 31, 2020, one of the three launches occurred. On April 21, 2021, the launch services agreement was amended, resulting in one additional launch and the potential for price increases on the second and third launches dependent on the customer’s desired payload configuration. The provision for contract losses outstanding as of December 31, 2021, which primarily is related to the remaining three remaining launches, was $4,803.

17.
INCOME TAXES

The components of the pretax loss from domestic and foreign operations for the years ended December 31, 2021 and 2020 were as follows:

	Years Ended December 31,
	2021	2020
US loss before income taxes	$(132,585)	$(56,439)
Foreign income before income taxes	7,745	1,901
Pretax loss from operations	$(124,840)	$(54,538)

The provision (benefit) for income taxes for the years ended December 31, 2021 and 2020 is as follows:

	Years Ended December 31,
	2021	2020
Current:
Federal	$—	$—
State	2	—
Foreign	2,377	1,410
Total	2,379	1,410
Deferred:
Federal	(5,957)	—
State	(339)	—
Foreign	(3,603)	(943)
Total	(9,899)	(943)
(Benefit) provision for income taxes	$(7,520)	$467

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	Years Ended December 31,
	2021		2020
Federal statutory rate	$(26,216)	21.00%	$(11,453)	21.00%
Adjustments for tax effects of:
Permanent differences and other	(477)	0.38%	634	(1.16)%
Warrants	2,421	(1.94)%	200	(0.37)%
Stock-based compensation	(2,399)	1.92%	(203)	0.37%
Increase in valuation allowance	19,151	(15.34)%	11,289	(20.70)%
(Benefit) provision for income taxes	$(7,520)	6.02%	$467	(0.86)%

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

The significant components of the Company’s deferred tax assets and liabilities were as follows as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Deferred tax assets:
Accrued expenses	$2,105	$1,969
Inventories	409	353
Deferred revenue	14,160	5,503
Lease liability	7,244	7,426
Stock options	7,950	2,082
Warrants	—	519
Interest expense	1,075	—
Net operating losses	41,688	30,264
Tax credits	898	923
Other	—	4
Total deferred tax assets	75,529	49,043
Valuation allowance	(58,235)	(39,084)
Total deferred tax assets, net	17,294	9,959
Deferred tax liabilities:
Right of use asset	(6,723)	(6,954)
Depreciation and amortization	(5,160)	—
Other	(18)	—
Unrealized gain	—	(757)
Total deferred tax liabilities	(11,901)	(7,711)
Net deferred tax assets	$5,393	$2,248

The realization of deferred tax assets may be dependent on the Company’s ability to generate sufficient income in future years in the associated jurisdiction to which the deferred tax assets relate. A valuation allowance against the net deferred tax assets has been recorded at December 31, 2021 and 2020, in the amount of $58,235 and $39,084, respectively, as realization of the deferred tax assets is uncertain.

The Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Based on the review of all positive and negative evidence, including a three-year cumulative pre-tax book loss, it was concluded that a full valuation allowance should be recorded against all U.S. deferred tax assets at December 31, 2021 and 2020. In the event that the Company were to determine that it would be able to realize all or part of its U.S. deferred tax assets in the future, it would decrease the valuation allowance and recognize a corresponding tax benefit in the period in which it made such a determination.

The Company acquired Planetary Systems Corporation in a plan of reorganization under IRC Section 368 on November 15, 2021. Under ASC 805-740, the Company recorded deferred tax liabilities of $6,762 related to developed technology, customer lists, backlog, trademarks and trade name and fixed assets as part of the business combination. As a result of recording the deferred tax liabilities, the Company’s valuation allowance decreased by $6,296. While the adjustment is a result of the plan of reorganization, ASC 805-740-30-3 requires the reduction in the valuation allowance to be recognized as a benefit in the income statement, and not as a component of acquisition accounting.

As of December 31, 2021 and 2020, the Company had unrecognized tax benefits of $835 and $800 related to net operating losses incurred in prior years, respectively, of which $667 and $632 will affect the effective tax rate if recognized when the Company no longer has a valuation allowance offsetting its deferred tax assets, respectively.

The reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits for the years ended December 31 is as follows:

	2021	2020
Balance at beginning of year	$800	$800
Increase related to current year tax position	35	—
Balance at end of year	$835	$800

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

The Company believes it is reasonably possible it will not reduce its unrecognized tax benefits within the next year.

Due to the net operating loss (“NOL”) carryforwards, the U.S. federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years beginning with the year ended March 31, 2016. Our foreign subsidiaries are generally subject to examination within four years from the end of the tax year during which the tax return was filed. The years subject to audit may be extended if the entity substantially understates corporate income tax. The Company is not currently under examination by the IRS, foreign or state and local tax authorities.

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. As of December 31, 2021 and 2020, there were no accrued interest and penalties.

At December 31, 2021 and 2020, the Company had federal NOL carryforwards of approximately $195,305 and $143,712, respectively, which is comprised of definite and indefinite NOLs. The Company had definite federal NOL carryforwards of approximately $57,135 as of December 31, 2021 and 2020, which begin to expire in varying amounts beginning in 2034. Federal NOLs generated after 2017 of approximately $138,170 and $86,577 as of December 31, 2021 and 2020, respectively will carryforward indefinitely and are available to offset up to 80% of future taxable income each year. The Company also had state NOL carryforwards of approximately $19,587 and $10,769 as of December 31, 2021 and 2020, respectively, available to reduce future taxable income, if any. If not realized, the state NOLs will begin to expire in varying amounts beginning in 2035. Utilization of the NOL carryforwards may become subject to annual limitations due to ownership changes that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state and foreign provisions. These ownership changes may limit the amount of the NOL and tax credit carryforwards that can be utilized annually to offset future taxable income. The Company has engaged outside consultants to perform a Section 382 analysis, which, as of December 31, 2021, has not been completed. If a Section 382 ownership change has occurred, then the carrying amount of any tax attribute carryforwards may be restricted or eliminated. If eliminated, the related asset would be removed from the deferred tax assets with a corresponding reduction in the valuation allowance.

The Company does not record U.S. income taxes on the undistributed earnings of its foreign subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the United States. In the event the Company is required to repatriate funds from outside of the United States, such repatriation would be subject to local laws, customs and tax consequences.

The Jobs Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The Company has elected to account for GILTI in the year the tax is incurred in accordance with the FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, which states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense.

The Jobs Act amended the Internal Revenue Code (the "Code"), effective for amounts paid or incurred in tax years beginning after December 31, 2021, to eliminate the immediate expensing of research and experimental expenditures (“R&E”) and require taxpayers to charge their R&E expenditures and software development costs (collectively, R&E expenditures) to a capital account. Capitalized costs are required to be amortized over five years (15 years for expenditures attributable to foreign research). Additionally, we may claim the R&E credit only for costs that are eligible to be treated as R&E expenditures under the Code, it is expected that any amounts treated as qualified research expenditures for purposes of the R&E credit also will be capitalized under Code. Generally, we would expect both the amount of our net operating losses and R&E credits generated to decrease compared to tax years 2021 and prior over the next 5 years. Due to our full federal valuation allowance, we anticipate these changes to be immaterial.

On March 27, 2020, The CARES Act was signed into law in response to the economic challenges facing U.S. businesses. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic. Some of the more significant provisions are removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act of 2021 (“CAA”). The CAA includes provisions extending certain CARES Act provisions and adds coronavirus relief, tax and health extenders.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

18.
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

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the as-converted method, or two-class method for participating securities, whichever is more dilutive. Potentially dilutive shares are comprised of Preferred Stock, Preferred Stock warrants, common stock warrants, restricted stock units, stock options, and Earnout Shares issuable upon the achievement of the Stock Price Target (see Note 1). For the years ended December 31, 2021 and 2020, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company for the years ended December 31:

	Years Ended December 31,
	2021	2020
Numerator
Net loss attributable to common shareholders-basic and diluted	$(117,320)	$(55,005)
Denominator
Weighted average common shares outstanding-basic and diluted	209,895,135	75,414,888
Net loss per share attributable to common stockholders-basic and diluted	$(0.56)	$(0.73)

The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
Legacy Rocket Lab preferred stock	—	283,843,764
Legacy Rocket Lab preferred stock warrants	—	1,123,959
Legacy Rocket Lab common stock warrants	—	585,399
Stock options and restricted stock units	34,292,250	22,088,726
Public and Private Warrants	16,264,516	—

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

19.
SEGMENTS

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company manages its business primarily based upon two operating segments, Launch Services and Space Systems. Each of these operating segments represents a reportable segment. Launch Services provides launch services to customer on a dedicated mission or ride share basis. Space Systems is comprised of space engineering, program management, spacecraft components, spacecraft manufacturing and mission operations. Although many of the Company’s contracts with customers contain elements of Space Systems and Launch Services, each reporting segment is managed separately to better align with customer’s needs and the Company’s growth plans. The accounting policies of the various segments are the same as those described in Note 2. The Company evaluates the performance of its reportable segments based on gross profit. For contracts with customers that contain both Space Systems and Launch Services elements, revenues for each reporting segment are generally allocated based upon the overall costs incurred for each of the reporting segments in comparison to total overall costs of the contract. The following table shows information by reportable segment for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021		2020
	Launch Services	Space Systems	Launch Services	Space Systems
Revenues	$38,971	$23,266	$33,085	$2,075
Cost of revenues	53,827	10,303	45,872	1,105
Gross profit (loss)	$(14,856)	$12,963	$(12,787)	$970

Management does not regularly review either reporting segment’s total assets or operating expenses. This is because in general, the Company’s long-lived assets, facilities, and equipment are shared by each reporting segment.

20.
CONCENTRATION OF CREDIT RISK, SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

Concentration of Credit Risk and Significant Customers

The Company is subject to concentration of credit risk with respect to its cash, cash equivalents and accounts receivable. The Company maintains bank accounts in the United States and New Zealand and attempts to minimize by maintaining its cash, cash equivalents with major high credit quality financial institutions. From time to time cash balances held may exceed limits federally insured by the Federal Deposit Insurance Corporation. The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk associated with these accounts.

The services provided by Rocket Lab are to U.S. Government and commercial customers. The Company has a significant concentration of credit risk associated with its accounts receivables that is solely based on the good faith and credit of the U.S. Government. We extend differing levels of credit to commercial customers, do not require collateral deposits, and, when necessary, maintain reserves for potential credit losses based upon the expected collectability of accounts receivable. We manage credit risk related to our customers by following credit approval processes, establishing credit limits, performing periodic evaluations of credit worthiness and applying other credit risk monitoring procedures.

As of December 31, 2021 and 2020, the Company’s customers that accounted for 10% or more of the total accounts receivable, net, were as follows:

	December 31,
	2021	2020
U.S. commercial customer A	18%	62%
U.S. commercial customer B	*	13%
International customer C	*	12%
Commercial customer G	23%	*

* Accounts receivable was less than 10%

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

For the years ended December 31, 2021 and 2020, the Company’s customers that accounted for 10% or more of the total revenue were as follows:

	December 31,
	2021	2020
U.S. government customer D	*	21%
International customer E	*	18%
U.S. commercial customer F	*	15%
Commercial customer G	40%	14%
Commercial customer H	16%	*

* Revenue was less than 10%

Geographic Information

The Company’s consolidated net revenues by geographic area based on customer billing location are as follows for the years ended December 31, 2021 and 2020:

	2021		2020
	Amount	% of total revenues	Amount	% of total revenues
United States	$45,750	74%	$25,881	74%
Japan	769	1%	6,498	18%
Germany	9,770	16%	—	—%
Rest of world	5,948	9%	2,781	8%
Total	$62,237	100%	$35,160	100%

Long-lived assets, which consists of property, plant and equipment, net, leased right-of-use assets, intangible assets, net and goodwill, by geographic area are as follows as of December 31:

	December 31,
	2021		2020
	Amount	% of Long- Lived Assets	Amount	% of Long- Lived Assets
United States	$148,248	76%	$34,303	38%
New Zealand	45,050	23%	43,323	47%
Canada	1,260	1%	13,590	15%
Total	$194,558	100%	$91,216	100%

21.
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

As of December 31, 2020 and 2021, there are no amounts due to or from related parties.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

22.
SUBSEQUENT EVENTS

Acquisition of SolAero

On January 18, 2022, the Company closed on the acquisition (the “SolAero Acquisition”) of SolAero Holdings, Inc. (“SolAero”) pursuant to an Agreement and Plan of Merger (the “SolAero Merger Agreement”), dated as of December 10, 2021, by and among the Company, Supernova Acquisition Corp. (“SolAero Merger Sub”), SolAero, and Fortis Advisors LLC as stockholder representative, which provides for, among other things, the merger of SolAero Merger Sub with and into SolAero, with SolAero being the surviving corporation of the merger and a direct, wholly owned subsidiary of the Company. Pursuant to the terms of the SolAero Merger Agreement, all of the issued and outstanding shares of SolAero were cancelled in exchange for aggregate consideration of $80,000 in cash (the “SolAero Merger Consideration”). In addition, $3,600 of the SolAero Merger Consideration was placed into escrow by the Company in order to secure recovery of any Adjustment Amount (as defined in the SolAero Merger Agreement) and as security against indemnity claims. In connection with the SolAero Acquisition, the Company entered into customary employment or consulting agreements with certain key employees of SolAero.

The Company has not yet completed the initial purchase price allocation for this acquisition, including obtaining all of the information required for the valuation of the acquired intangible assets, goodwill, assets and liabilities assumed, due to the timing of the close of the transaction.

Warrant Redemption

On December 22, 2021, the Company announced the Redemption of all of its Public Warrants and Private Warrants for a redemption. On January 20, 2022, the Company extended the redemption date of its public warrants to January 31, 2022. In connection with the Redemption, Public Warrants were to be exercised by holders prior to January 31, 2022 either (i) in cash, at an exercise price of $11.50 per share of the Company’s common stock or (ii) on a cashless basis, for 0.2843 shares of common stock per Private Warrant and Public Warrant.

Subsequent to December 31, 2021 and prior to the conclusion of the redemption notice period on January 31, 2022, an aggregate of 10,383,077 Public Warrants were exercised on a cashless basis in exchange for the issuance of 2,951,781 shares and 10,969 Public Warrants were exercised for an aggregate of 10,969 shares of Company common stock at an exercise price of $11.50 per share, for aggregate cash proceeds to the Company of $126. At the conclusion of the redemption notice period on January 31, 2022, the remaining 270,470 Public Warrants issued and outstanding were redeemed at a price of $0.10 per warrant for aggregate cash payment from the Company of $27. On January 31, 2022, the Public Warrants were delisted from Nasdaq. In addition, subsequent to December 31, 2021, the 5,600,000 Private Warrants were exercised on a cashless basis for an aggregate of 1,592,080 shares of the Company’s common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rocket Lab USA, Inc.

Date: March 23, 2022	By:	/s/ Peter Beck
Peter Beck
President, Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Peter Beck	President, Chief Executive Officer and Chairman	March 23, 2022
Peter Beck	(Principal Executive Officer)

/s/ Adam Spice	Chief Financial Officer	March 23, 2022
Adam Spice	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Cowan	Director	March 23, 2022
David Cowan

/s/ Michael Griffin	Director	March 23, 2022
Michael Griffin

/s/ Matthew Ocko	Director	March 23, 2022
Matthew Ocko

/s/ Jon Olson	Director	March 23, 2022
Jon Olson

/s/ Merline Saintil	Director	March 23, 2022
Merline Saintil

/s/ Alex Slusky	Director	March 23, 2022
Alex Slusky

/s/ Sven Strohband	Director	March 23, 2022
Sven Strohband