Form 10-Q
period 2022-03-31
Rocket Lab USA, Inc.
filed 2022-05-16
CIK 1819994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 11, 2022, the registrant had 463,803,788 shares of common stock, $0.0001 par value per share, outstanding.

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

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the COVID-19 outbreak and/or any response to such an outbreak and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission (the “SEC”) as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. All forward-looking statements are qualified in their entirety by this cautionary statement.

You should also note that we may announce material business and financial information to our investors using our website (including at https://investors.rocketlabusa.com), filings with the SEC, webcasts, press releases, and conference calls. We use these mediums, as well as our official corporate accounts on social media outlets such as Twitter, Facebook, LinkedIn and YouTube, to broadcast our launches and other significant events, and to communicate with the public about our company, our products, and other matters. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website and through our other official social media channels. The information contained on, or that can be accessed through, our website or our social media channels is not a part of this Quarterly Report on Form 10-Q.

Unless the context requires otherwise, references in this Quarterly Report to “Rocket Lab,” “Company,” “we,” “us” and “our” refer to Rocket Lab USA, Inc. and our subsidiaries.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

March 31, 2022

		Page
PART I.	FINANCIAL INFORMATION	5
Item 1.	Condensed Consolidated Financial Statements	5
	Condensed Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	5
	Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three Months Ended March 31, 2022 and 2021	6
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited) for the Three Months Ended March 31, 2022 and 2021	7
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2022 and 2021	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33
PART II.	OTHER INFORMATION	35
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	35
Signatures		36

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

(in thousands, except share and per share data)

	March 31, 2022
	(unaudited)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$603,144	$690,959
Accounts receivable, net	32,990	13,957
Contract assets	5,853	2,490
Inventories	77,888	47,904
Prepaids and other current assets	26,307	19,454
Total current assets	746,182	774,764
Non-current assets:
Property, plant and equipment, net	99,554	65,339
Intangible assets, net	87,617	57,487
Goodwill	58,767	43,308
Right-of-use assets - operating leases	33,448	28,424
Right-of-use assets - finance leases	16,073	—
Restricted cash	4,632	1,116
Deferred income tax assets, net	7,221	5,859
Other non-current assets	3,990	4,550
Total assets	$1,057,484	$980,847
Liabilities and Stockholders’ Equity
Current liabilities:
Trade payables	$15,106	$3,489
Accrued expenses	17,051	10,977
Employee benefits payable	22,958	8,266
Contract liabilities	97,116	59,749
Current installments of long-term borrowings	2,846	2,827
Other current liabilities	18,307	10,999
Total current liabilities	173,384	96,307
Non-current liabilities:
Long-term borrowings, excluding current installments	97,967	97,297
Non-current operating lease liabilities	32,303	28,302
Non-current finance lease liabilities	15,825	—
Deferred tax liabilities	509	466
Public and private warrant liabilities	—	58,227
Other non-current liabilities	4,901	1,800
Total liabilities	324,889	282,399
COMMITMENTS AND CONTINGENCIES (Note 14)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares: 2,500,000,000; issued and outstanding shares: 462,742,812 and 450,180,479 at March 31, 2022 and December 31, 2021, respectively	46	45
Additional paid-in capital	1,062,085	1,002,106
Accumulated deficit	(331,720)	(305,011)
Accumulated other comprehensive income	2,184	1,308
Total stockholders’ equity	732,595	698,448
Total liabilities and stockholders’ equity	$1,057,484	$980,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenues	$40,703	$18,192
Cost of revenues	36,968	16,781
Gross profit	3,735	1,411
Operating expenses:
Research and development, net	13,477	7,078
Selling, general and administrative	23,078	6,624
Total operating expenses	36,555	13,702
Operating loss	(32,820)	(12,291)
Other income (expense):
Interest expense, net	(2,989)	(127)
Loss on foreign exchange	(20)	(279)
Change in fair value of liability classified warrants	13,482	(3,030)
Other income, net	26	109
Total other income (expense), net	10,499	(3,327)
Loss before income taxes	(22,321)	(15,618)
Provision for income taxes	(4,388)	(264)
Net loss	$(26,709)	$(15,882)
Other comprehensive income, net of tax:
Foreign currency translation income	876	741
Comprehensive loss	$(25,833)	$(15,141)
Net loss per share attributable to Rocket Lab USA, Inc.:
Basic and diluted	$(0.06)	$(0.20)
Weighted-average common shares outstanding:
Basic and diluted	456,495,288	78,826,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(unaudited; in thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
December 31, 2021	—	$—	450,180,479	$45	$1,002,106	$(305,011)	$1,308	$698,448
Net loss	—	—	—	—	—	(26,709)	—	(26,709)
Issuance of common stock under equity plans	—	—	7,883,569	1	1,019	—	—	1,020
Stock-based compensation	—	—	—	—	14,116	—	—	14,116
Common stock issued upon exercise of Public and Private Warrants	—	—	4,554,830	—	44,844	—	—	44,844
Issuance of common stock for acquisition	—	—	123,934	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	876	876
March 31, 2022	—	$—	462,742,812	$46	$1,062,085	$(331,720)	$2,184	$732,595

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
December 31, 2020	31,330,513	$274,960	8,654,869	$—	$19,928	$(187,691)	$1,055	$(166,708)
Retroactive application of Exchange Ratio	252,513,251	—	69,755,293	8	(8)	—	—	—
December 31, 2020 as adjusted	283,843,764	274,960	78,410,162	8	19,920	(187,691)	1,055	(166,708)
Net loss	—	—	—	—	—	(15,882)	—	(15,882)
Exercise of stock options	—	—	545,527	—	542	—	—	542
Stock-based compensation	—	—	—	—	1,102	—	—	1,102
Other comprehensive income	—	—	—	—	—	—	741	741
March 31, 2021	283,843,764	$274,960	78,955,689	$8	$21,564	$(203,573)	$1,796	$(180,205)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(unaudited; in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,709)	$(15,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,088	2,397
Stock-based compensation expense	11,958	1,090
Loss on disposal of assets	5	—
Amortization of debt issuance costs and discount	690	—
Noncash lease expense	731	505
Noncash (income) expense associated with liability-classified warrants	(13,482)	3,382
Change in the fair value of contingent consideration	2,500	—
Deferred income taxes	(1,558)	(42)
Changes in operating assets and liabilities:
Accounts receivable	(5,644)	611
Contract assets	(3,668)	(246)
Inventories	(9,132)	70
Prepaids and other current assets	(1,071)	1,286
Other non-current assets	772	—
Trade payables	805	638
Accrued expenses	(3,245)	552
Employee benefits payables	475	115
Contract liabilities	10,652	(9,945)
Other current liabilities	4,266	95
Non-current lease liabilities	(783)	(517)
Other non-current liabilities	11	412
Net cash used in operating activities	(26,339)	(15,479)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and software	(6,242)	(4,046)
Cash paid for acquisition, net of acquired cash and restricted cash	(65,588)	—
Net cash used in investing activities	(71,830)	(4,046)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options and public warrants	1,379	554
Proceeds from Employee Stock Purchase Plan	1,025	—
Proceeds from sale of employees restricted stock units to cover taxes	20,841	—
Minimum tax withholding paid on behalf of employees for restricted stock units	(8,756)	—
Finance lease principal payments	(45)	—
Payment of deferred transaction costs associated with planned reverse recapitalization transaction	—	(140)
Net cash provided by financing activities	14,444	414
Effect of exchange rate changes on cash and cash equivalents	(574)	517
Net decrease in cash and cash equivalents and restricted cash	(84,299)	(18,594)
Cash and cash equivalents, and restricted cash, beginning of period	692,075	53,933
Cash and cash equivalents, and restricted cash, end of period	$607,776	$35,339
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,292	$—
Cash paid for income taxes	2,248	—
Unpaid purchases of property, equipment and software	1,417	342
Deferred transaction costs in accrued expenses	—	1,371
Right-of-use assets obtained in exchange for new operating lease liabilities	3,783	—
Net exercise of public and private warrants into common stock	44,739	—
Issuance of common stock for payment of accrued bonus	1,441	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021 AND FOR THE

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(unaudited; in thousands, except share and per share data)

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

On August 25, 2021 (the “Closing Date”), the Company consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger, dated March 1, 2021, and amended by Amendment No. 1 thereto, dated May 7, 2021 and Amendment No. 2 thereto, dated June 25, 2021 (the “Merger Agreement”), by and among the Company (formerly known as Vector Acquisition Corporation (“Vector”)), the pre-merger Rocket Lab USA, Inc., (“Legacy Rocket Lab”)) and Prestige USA Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Legacy Rocket Lab (“Merger Sub”). Vector filed a notice of deregistration and necessary accompanying documents with the Cayman Islands Registrar of Companies, and a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which Vector was domesticated and continued as a Delaware corporation (the “Domestication”), changing its name to “Vector Acquisition Delaware Corporation” (“Vector Delaware”). As contemplated by the Merger Agreement, Merger Sub merged with and into Vector Delaware, with the separate corporate existence of Merger Sub ceasing and Vector Delaware being the surviving corporation and a wholly owned subsidiary of Legacy Rocket Lab (the “First Merger”) and immediately following the First Merger, Legacy Rocket Lab merged with and into Vector Delaware with Vector Delaware being the surviving corporation in the merger (the “Second Merger,” and, together with the First Merger and the Domestication, the “Business Combination”). The Business Combination was unanimously approved by the boards of directors of each of Vector and Legacy Rocket Lab.

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

In addition, if the closing price of the Post Combination Company common stock was equal to or greater than $20.00 for a period of at least 20 trading days out of 30 consecutive trading days during the period commencing on the 90th day following the Closing Date and ending on the 180th day following the Closing Date (the “Stock Price Target”), the holders of Legacy Rocket Lab’s equity securities, including options, warrants, restricted stock units and other rights to acquire stock of Legacy Rocket Lab, would have been entitled to receive an aggregate of 32,150,757 additional shares of the Post Combination Company common stock (the “Earnout Shares”), subject, in the case of holders of options, warrants, restricted stock units and other rights to acquire stock of Legacy Rocket Lab, to the terms of such options, warrants, restricted stock units and other rights. In evaluating the accounting treatment for the earnout, we concluded that the earnout was not a liability under Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, was not subject to the accounting guidance under ASC 718, Compensation—Stock Compensation, and was not subject to derivative accounting under ASC 815, Derivative and Hedging. As such, the earnout is recognized in equity at fair value upon the closing of the Business Combination. On February 21, 2022, the Company’s common stock did not trade at equal to or greater than $20.00 for a period of at least 20 trading days out of 30 consecutive trading days during the Stock Price Target and the Company will not issue the Earnout Shares.

Immediately after giving effect to the Business Combination and the PIPE Financing, the following were outstanding: (i) 447,919,591 shares of Rocket Lab common stock, consisting of (a) 362,188,208 shares of Post Combination Company common stock issued to holders of Legacy Rocket Lab common stock and redeemable convertible preferred stock, (b) 31,031,383 shares issued to the holders of Vector’s Class A ordinary shares, which reflects the redemption of 968,617 Class A ordinary shares with respect to which holders exercised their redemption right, (c) 8,000,000 shares issued to the holders of Vector’s Class B ordinary shares, and (d) 46,700,000 shares of Post Combination Company common stock issued in the PIPE Investment; (ii) warrants to purchase 16,266,666 shares of Post Combination Company common stock at an exercise price of $11.50 per share issued upon conversion of the outstanding Vector warrants prior to the Business Combination; (iii) warrants to purchase 891,380 shares of Post Combination Company common stock attributable to Legacy Rocket Lab warrants prior to the Business Combination, which had a weighted average exercise price of approximately $0.29 per share, (iv) options to purchase 17,961,684 shares of Post Combination Company common stock attributable to Legacy Rocket Lab options prior to the Business Combination, which had a weighted average exercise price of $1.04 per share and 14,253,283 of which were vested, (v) 14,903,640 restricted stock units attributable to restricted stock units of Rocket Lab prior to the Business Combination, including 4,065,304 with respect to which the time-based vesting conditions had been satisfied and (vi) an earnout obligation of Legacy Rocket Lab prior to the Business Combination pursuant to which the Post Combination Company may be required to issue up to 1,915,356 shares of Post Combination Company common stock. In addition, the Earnout Shares will not be issued as described above.

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

2.
SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting standards generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information and include the accounts of Rocket Lab USA, Inc. and its wholly owned subsidiaries after elimination of intercompany accounts and transactions. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022, or for any other interim period or for any other future year.

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

Other Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2022. Refer to Note 2 - Significant Accounting Policies disclosed in the “Notes to Consolidated Financial Statements” in the Company’s Form 10-K filed with the SEC on March 24, 2022.

3.
REVENUES

The following table provides information about revenue by recognition model during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
Revenues by recognition model	2022	2021
Point-in-time	$28,237	$17,035
Over-time	12,466	1,157
Total revenue by recognition model	$40,703	$18,192

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

The following table presents the balances related to enforceable contracts as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Contract balances
Accounts receivable	$32,990	$13,957
Contract assets	5,853	2,490
Contract liabilities	(97,116)	(59,749)

Changes in contract liabilities were as follows:

Contract liabilities, at December 31, 2021	$59,749
Contract liabilities assumed at acquisition	26,714
Customer advances received	22,673
Recognition of unearned revenue	(12,020)
Contract liabilities, at March 31, 2022	$97,116

The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior years during the three months ended March 31, 2022 and 2021 was not material.

Remaining unsatisfied performance obligations represent the total dollar value of work to be performed on contracts awarded and in progress. The amount of remaining unsatisfied performance obligations increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of remaining unsatisfied performance obligations when an enforceable agreement has been reached. Remaining unsatisfied performance obligations totaled $545,914 as of March 31, 2022, of which approximately 41% is expected to be recognized within 12 months, with the remaining 59% to be recognized beyond 12 months.

4.
BUSINESS COMBINATIONS

ASI

On October 12, 2021, the Company completed the acquisition of Advanced Solutions, Inc. (“ASI”) pursuant to a membership interest purchase agreement (the “ASI Purchase Agreement”) with ASI Aerospace LLC (“ASI LLC”), Willis Vern Holdings, Inc., the shareholders of ASI LLC, and John A. Cuseo, as shareholder representative. ASI is an engineering company that develops flight software, simulation systems and guidance, navigation and control systems. ASI’s customers include agencies within the Defense Department, Air Force, NASA, other aerospace prime contractors, commercial spacecraft developers and space startups. ASI will be part of the Company’s Space Systems operating segment and continue to serve its current customers and support the Company’s Photon missions, spacecraft components, and space and ground software capabilities.

Acquisition Consideration

The acquisition-date consideration transferred consisted of cash of $29,935. The ASI Purchase Agreement also included an additional potential earn out payment of up to $5,500 based on achievement of certain performance metrics for the business in its fiscal year ending December 31, 2021. The contingent cash consideration was classified as a liability and included in accrued expenses on the Company’s consolidated balance sheet. To estimate the fair value of the contingent consideration liability, management valued the earn-out based on the likelihood of reaching targets contained in the ASI Purchase Agreement. At the acquisition date, the fair value of the contingent consideration payable was determined to be $5,500. At March 31, 2022, there were no material changes in the range of expected outcomes and the fair value of the contingent consideration from the acquisition date. The contingent consideration of $5,500 was paid on April 4, 2022.

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

Compensation Arrangements

In connection with the acquisition, the Company deposited $12,015 with an escrow agent pursuant to the ASI Purchase Agreement for key ASI employees which was included in prepaid and other current assets and other non-current assets on the Company’s consolidated balance sheet. The employees must stay employed with the Company through each vesting date to be eligible to receive the performance reserve payments, and non-vested payments are forfeited if employment with the Company ceases. The performance reserve vests quarterly beginning with January 1, 2022 through October 1, 2023. In addition, under the agreement, the Company will make payment for a partial tax gross up. Due to the continuing employment requirement of the performance reserve, the costs associated with the performance reserve are recognized as post-combination compensation expense primarily recognized in operating expenses in the consolidated statements of operations and comprehensive loss.

The Company recognized $1,895 in connection with the performance reserve payments during the three months ended March 31, 2022.

PSC

On November 30, 2021, the Company completed the acquisition pursuant to an Agreement and Plan of Merger (the “PSC Merger Agreement”), by and among the Company, Platinum Merger Sub, Inc. (“PSC Merger Sub”), Planetary Systems Corporation (“PSC”), and Michael Whalen as shareholder representative, which provides for, among other things, the merger of PSC Merger Sub with and into PSC, with PSC being the surviving corporation of the merger and a direct, wholly owned subsidiary of the Company. Pursuant to the terms of the PSC Merger Agreement, all of the issued and outstanding shares of PSC will be cancelled in exchange for aggregate consideration of up to approximately $42,000 in cash, 1,720,841 shares of the Company’s common stock, and up to 956,023 shares of the Company’s common stock that are subject to a performance based earn-out, subject to customary adjustments at closing for cash, working capital, transaction expenses and indebtedness, and amounts held back by the Company (the “PSC Acquisition”). The PSC Merger Agreement contains representations, warranties and indemnification provisions customary for transactions of this kind. In connection with the PSC Acquisition, the Company has entered into customary offer letters or employment agreements with certain key employees of PSC.

Acquisition Consideration

The acquisition-date consideration transferred consisted of cash of $42,400 and stock consideration valued at $11,568. The purchase agreement also includes an additional potential earn out payment of up to $10,000 based on achievement of certain performance metrics for the business in its fiscal year ending December 31, 2022 and 2023. The contingent consideration, to be paid in common stock, was classified as a liability and included in other non-current liabilities on the Company’s consolidated balance sheet. To estimate the fair value of the contingent consideration liability, management valued the earn-out based on the likelihood of reaching targets contained in the purchase agreement. At the acquisition date, the fair value of the contingent consideration payable was determined to be $1,800. At March 31, 2022, the fair value of the contingent consideration payable was determined to be $4,300.

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

Compensation Arrangements

In connection with the acquisition, the Company issued 1,720,841 shares of the Company’s common stock to the seller upon closing of the acquisition, of which 991,466 shares are held by key PSC employees. The shares are subject to a holdback agreement which restricts the transferability of the shares. The Company’s repurchase right lapses in eight equal quarterly installments over the two-year period subsequent to the acquisition date as the seller continues to provide service as an employee, such that at the end of the two-year period following the acquisition date, the shares will be fully transferable, and the Company will no longer have a right to repurchase the shares. Therefore, the shares are accounted for as post-combination compensation expense for services as an employee over the two-year vesting period following the acquisition date. Due to the continuing employment requirement of the shares issued upon closing of the transaction and the earnout shares, the costs associated with the shares are recognized as post-combination compensation expense recognized in operating expenses in the consolidated statements of operations and comprehensive loss.

The Company recognized $2,144 of stock-based compensation during the three months ended March 31, 2022 in connection with the holdback agreement shares.

SolAero

On January 18, 2022, the Company closed on the acquisition (the “SolAero Acquisition”) of SolAero Holdings, Inc. (“SolAero”) pursuant to an Agreement and Plan of Merger (the “SolAero Merger Agreement”), dated as of December 10, 2021, by and among the Company, Supernova Acquisition Corp. (“SolAero Merger Sub”), SolAero, and Fortis Advisors LLC as stockholder representative, which provides for, among other things, the merger of SolAero Merger Sub with and into SolAero, with SolAero being the surviving corporation of the merger and a direct, wholly owned subsidiary of the Company. Pursuant to the terms of the SolAero Merger Agreement, all of the issued and outstanding shares of SolAero were cancelled in exchange for aggregate consideration of $80,000 in cash, subject to customary adjustments at closing for cash, working capital, transaction expenses and indebtedness, and amounts held back by the Company (the “SolAero Merger Consideration”). In addition, $3,600 of the SolAero Merger Consideration was placed into escrow by the Company in order to secure recovery of any Adjustment Amount (as defined in the SolAero Merger Agreement) and as security against indemnity claims. In connection with the SolAero Acquisition, the Company entered into customary employment or consulting agreements with certain key employees of SolAero.

Acquisition Consideration

The acquisition-date consideration transferred consisted of cash of $76,696. The following table presents estimates of the preliminary fair value of the assets acquired and the liabilities assumed by the Company in the acquisition:

Description	Amount
Cash and cash equivalents	$7,815
Accounts receivable	12,322
Inventories	19,614
Prepaids and other current assets	2,475
Property and equipment	29,822
Intangible assets, net	32,900
Right-of-use assets - operating leases	1,128
Right-of-use assets - finance leases	16,174
Restricted cash	3,293
Trade payables	(10,432)
Accrued expenses	(9,154)
Contract liabilities (1)	(26,714)
Non-current operating lease liabilities	(1,128)
Non-current finance lease liabilities	(15,874)
Other assets and liabilities, net	(1,033)
Identifiable net assets acquired	61,208
Goodwill	15,488
Total purchase price	$76,696

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

The following is a summary of preliminary identifiable intangible assets acquired and the related expected lives for the finite-lived intangible assets:

Type	Estimated Life in Years	Fair Value
Developed technology	14	$10,000
In-process technology	N/A	800
Capitalized software	3	5,400
Customer relationships	12	9,000
Trademark and tradenames	12	4,700
Backlog	2	3,000
Total identifiable intangible assets acquired		$32,900

Goodwill of $15,488 was recorded for the SolAero Acquisition, representing the excess of the purchase price over the fair value of the identifiable net assets. Goodwill recognized primarily represents the future revenue and earnings potential and certain other assets which were acquired, but that do not meet the recognition criteria, such as assembled workforce. The goodwill is expected to be deductible for income tax purposes.

The Company’s condensed consolidated statements of operations for the three months ended March 31, 2022 includes revenues and operating loss of $20,103 and $931, respectively, related to the SolAero acquisition. The Company recognized $218 of acquisition and integration related costs that were expensed for the three months ended March 31, 2022. These costs are included in the consolidated statement of operations in the line item entitled “Selling, General and Administrative Expense.”

Unaudited Pro Forma Information

The unaudited consolidated financial information summarized in the following table gives effect to the 2022 and 2021 acquisitions assuming they occurred on January 1, 2021. These unaudited consolidated pro forma operating results do not assume any impact from revenue, cost or other operating synergies that are expected as a result of the acquisitions. These unaudited consolidated pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the acquisitions occurred on January 1, 2021, nor does the information project results for any future period.

	As Reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
Three Months Ended March 31, 2022
Revenues	$40,703	$2,454	$43,157
Net loss	(26,709)	(1,062)	(27,771)
Three Months Ended March 31, 2021
Revenues	$18,192	$24,579	$42,771
Net loss	(15,882)	(3,431)	(19,313)

5.
FAIR VALUE OF FINANCIAL INSTRUMENTS

As of March 31, 2022 and December 31, 2021 the following financial assets and liabilities are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$542,406	$—	$—	$542,406
Total	$542,406	$—	$—	$542,406
Liabilities:
Other current liabilities:
Contingent consideration	$—	$—	$5,500	$5,500
Other non-current liabilities:
Contingent consideration	—	—	4,300	4,300
Total	$—	$—	$9,800	$9,800

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$635,269	$—	$—	$635,269
Total	$635,269	$—	$—	$635,269
Liabilities:
Other non-current liabilities:
Public and Private Warrants (Note 11)	$58,227	$—	$—	$58,227
Total	$58,227	$—	$—	$58,227

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

There were no transfers between fair value measurement levels during the three months ended March 31, 2022.

6.
INVENTORIES

Inventories as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Raw materials	$25,691	$21,517
Work in process	48,826	24,166
Finished goods	3,371	2,221
Total inventories	$77,888	$47,904

7.
PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Prepaid expenses	$17,906	$14,787
Government grant receivables	3,635	2,563
Other current assets	4,766	2,104
Total prepaids and other current assets	$26,307	$19,454

8.
Property, plant and equipment, NET

Property, plant and equipment, net, as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Buildings and improvements	$36,126	$25,075
Machinery, equipment, vehicles and office furniture	50,594	24,848
Computer equipment, hardware and software	6,970	5,617
Launch site assets	12,212	9,611
Construction in process	19,276	22,379
Property, plant and equipment—gross	125,178	87,530
Less accumulated depreciation and amortization	(25,624)	(22,191)
Property, plant and equipment—net	$99,554	$65,339

Depreciation expense recorded in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2022 and 2021 consisted of the following:

	Three Months Ended March 31,
Depreciation expense	2022	2021
Cost of revenues	$2,506	$1,361
Research and development	245	96
Selling, general and administrative	342	300
Total depreciation expense	$3,093	$1,757

9.
Goodwill and Intangible assets, NET

Goodwill

The following table presents the changes in the carrying amount of goodwill for the Space Systems reportable segment for the three months ended March 31, 2022:

Balance at December 31, 2021	$43,308
Acquisition	15,488
Goodwill adjustment on acquisition	(29)
Balance at March 31, 2022	$58,767

Intangible Assets

The components of intangible assets consisted of the following as of March 31, 2022:

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Developed Technology	$55,065	$(4,661)	$50,404
Capitalized software	9,240	(3,346)	5,894
Customer relationships	16,173	(779)	15,394
Non-compete	224	(108)	116
Capitalized intellectual property	375	(93)	282
Trademarks and tradenames	10,112	(305)	9,807
Backlog	3,491	(475)	3,016
Patents	104	—	104
Indefinite-Lived Intangible Assets
In-process Technology	2,600	—	2,600
Total	$97,384	$(9,767)	$87,617

Amortization expense recorded in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2022 and 2021, respectively consisted of the following:

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$610	$116
Research and development	1,654	366
Selling, general and administrative	631	158
Total amortization expense	$2,895	$640

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2022:

2022 (for the remaining period)	$9,956
2023	12,567
2024	10,942
2025	9,072
2026	8,903
Thereafter	33,577
Total	$85,017

10.
LOAN AGREEMENT

Hercules Capital Secured Term Loan

On June 10, 2021, the Company entered into a $100,000 secured term loan agreement with Hercules Capital, Inc. (the “Hercules Capital Secured Term Loan”) and borrowed the full amount under the secured term loan agreement. The term loan has a maturity date of June 1, 2024 and is secured by substantially all of the assets of the Company. Payments due for the term loan are interest-only until the maturity date with interest payable monthly in arrears. The outstanding principal bears (i) cash interest at the greater of (a) 8.15% or (b) 8.15% plus the prime rate minus 3.25% and (ii) payment-in-kind interest of 1.25% which is accrued and added to the outstanding principal balance. Prepayment of the outstanding principal is permitted under the loan agreement and subject to certain prepayment fees. In connection with the secured term loan, the Company paid an initial facility charge of $1,000 and the Company will be required to pay an end of term charge of $3,250 upon repayment of the loan. The secured term loan agreement contains customary representations, warranties, non-financial covenants, and events of default. The Company is in compliance with all debt covenants related to its long-term borrowings as of March 31, 2022. As of March 31, 2022, there was $100,813 outstanding under the Hercules Capital Secured Term Loan, of which $2,846 is classified as current in the Company’s condensed consolidated balance sheets, with the remainder classified as long-term borrowing. As of March 31, 2022, the Company had no availability under the Hercules Capital Secured Term Loan.

11.
PUBLIC AND PRIVATE WARRANTS

As part of the closing of the Business Combination, the Company assumed Public Warrants and Private Warrants to purchase up to 10,666,666 shares and 5,600,000 shares of common stock of the Post Combination Company, respectively, which were exercisable at $11.50 per share.

Until settlement, Public Warrants could only be exercised for a whole number of shares. No fractional shares would be issued upon exercise of the Public Warrants. The Public Warrants became exercisable on September 29, 2021, one year from the closing of the Vector initial public offering.

Warrant Redemption

On December 22, 2021, the Company announced the planned redemption of all of its Public Warrants and Private Warrants. On January 20, 2022, the Company extended the redemption date of its public warrants to January 31, 2022. In connection with the redemption, Public Warrants were to be exercised by holders prior to January 31, 2022 either (i) in cash, at an exercise price of $11.50 per share of the Company’s common stock or (ii) on a cashless basis, for 0.2843 shares of common stock per Private Warrant and Public Warrant.

During the three months ended March 31, 2022, an aggregate of 10,383,077 Public Warrants were exercised on a cashless basis in exchange for the issuance of 2,951,781 shares and 10,969 Public Warrants were exercised for an aggregate of 10,969 shares of Company common stock at an exercise price of $11.50 per share, for aggregate cash proceeds to the Company of $126. At the conclusion of the redemption notice period on January 31, 2022, the remaining 270,470 Public Warrants issued and outstanding were redeemed at a price of $0.10 per warrant for aggregate cash payment from the Company of $27. On January 31, 2022, the Public Warrants were delisted from Nasdaq. In addition, during the three months ended March 31, 2022, the 5,600,000 Private Warrants were exercised on a cashless basis for an aggregate of 1,592,080 shares of the Company’s common stock.

The Public Warrants and Private Warrants were remeasured to fair value as of the exercise or redemption date, resulting in a gain of $13,482 for three months ended March 31, 2022.

12.
STOCK-BASED COMPENSATION

Equity Incentive Plans

The Company has a single active equity incentive plan, the Rocket Lab 2021 Stock Option and Incentive Plan (the “2021 Plan”), with the objective of attracting and retaining available employees and directors by providing stock-based and other performance-based compensation. The 2021 Plan provides for the grant of equity awards to officers, employees, directors and other key employees as well as service providers which include incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards, restricted stock units or any combination of the foregoing any of which may be performance based, as determined by the Company’s Compensation Committee. An aggregate of 59,875,000 shares are reserved for the issuance of awards under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan automatically increases each January 1, beginning on January 1, 2022, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. The Company was authorized to issue up to 82,511,081 shares of common stock as equity awards to participants under the 2021 Plan as of March 31, 2022. There were 76,634,747 shares of common stock available for grant as of March 31, 2022.

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

Total stock-based compensation recorded in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2022 and 2021 consisted of the following:

	Three Months Ended March 31,
Stock-based compensation	2022	2021
Cost of revenues	$3,335	$299
Research and development	5,026	392
Selling, general and administrative	3,597	399
Total stock-based compensation expense	$11,958	$1,090

Options

Options issued to all optionees under the 2013 Plan vest over four years from the date of issuance (or earlier vesting start date, as determined by the board of directors) as follows: 25% on the first anniversary of date of grant and the remaining vest monthly over the remaining vesting term.

As of March 31, 2022, total estimated unrecognized stock compensation expense related to unvested options granted under the 2013 Plan was $826, which is expected to be recognized over the next year.

Restricted Stock Units

During the three months ended March 31, 2022 and 2021, the Company granted 4,197,879 and 2,016,891 restricted stock units, respectively, to certain key employees pursuant to the 2013 Plan and 2021 Plan. Performance-based restricted stock units granted in 2021 are subject to both a time-based service vesting condition and a performance-based vesting condition, both of which must be satisfied before the restricted stock units will be deemed vested. The time-based service vesting condition is generally satisfied over a period of approximately four years as the employees provide service. The performance-based vesting condition is only satisfied upon a sale event (e.g., (i) liquidation of the Company, (ii) sale of all or substantially all of the assets of the Company, (iii) a merger, reorganization or consolidation pursuant to which the holders of the Company’s outstanding voting power immediately prior to such transaction do not own a majority of the outstanding voting power of the surviving or resulting entity) or the Company’s initial public offering. The performance-based vesting condition had the performance condition satisfied and are now vesting solely based on time.

As of March 31, 2021, the Company believed it was not probable that the performance condition for the performance-based restricted stock units would be satisfied as such events which would satisfy the performance condition are generally not deemed probable until the event occurs. Accordingly, the Company did not recognize any stock-based compensation expense during the three months ended March 31, 2021, for these awards.

As of March 31, 2022, the total unrecognized compensation expense related to unvested performance-based restricted stock units granted under the 2013 Plan and 2021 Plan was $74,851 and will be recognized upon vesting.

2021 Employee Stock Purchase Plan

In August 2021, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was approved to reserve 9,980,000 shares of common stock for issuance for awards in accordance with the terms of the 2021 ESPP. In addition, the number of shares reserved for issuance will ultimately increase on January 1 of each year from 2022 to 2031 by the lesser of (i) 9,980,000 shares of common stock, (ii) 1% of the number of shares of common stock outstanding as of the close of business on the immediately preceding December 31 or (iii) the number of common stock shares as determined by our board of directors. The purpose of the 2021 ESPP is to enable eligible employees to use payroll deductions to purchase shares of common stock and thereby acquire an interest in the Company. Eligible employees are offered shares through a 12-month offering period, which consists of two consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of our stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period. No shares were issued under the 2021 ESPP during the year ended March 31, 2022. As of March 31, 2022, 14,490,480 shares remain available for issuance under the 2021 ESPP. Total ESPP stock-based compensation recorded in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 was $768.

13.
LEASES

The Company has operating and finance leases for properties, vehicles and equipment. The Company’s leases have remaining lease terms of one year to twenty-eight years, some of which include options to extend the lease term, and some of which include options to terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

In connection with the SolAero acquisition, the Company assumed finance leases in the aggregate of $16,174. There have been no other material changes in the Company’s lease portfolio since December 31, 2021.

14.
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

Other Commitments

The Company has commitments under its lease obligations (see Note 13).

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

On May 23, 2016, the Company entered into a launch services agreement with a customer to provide three commercial dedicated launches which would deliver the customer’s payloads over the period of 2017 through 2020. Per the terms of the agreement, each dedicated launch shall have a firm fixed price below current launch vehicle costs. During the year ended December 31, 2018, the Company determined that it was probable that the costs to provide the services as stipulated by the launch services agreement would exceed the fixed firm price of each launch. As such, the Company recorded a provision for contract loss for these three dedicated launches. During the year ended December 31, 2020, one of the three launches occurred. On April 21, 2021, the launch services agreement was amended, resulting in one additional launch and the potential for price increases on the second and third launches dependent on the customer’s desired payload configuration. The provision for contract losses outstanding as of March 31, 2022, which primarily is related to the remaining three remaining launches, was $6,207.

15.
INCOME TAXES

Income tax provision and the effective tax rate for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Income tax provision	$(4,388)	$(264)
Effective tax rate	(19.7)%	(1.7)%

The tax provisions for the three months ended March 31, 2022 and 2021 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary.

The annual effective tax rate differs from the federal statutory rate due primarily to a full valuation allowance in the United States and partially offset by recurring items such as foreign taxes based on local country statutory rates, the effect of stock-based compensation, and foreign withholding taxes, as well as by discrete items that may occur in any given year but are not consistent from year to year.

The Company is not currently under examination by the IRS, foreign or state and local tax authorities. Due to the net operating loss carryforwards, the Company remains subject to examination for U.S. federal and state jurisdictions for all years beginning with the year ended March 31, 2016. The Company’s foreign subsidiaries are generally subject to examination within four years from the end of the tax year during which the tax return was filed.

No significant changes in the Company’s unrecognized tax benefits are expected to occur within the next 12 months.

16.
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

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the as-converted method, or two-class method for participating securities, whichever is more dilutive. Potentially dilutive shares are comprised of Preferred Stock, Preferred Stock warrants, common stock warrants, restricted stock units, stock options, and Earnout Shares issuable upon the achievement of the Stock Price Target (see Note 1). For the three months ended March 31, 2022 and 2021, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Numerator
Net loss attributable to common stockholders-basic and diluted	$(26,709)	$(15,882)
Denominator
Weighted average common shares outstanding-basic and diluted	456,495,288	78,826,075
Net loss per share attributable to common stockholders-basic and diluted	$(0.06)	$(0.20)

The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	March 31,
	2022	2021
Legacy Rocket Lab preferred stock	—	283,843,764
Legacy Rocket Lab preferred stock warrants	—	1,123,959
Legacy Rocket Lab common stock warrants	—	585,399
Stock options and restricted stock units	30,144,103	21,052,981

17.
SEGMENTS

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company manages its business primarily based upon two operating segments, Launch Services and Space Systems. Each of these operating segments represents a reportable segment. Launch Services provides launch services to customer on a dedicated mission or ride share basis. Space Systems is comprised of space engineering, program management, spacecraft components, spacecraft manufacturing and mission operations. Although many of the Company’s contracts with customers contain elements of Space Systems and Launch Services, each reporting segment is managed separately to better align with customer’s needs and the Company’s growth plans. The accounting policies of the various segments are the same as those described in Note 2. The Company evaluates the performance of its reportable segments based on gross profit. For contracts with customers that contain both Space Systems and Launch Services elements, revenues for each reporting segment are generally allocated based upon the overall costs incurred for each of the reporting segments in comparison to total overall costs of the contract. The following table shows information by reportable segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
	Launch Services	Space Systems	Launch Services	Space Systems
Revenues	$6,576	$34,127	$16,462	$1,730
Cost of revenues	7,344	29,624	15,866	915
Gross profit (loss)	$(768)	$4,503	$596	$815

Management does not regularly review either reporting segment’s total assets or operating expenses. This is because in general, the Company’s long-lived assets, facilities, and equipment are shared by each reporting segment.

18.
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

As of March 31, 2022 and December 31, 2021, there are no amounts due to or from related parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. For additional context with which to understand our financial condition and results of operations, see the audited consolidated financial statements and accompanying notes contained therein as of December 31, 2021 and 2020 and related notes in the Company’s Annual Report on Form 10-K as filed with the SEC on March 24, 2022. Certain amounts may not foot due to rounding. Certain information in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described under the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A. “Risk Factors” included in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on March 24, 2022. We assume no obligation to update any of these forward-looking statements. Actual results may differ materially from those contained in any forward-looking statements.

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

Electron is our orbital small launch vehicle that was designed from the ground up to accommodate a high launch rate business model to meet the growing and dynamic needs of our customers for small launch services. Since its maiden launch in 2017, Electron has become the leading small spacecraft launch vehicle delivering 110 spacecraft to orbit for government and commercial customers across 21 successful missions through March 31, 2022. In 2021, Electron was the second most frequently launched rocket by companies operating in the United States and established Rocket Lab as the fourth most frequent launcher globally. Our launch services program has seen us develop many industry-leading innovations, including 3D printed electric turbo-pump rocket engines, fully carbon composite first stage fuel tanks, a private orbital launch complex, a rocket stage that can be configured to convert into a highly capable spacecraft on orbit, and the potential ability to successfully recover a stage from space, providing a path to reusability.

In March 2021, we announced plans to develop our reusable-ready medium-capacity Neutron launch vehicle which will increase the payload capacity of our space launch vehicles to approximately 13,000 kg for launches to low Earth orbit and lighter payloads into higher orbits. Neutron will be tailored for commercial and U.S. government constellation launches and capable of human space flight, enabling us to provide crew and cargo resupply to the International Space Station. Neutron will also provide a dedicated service to orbit for larger civil, defense and commercial payloads that need a level of schedule control and high-flight cadence not available on large and heavy lift rocket rideshare programs. Neutron is expected to have the capability of launching nearly all of the spacecraft that we expect to be launched through 2029 and we expect to be able to leverage Electron’s flight heritage, various vehicle subsystems designs, launch complexes and ground station infrastructure.

Our space systems initiative is supported by the design and manufacture of a range of components, software and services for spacecraft, including reaction wheels, star trackers, magnetic torque rods, separation systems, solar solutions, command and control software and batteries, the Photon family of small spacecraft and has additional products in development to serve a wide variety of sub-system functions. We entered this market with our acquisition of leading spacecraft components manufacturer Sinclair Interplanetary, and have since expanded our market participation with the acquisitions of Planetary Systems Corporation, SolAero Holdings, Inc. and aerospace engineering firm Advanced Solutions, Inc., which brought incremental vertically-integrated capabilities for our own spacecraft and also enabled Rocket Lab to deliver high-volume manufacturing of critical spacecraft components and software solutions at scale prices to the broader spacecraft merchant market. The Photon family of small spacecraft, which are configurable for a range of low Earth orbit, medium Earth orbit, geosynchronous orbit and interplanetary missions enable us to offer an end-to-end mission solution encompassing launch, spacecraft, ground services and mission operations to provide customers with streamlined access to orbit with Rocket Lab as a single mission partner.

Recent Developments

SolAero Acquisition

On January 18, 2022, we closed on the acquisition (the “SolAero Acquisition”) of SolAero Holdings, Inc. (“SolAero”) pursuant to an Agreement and Plan of Merger (the “SolAero Merger Agreement”), dated as of December 10, 2021, by and among the Company, Supernova Acquisition Corp. (“SolAero Merger Sub”), SolAero, and Fortis Advisors LLC as stockholder representative, which provides for, among other things, the merger of SolAero Merger Sub with and into SolAero, with SolAero being the surviving corporation of the merger and a direct, our wholly owned subsidiary. Pursuant to the terms of the SolAero Merger Agreement, all of the issued and outstanding shares of SolAero were cancelled in exchange for aggregate consideration of $80.0 million in cash (the “SolAero Merger Consideration”). In addition, $3.6 million of the SolAero Merger Consideration was placed into escrow by us in order to secure recovery of any Adjustment Amount (as defined in the SolAero Merger Agreement) and as security against indemnity claims. In connection with the SolAero Acquisition, we entered into customary employment or consulting agreements with certain key employees of SolAero.

Neutron Production Complex

We broke ground on the construction of a state-of-the-art rocket production complex where our Neutron launch vehicle will be manufactured.

The 250,000 square foot Neutron production complex is being constructed on a 28-acre site adjacent to the NASA Wallops Flight Facility and Mid-Atlantic Regional Spaceport on Virginia’s Eastern Shore. The complex will support Neutron production, assembly, and integration, and is expected to bring up to 250 highly-skilled roles to the region. Construction will also soon begin on a launch pad for Neutron at the southern end of Wallops Island, near our existing launch pad for the Electron rocket.

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

Launch Vehicle Build-Rate and Launch Cadence

We built approximately eight launch vehicles in 2020 and approximately eight launch vehicles in 2021. We anticipate we will build approximately twelve to fifteen launch vehicles in 2022. Although we experienced a negative impact in 2020 and 2021 as a result of the COVID-19 shutdowns and restrictions on our operations discussed in more detail below under “Key Factors Affecting Our Performance—Covid-19 Considerations,” we believe that the projected growth in build rate subsequent to such COVID-19 restrictions is a positive indicator of our ability to scale our manufacturing operations in support of our anticipated growth rate in revenue in the coming years.

We launched seven vehicles in 2020 and six vehicles in 2021. We have launched one vehicle through the three months ended March 31, 2022 and launched three vehicles through May 16, 2022. The number of launches is an indicator of our ability to convert mission awards into revenue in a timely manner and demonstrate the scalability of our launch operations. Growth rates between launches and total launch service revenue are not perfectly correlated because our total revenue is affected by other variables, such as the revenue per launch, which can vary considerably based on factors such as unique orbit and insertion requirements, payload handling needs, launch location, time sensitivity of mission completion and other factors. Although we experienced a negative impact in 2021 as a result of the COVID-19 shutdowns and restrictions on our operations discussed in more detail below under “Key Factors Affecting Our Performance—Covid-19 Considerations,” we believe that the projected growth in launch rate subsequent to such COVID-19 restrictions is a positive indicator of our ability to scale our launch operations in support of our anticipated growth rate in revenue in the coming years.

Revenue Growth

Three Months Ended March 31, 2022 and 2021

We generated $40.7 million and $18.2 million in revenue for the three months ended March 31, 2022 and 2021, respectively, representing a year-on-year increase in revenue of approximately 124%. This year-on-year increase primarily resulted from acquisitions that closed in the fourth quarter of 2021 and first quarter of 2022 and strength in our organic space system products and services.

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

Three Months Ended March 31, 2022 and 2021

In the three months ended March 31, 2022 and 2021, our revenue value per launch was $6.3 million and $7.8 million, respectively. Meanwhile, cost per launch was $7.5 million and $5.6 million for the three months ended March 31, 2022 and 2021, respectively. The increase in cost per launch in the three months ended March 31, 2022 was driven by stock-based compensation charges as well as lower manufacturing absorption.

Backlog

Backlog represents future revenues that we would recognize in connection with the completion of all contracts and purchase orders that have been entered into by our customers, excluding any customer options for future products or services that have not yet been exercised. Contracts for launch services and spacecraft builds typically include termination rights that may be exercised by customers upon advanced notice and payment of a specified termination fee. As of March 31, 2022, our backlog totaled $545.9 million. We expect to recognize approximately 41% of our backlog over the next 12 months and the remainder recognized thereafter.

Key Factors Affecting Our Performance

COVID-19 Considerations

In December 2019, COVID-19 surfaced in Wuhan, China. In response, the World Health Organization (“WHO”) declared a global emergency on January 30, 2020, and several countries initiated travel restrictions, closed borders and implemented social distancing directives, including “shelter-in-place” orders. On March 11, 2020, the WHO declared the COVID-19 outbreak a pandemic. As a result of the pandemic, the United States and New Zealand governments shut down various sectors of their respective economies. In the United States, we were deemed an essential service and were not required to shut down our United States’ based operations. In New Zealand, we had to delay certain scheduled launches to a later date. In addition to existing travel restrictions, some locales have imposed and continue to impose prolonged quarantines and further restrict travel, which has, at certain times, significantly impacted the ability of our employees to get to their places of work to produce products, made it such that we are unable to obtain certain long lead time components on a timely basis or at a cost-effective price, and significantly hampered our customers from traveling to our launch facilities to prepare payloads for launch. In response to the COVID-19 pandemic, and with the health and safety of all our employees and their families in mind, we took and continue to take precautionary measures intended to help minimize the risks of the virus, including temporarily requiring some employees to work remotely and implementing social distancing protocols for all work conducted onsite. In addition, we suspended non-essential travel worldwide for employees and is discouraging employee attendance at other gatherings.

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

Ability to sell additional launch services, space systems service and spacecraft components to new and existing customers

Our results will be impacted by our ability to sell our launch services, space systems services, and spacecraft components to new and existing customers. We have successfully launched Electron 21 times delivering 110 spacecraft to orbit through March 31, 2022. Our spacecraft components have flown on more than 100 spacecraft and our family of Photon spacecraft has been selected for missions to the Moon, Mars and Venus. Our growth opportunity is dependent on our ability to expand our addressable launch services market with larger volumetric and higher mass payloads capabilities of our recently announced medium-capacity Neutron launch vehicle, which will address large commercial and government constellation launch opportunities. Our growth opportunity is also dependent on our ability to win spacecraft constellation missions and expand our portfolio of strategic spacecraft components. Our ability to sell additional products to existing customers is a key part of our success, as follow-on purchases indicate customer satisfaction and decrease the likelihood of competitive substitution. To sell additional products and services to new and existing customers, we will need to continue to invest significant resources in our products and services.

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

Research and Development, net

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

Interest Expense, Net

Interest expense, net consists primarily of interest expense incurred on debt and interest income earned on our cash and cash equivalents and short-term investments balances.

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

Results of Operations

The following table sets forth our consolidated statements of operations information and data as a percentage of revenue for each of the periods indicated (in thousands, except percentages):

	Three Months Ended
	March 31, 2022		March 31, 2021
	$	%	$	%
Revenues	$40,703	100.0%	$18,192	100.0%
Cost of revenues	36,968	90.8%	16,781	92.2%
Gross profit	3,735	9.2%	1,411	7.8%
Operating expenses:
Research and development, net	13,477	33.1%	7,078	38.9%
Selling, general and administrative	23,078	56.7%	6,624	36.4%
Total operating expenses	36,555	89.8%	13,702	75.3%
Operating loss	(32,820)	(80.6)%	(12,291)	(67.5)%
Other income (expense):
Interest expense, net	(2,989)	(7.3)%	(127)	(0.7)%
Loss on foreign exchange	(20)	0.0%	(279)	(1.5)%
Change in fair value of liability classified warrants	13,482	33.1%	(3,030)	(16.7)%
Other income, net	26	0.1%	109	0.6%
Total other income (expense), net	10,499	25.9%	(3,327)	(18.3)%
Loss before income taxes	(22,321)	(54.7)%	(15,618)	(85.8)%
Provision for income taxes	(4,388)	(10.8)%	(264)	(1.5)%
Net loss	$(26,709)	(65.5)%	$(15,882)	(87.3)%

Comparison of the Three Months Ended March 31, 2022 and March 31, 2021

Revenues

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Revenues	$40,703	$18,192	$22,511	124%

Revenue increased by $22.5 million, or 124%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Launch services revenue was $6.6 million for the three months ended March 31, 2022, a decrease of $9.9 million, or 60%, primarily due to a lower launch cadence. Space systems revenue was $34.1 million for the three months ended March 31, 2022, an increase of $32.4 million, or 1,873% primarily due to full quarter contribution from PSC and ASI acquisitions that closed in the fourth quarter of 2021 and nearly full quarter contribution from SolAero that closed in the first quarter of 2022 and strength in our organic space system products and services.

Cost of Revenues

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Cost of revenues	$36,968	$16,781	$20,187	120%

Cost of revenues increased by $20.2 million, or 120%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Launch Service cost of revenues was $7.3 million in the three months ended March 31, 2022, a decrease of $8.5 million or 54%, primarily due to a lower launch cadence. Space systems cost of revenue was $29.6 million in the three months ended March 31, 2022, an increase of $28.7 million or 3,138%, primarily driven by the acquisitions that closed in the fourth quarter of 2021 and first quarter of 2022. Cost of revenues were also impacted by an increase in stock-based compensation of $3.0 million. Cost of revenues for the three months ended March 31, 2022 decreased to 91% of total revenue during the three months ended March 31, 2022 as compared to 92% during the three months ended March 31, 2021.

Research and Development, Net

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Research and development, net	$13,477	$7,078	$6,399	90%

Research and development expense increased by $6.4 million, or 90%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to a $4.6 million increase in stock-based compensation, Neutron development, and increased labor and prototype spend focused on broadening our spacecraft component product portfolio.

Selling, General and Administrative

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Selling, general and administrative	$23,078	$6,624	$16,454	248%

Selling, general and administrative expense increased by $16.5 million, or 248%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to a $3.2 million increase in stock-based compensation, increased costs associated with being a public company including higher staff costs, facility related expense and third party services and a $2.5 million contingent consideration expense due to an adjustment in the estimated fair value of the earnout payment related to our recent PSC acquisition.

Interest Expense, Net

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Interest expense, net	$(2,989)	$(127)	$(2,862)	2,254%

Interest expense increased by $2.9 million, or 2,254%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to borrowings under our secured term loan agreement.

Loss on Foreign Exchange

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Loss on foreign exchange	$(20)	$(279)	$259	(93)%

Loss on foreign exchange decreased by $0.3 million, or 93%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to fluctuations in the foreign exchange of the New Zealand Dollar and Canadian Dollar as compared to the U.S. Dollar.

Change in Fair Value of Liability Classified Warrants

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Change in fair value of liability classified warrants	$13,482	$(3,030)	$16,512	(545)%

Change in fair value of liability classified warrants income increased by $16.5 million, or 545%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily as a result of the change in fair value of liability classified warrants assumed in connection with the Business Combination and the preferred stock warrants which were exercised in 2021.

Other Income, Net

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Other income, net	$26	$109	$(83)	(76)%

Other income decreased by $0.1 million, or 76%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Provision for Income Taxes

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Provision for income taxes	$(4,388)	$(264)	$(4,124)	1,562%

We recorded income tax provision of $4.4 million for the three months ended March 31, 2022 and a tax provision of $0.3 million for the three months ended March 31, 2021. The annual effective tax rate was (19.7)% for the three months ended March 31, 2022, compared to (1.7)% for the three months ended March 31, 2021. The annual effective tax rate differs from the federal statutory rate due primarily to a full valuation allowance in the U.S. and was partially offset by recurring items such as foreign taxes based on local country statutory rates, the effect of share-based compensation, and foreign withholding taxes, as well as by discrete items that may occur in any given year but are not consistent from year to year.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, bank debt, research and development grant proceeds, and cash flows from the sale of our products and services. As of March 31, 2022, we had $603.1 million of cash and cash equivalents. Our primary requirements for liquidity and capital are investment in new products and technologies, the expansion of existing manufacturing facilities, working capital, debt service, acquisitions of complementary businesses, products or technologies and general corporate needs. Historically, these cash requirements have been met through the net proceeds we received through private sales of equity securities, borrowings under our credit facilities, net proceeds received in the Business Combination and payments received from customers.

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

Indebtedness

Hercules Capital Secured Term Loan

On June 10, 2021, the Company entered into a $100 million secured term loan agreement with Hercules Capital, Inc. (the “Hercules Capital Secured Term Loan”) and borrowed the full amount under the secured term loan agreement. The term loan has a maturity date of June 1, 2024 and is secured by substantially all of the assets of the Company. Payments due for the term loan are interest-only until the maturity date with interest payable monthly in arrears. The outstanding principal bears (i) cash interest at the greater of (a) 8.15% or (b) 8.15% plus the prime rate minus 3.25% and (ii) payment-in-kind interest of 1.25% which is accrued and added to the outstanding principal balance. Prepayment of the outstanding principal is permitted under the loan agreement and subject to certain prepayment fees. In connection with the secured term loan, the Company paid an initial facility charge of $1 million and the Company will be required to pay an end of term charge of $3.25 million upon repayment of the loan. The secured term loan agreement contains customary representations, warranties, non-financial covenants, and events of default. The Company is in compliance with all debt covenants related to its long-term borrowings as of March 31, 2022. As of March 31, 2022, there was $100.8 million outstanding under the Hercules Capital Secured Term Loan, of which $2.8 million was classified as current in the Company’s condensed consolidated balance sheets, with the remainder classified as a long-term borrowing. As of March 31, 2022, the Company had no availability under the Hercules Capital Secured Term Loan.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(26,339)	$(15,479)
Investing activities	(71,830)	(4,046)
Financing activities	14,444	414
Effect of exchange rate changes	(574)	517
Net decrease in cash, cash equivalents, and restricted cash	$(84,299)	$(18,594)

Cash Flows from Operating Activities

Net cash used in operating activities was $26.3 million for the three months ended March 31, 2022 consisted of $26.7 million in operating loss, $6.9 million in non-cash expense and $6.6 million in cash used in operating assets and liabilities. Included in the non-cash expense are $13.5 million in liability-classified warrant income, $12.0 million in stock-based compensation expense and $6.1 million in depreciation and amortization. Included in the cash used in operating assets and liabilities are $9.1 million increase in inventory and a $5.6 million increase in accounts receivable, offset by a $10.7 million increase in contract liabilities.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2022 of $71.8 million was primarily driven by cash paid for SolAero of $65.6 million and capital equipment and infrastructure investments of $6.2 million. These investments included the build-out of secure office and spacecraft manufacturing lab areas in our Long Beach, California headquarters, which will be used to support classified government programs, Launch Complex 1 in Mahia, New Zealand, where we have now completed our second launch pad and are in process of adding additional support facilities to support launch operations and safety, and our propulsion development and test facility near Auckland, New Zealand, which consolidates and supports all Curie engine development and hot fire testing.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2022 of $14.4 million was primarily related to $23.2 million of proceeds from sale of employees restricted stock units to cover taxes, stock options and employee stock purchase plan, offset by $8.8 million of minimum tax withholdings paid on behalf of employees for restricted stock units.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates as disclosed in our audited financial statements included in our Form 10-K filed with the Securities and Exchange Commission on March 24, 2022.

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

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar, and the functional currency of each of our subsidiaries is either its local currency. The assets and liabilities of each of our subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date and operations accounts are translated using the average exchange rate for the relevant period. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains or losses due to transactions in foreign currencies are reflected in the condensed consolidated statements of operations under the line item “Gain (Loss) in Foreign Exchange.” Materially all of our revenues are denominated in U.S. dollars and we have not engaged in the hedging of foreign currency risk to date, although we may choose to do so in the future. As such, a 10% or greater move in exchange rates versus the U.S. dollar could have a material impact on our financial results and position.

Interest Rate Risk

We had cash and cash equivalents of $603.1 million as of March 31, 2022, comprised of operating accounts and money market instruments. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate to allow timely decisions regarding required disclosures.

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective as of March 31, 2022 as a result of the material weaknesses discussed below.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

None.

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

ROCKET LAB USA, INC.

May 16, 2022	By:	/s/ Peter Beck
Peter Beck
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

May 16, 2022	By:	/s/ Adam Spice
Adam Spice
Chief Financial Officer
(Principal Financial and Accounting Officer)