Form 10-Q
period 2022-06-30
Rocket Lab USA, Inc.
filed 2022-08-11
CIK 1819994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, the registrant had 469,025,580 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our inability to develop our Neutron Launch Vehicle (“Neutron”) could adversely impact our business, financial condition and results of operations;
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
•
increasing global inflation and rising interest rates;
•
fluctuations in foreign exchange rates;
•
the ability to implement our business plans, forecasts and other expectations, and identify and realize additional opportunities;
•
the risk of downturns in government and commercial launch services and spacecraft industries;
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

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

June 30, 2022

		Page
PART I.	FINANCIAL INFORMATION	5
Item 1.	Condensed Consolidated Financial Statements	5
	Condensed Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	5
	Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three and Six Months Ended June 30, 2022 and 2021	6
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited) for the Three and Six Months Ended June 30, 2022 and 2021	7
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2022 and 2021	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35
PART II.	OTHER INFORMATION	37
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	37
Signatures		38

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

(in thousands, except share and per share data)

	June 30, 2022
	(unaudited)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$542,511	$690,959
Accounts receivable, net	40,183	13,957
Contract assets	4,393	2,490
Inventories	85,683	47,904
Prepaids and other current assets	33,646	19,454
Total current assets	706,416	774,764
Non-current assets:
Property, plant and equipment, net	97,031	65,339
Intangible assets, net	84,503	57,487
Goodwill	58,281	43,308
Right-of-use assets - operating leases	31,365	28,424
Right-of-use assets - finance leases	15,921	—
Restricted cash	4,118	1,116
Deferred income tax assets, net	4,447	5,859
Other non-current assets	2,670	4,550
Total assets	$1,004,752	$980,847
Liabilities and Stockholders’ Equity
Current liabilities:
Trade payables	$14,156	$3,489
Accrued expenses	11,468	10,977
Employee benefits payable	13,632	8,266
Contract liabilities	90,659	59,749
Current installments of long-term borrowings	2,866	2,827
Other current liabilities	11,320	10,999
Total current liabilities	144,101	96,307
Non-current liabilities:
Long-term borrowings, excluding current installments	98,649	97,297
Non-current operating lease liabilities	30,370	28,302
Non-current finance lease liabilities	15,744	—
Deferred tax liabilities	17	466
Public and private warrant liabilities	—	58,227
Other non-current liabilities	2,417	1,800
Total liabilities	291,298	282,399
COMMITMENTS AND CONTINGENCIES (Note 14)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares: 2,500,000,000; issued and outstanding shares: 468,377,065 and 450,180,479 at June 30, 2022 and December 31, 2021, respectively	47	45
Additional paid-in capital	1,081,390	1,002,106
Accumulated deficit	(369,137)	(305,011)
Accumulated other comprehensive income	1,154	1,308
Total stockholders’ equity	713,454	698,448
Total liabilities and stockholders’ equity	$1,004,752	$980,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$55,474	$11,280	$96,177	$29,472
Cost of revenues	50,516	8,817	87,484	25,598
Gross profit	4,958	2,463	8,693	3,874
Operating expenses:
Research and development, net	19,165	8,529	32,642	15,607
Selling, general and administrative	18,952	7,068	42,030	13,692
Total operating expenses	38,117	15,597	74,672	29,299
Operating loss	(33,159)	(13,134)	(65,979)	(25,425)
Other income (expense):
Interest expense, net	(2,432)	(275)	(5,421)	(402)
Loss on foreign exchange	(3,876)	(126)	(3,896)	(405)
Change in fair value of liability classified warrants	—	(2,448)	13,482	(5,478)
Other income (expense), net	(23)	(242)	3	(133)
Total other income (expense), net	(6,331)	(3,091)	4,168	(6,418)
Loss before income taxes	(39,490)	(16,225)	(61,811)	(31,843)
Benefit (provision) for income taxes	2,073	(440)	(2,315)	(704)
Net loss	$(37,417)	$(16,665)	$(64,126)	$(32,547)
Other comprehensive income (loss), net of tax:
Foreign currency translation income (loss)	(1,030)	333	(154)	1,074
Comprehensive loss	$(38,447)	$(16,332)	$(64,280)	$(31,473)
Net loss per share attributable to Rocket Lab USA, Inc.:
Basic and diluted	$(0.08)	$(0.21)	$(0.14)	$(0.41)
Weighted-average common shares outstanding:
Basic and diluted	464,719,924	78,961,096	460,630,324	78,893,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(unaudited; in thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
December 31, 2021	—	$—	450,180,479	$45	$1,002,106	$(305,011)	$1,308	$698,448
Net loss	—	—	—	—	—	(26,709)	—	(26,709)
Issuance of common stock under equity plans	—	—	7,883,569	1	1,019	—	—	1,020
Stock-based compensation	—	—	—	—	14,116	—	—	14,116
Common stock issued upon exercise of Public and Private Warrants	—	—	4,554,830	—	44,844	—	—	44,844
Issuance of common stock for acquisition	—	—	123,934	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	876	876
March 31, 2022	—	—	462,742,812	46	1,062,085	(331,720)	2,184	732,595
Net loss	—	—	—	—	—	(37,417)	—	(37,417)
Issuance of common stock under equity plans	—	—	3,594,963	1	3,725	—	—	3,726
Stock-based compensation	—	—	—	—	15,580	—	—	15,580
Issuance of common stock for acquisitions	—	—	2,039,290	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(1,030)	(1,030)
June 30, 2022	—	$—	468,377,065	$47	$1,081,390	$(369,137)	$1,154	$713,454

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
December 31, 2020	31,330,513	$274,960	8,654,869	$—	$19,928	$(187,691)	$1,055	$(166,708)
Retroactive application of Exchange Ratio	252,513,251	—	69,755,293	8	(8)	—	—	—
December 31, 2020 as adjusted	283,843,764	274,960	78,410,162	8	19,920	(187,691)	1,055	(166,708)
Net loss	—	—	—	—	—	(15,882)	—	(15,882)
Exercise of stock options	—	—	545,527	—	542	—	—	542
Stock-based compensation	—	—	—	—	1,102	—	—	1,102
Other comprehensive income	—	—	—	—	—	—	741	741
March 31, 2021	283,843,764	274,960	78,955,689	8	21,564	(203,573)	1,796	(180,205)
Net loss	—	—	—	—	—	(16,665)	—	(16,665)
Exercise of stock options	—	—	225,930	—	230	—	—	230
Stock-based compensation	—	—	—	—	1,278	—	—	1,278
Other comprehensive income	—	—	—	—	—	—	333	333
June 30, 2021	283,843,764	$274,960	79,181,619	$8	$23,072	$(220,238)	$2,129	$(195,029)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(unaudited; in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(64,126)	$(32,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,737	4,847
Stock-based compensation expense	28,827	2,379
Loss on disposal of assets	25	55
Loss on extinguishment of long-term debt	—	496
Amortization of debt issuance costs and discount	1,392	149
Noncash lease expense	1,526	997
Noncash (income) expense associated with liability-classified warrants	(13,482)	5,478
Deferred income taxes	251	(612)
Changes in operating assets and liabilities:
Accounts receivable	(12,926)	(19,580)
Contract assets	(2,286)	1,201
Inventories	(16,302)	(5,347)
Prepaids and other current assets	(8,090)	2,796
Other non-current assets	2,089	—
Trade payables	1,992	(3,384)
Accrued expenses	(3,433)	2,849
Employee benefits payables	3,925	756
Contract liabilities	4,467	5,006
Other current liabilities	(568)	(930)
Non-current lease liabilities	(1,640)	(1,191)
Other non-current liabilities	27	—
Net cash used in operating activities	(64,595)	(36,582)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and software	(19,070)	(5,699)
Cash paid for acquisition, net of acquired cash and restricted cash	(65,073)	—
Net cash used in investing activities	(84,143)	(5,699)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options and public warrants	3,142	772
Proceeds from Employee Stock Purchase Plan	2,091	—
Proceeds from sale of employees restricted stock units to cover taxes	24,002	—
Minimum tax withholding paid on behalf of employees for restricted stock units	(23,741)	—
Tax payment for net settled option shares	(444)	—
Payment of contingent consideration	(5,500)	—
Finance lease principal payments	(116)	—
Proceeds from long-term revolving line of credit	—	15,000
Proceeds from long-term secured term loan	—	98,895
Repayments on long-term revolving line of credit	—	(15,000)
Payment of deferred transaction costs associated with planned reverse recapitalization transaction	—	(2,298)
Net cash provided by (used in) financing activities	(566)	97,369
Effect of exchange rate changes on cash and cash equivalents	3,858	20
Net increase (decrease) in cash and cash equivalents and restricted cash	(145,446)	55,108
Cash and cash equivalents, and restricted cash, beginning of period	692,075	53,933
Cash and cash equivalents, and restricted cash, end of period	$546,629	$109,041
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$4,771	$—
Cash paid for income taxes	2,028	—
Unpaid purchases of property, equipment and software	1,027	1,231
Deferred transaction costs in accrued expenses	—	1,096
Right-of-use assets obtained in exchange for new operating lease liabilities	3,783	—
Net exercise of public and private warrants into common stock	44,739	—
Issuance of common stock for payment of accrued bonus	1,441	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021 AND FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(unaudited; in thousands, except share and per share data)

1.
DESCRIPTION OF THE BUSINESS

Rocket Lab USA, Inc. (“Rocket Lab” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) is an end-to-end space company with an established track record of mission success headquartered in Long Beach, California and is the parent company for several wholly owned operating subsidiaries located in the United States, New Zealand, Canada and Australia. We deliver reliable launch services, spacecraft design services, spacecraft components, spacecraft manufacturing and other spacecraft and on-orbit management solutions that make it faster, easier and more affordable to access space. We operate one of the only private orbital launch ranges in the world, located in Mahia, New Zealand, enabling a unique degree of operational flexibility and control of customer launch manifests and mission assurance. While our business has historically been centered on the development of small-class launch vehicles and related sale of launch services, we are currently innovating in the areas of medium-class launch vehicles and launch services, space systems design and manufacturing, on-orbit management solutions, and space data applications.

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

Immediately after giving effect to the Business Combination and the PIPE Financing, the following were outstanding: (i) 447,919,591 shares of Rocket Lab common stock, consisting of (a) 362,188,208 shares of Post Combination Company common stock issued to holders of Legacy Rocket Lab common stock and redeemable convertible preferred stock, (b) 31,031,383 shares issued to the holders of Vector’s Class A ordinary shares, which reflects the redemption of 968,617 Class A ordinary shares with respect to which holders exercised their redemption right, (c) 8,000,000 shares issued to the holders of Vector’s Class B ordinary shares, and (d) 46,700,000 shares of Post Combination Company common stock issued in the PIPE Investment; (ii) warrants to purchase 16,266,666 shares of Post Combination Company common stock at an exercise price of $11.50 per share issued upon conversion of the outstanding Vector warrants prior to the Business Combination; (iii) warrants to purchase 891,380 shares of Post Combination Company common stock attributable to Legacy Rocket Lab warrants prior to the Business Combination, which had a weighted average exercise price of approximately $0.29 per share, (iv) options to purchase 17,961,684 shares of Post Combination Company common stock attributable to Legacy Rocket Lab options prior to the Business Combination, which had a weighted average exercise price of $1.04 per share and 14,253,283 of which were vested, (v) 14,903,640 restricted stock units attributable to restricted stock units of Rocket Lab prior to the Business Combination, including 4,065,304 with respect to which the time-based vesting conditions had been satisfied and (vi) an earnout obligation of Legacy Rocket Lab prior to the Business Combination pursuant to which the Post Combination Company may be required to issue up to 1,915,356 shares of Post Combination Company common stock. On May 31, 2022, 1,915,356 shares of common stock were issued in connection with this earnout obligation.

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

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. The Company expects that it will lose its emerging growth company status on December 31, 2022, at which point, it will qualify as a large accelerated filer based on its unaffiliated market capitalization as of June 30, 2022, according to Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

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

Other Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2022. Refer to Note 2 - Significant Accounting Policies disclosed in the “Notes to Consolidated Financial Statements” in the Company’s Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 24, 2022.

3.
REVENUES

The following table provides information about revenue by recognition model during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues by recognition model	2022	2021	2022	2021
Point-in-time	$37,107	$9,780	$65,344	$26,815
Over-time	18,367	1,500	30,833	2,657
Total revenue by recognition model	$55,474	$11,280	$96,177	$29,472

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

The following table presents the balances related to enforceable contracts as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Contract balances
Accounts receivable	$40,183	$13,957
Contract assets	4,393	2,490
Contract liabilities	(90,659)	(59,749)

Changes in contract liabilities were as follows:

Contract liabilities, at December 31, 2021	$59,749
Contract liabilities assumed at acquisition	26,464
Customer advances received	34,810
Recognition of unearned revenue	(30,364)
Contract liabilities, at June 30, 2022	$90,659

The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior years during the three and six months ended June 30, 2022 and 2021 was not material.

Remaining unsatisfied performance obligations represent the total dollar value of work to be performed on contracts awarded and in progress. The amount of remaining unsatisfied performance obligations increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of remaining unsatisfied performance obligations when an enforceable agreement has been reached. Remaining unsatisfied performance obligations totaled $531,370 as of June 30, 2022, of which approximately 42% is expected to be recognized within 12 months, with the remaining 58% to be recognized beyond 12 months.

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

The Company recognized $1,895 and $3,790 in connection with the performance reserve payments during the three and six months ended June 30, 2022.

PSC

On November 30, 2021, the Company completed the acquisition pursuant to an Agreement and Plan of Merger (the “PSC Merger Agreement”), by and among the Company, Platinum Merger Sub, Inc. (“PSC Merger Sub”), Planetary Systems Corporation (“PSC”), and Michael Whalen as shareholder representative, which provides for, among other things, the merger of PSC Merger Sub with and into PSC, with PSC being the surviving corporation of the merger and a direct, wholly owned subsidiary of the Company. Pursuant to the terms of the PSC Merger Agreement, all of the issued and outstanding shares of PSC were cancelled in exchange for aggregate consideration of $42,000 in cash, 1,720,841 shares of the Company’s common stock, and up to 956,023 shares of the Company’s common stock that are subject to a performance based earn-out, subject to customary adjustments at closing for cash, working capital, transaction expenses and indebtedness, and amounts held back by the Company (the “PSC Acquisition”). The PSC Merger Agreement contains representations, warranties and indemnification provisions customary for transactions of this kind. In connection with the PSC Acquisition, the Company has entered into customary offer letters or employment agreements with certain key employees of PSC.

Acquisition Consideration

The acquisition-date consideration transferred consisted of cash of $42,400, 729,375 shares of the Company’s common stock valued at $11,568 and holdback payable of $1,752. The purchase agreement also includes an additional potential earn out payment of up to 956,023 shares of the Company’s common stock based on achievement of certain performance metrics for the business in its fiscal year ending December 31, 2022 and 2023. The contingent consideration, to be paid in common stock, was classified as a liability and included in other non-current liabilities on the Company’s consolidated balance sheet. To estimate the fair value of the contingent consideration liability, management valued the earn-out based on the likelihood of reaching targets contained in the purchase agreement. At the acquisition date, the fair value of the contingent consideration payable was determined to be $1,800. At June 30, 2022, the fair value of the contingent consideration payable was determined to be $1,800.

The following table presents estimates of the preliminary fair value of the assets acquired and the liabilities assumed by the Company in the acquisition:

Description	Amount
Cash and cash equivalents	$3,655
Accounts receivable	2,543
Inventories	7,088
Intangible assets	33,000
Employee benefits payable	(1,212)
Contract liabilities (1)	(5,278)
Other current liabilities	(313)
Non-current deferred tax liabilities	(6,735)
Other assets and liabilities, net	996
Identifiable net assets acquired	33,744
Goodwill	23,776
Total purchase price	$57,520

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

Goodwill of $23,776 was recorded for the PSC acquisition, representing the excess of the purchase price over the fair value of the identifiable net assets. Goodwill recognized primarily represents the future revenue and earnings potential and certain other assets which were acquired, but that do not meet the recognition criteria, such as assembled workforce. None of the goodwill is expected to be deductible for income tax purposes.

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

The Company recognized $2,144 and $4,288 of stock-based compensation during the three and six months ended June 30, 2022 in connection with the holdback agreement shares.

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

Acquisition Consideration

The acquisition-date consideration transferred consisted of cash of $76,181. The following table presents estimates of the preliminary fair value of the assets acquired and the liabilities assumed by the Company in the acquisition:

Description	Amount
Cash and cash equivalents	$7,815
Accounts receivable	12,322
Inventories	19,614
Prepaids and other current assets	3,537
Property, plant and equipment	27,364
Intangible assets	32,900
Right-of-use assets - operating leases	1,128
Right-of-use assets - finance leases	16,174
Restricted cash	3,293
Trade payables	(8,856)
Accrued expenses	(9,334)
Contract liabilities (1)	(26,464)
Non-current operating lease liabilities	(1,128)
Non-current finance lease liabilities	(15,874)
Other assets and liabilities, net	(958)
Identifiable net assets acquired	61,533
Goodwill	14,648
Total purchase price	$76,181

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

Goodwill of $14,648 was recorded for the SolAero Acquisition, representing the excess of the purchase price over the fair value of the identifiable net assets. Goodwill recognized primarily represents the future revenue and earnings potential and certain other assets which were acquired, but that do not meet the recognition criteria, such as assembled workforce. The goodwill is expected to be deductible for income tax purposes as, prior to the merger, SolAero held tax deductible goodwill in excess of the amount recorded.

The Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2022 includes revenues of $19,954 and $40,057 and operating loss of $2,300 and $3,231, respectively, related to the SolAero acquisition. The Company recognized $89 and $307 of acquisition and integration related costs that were expensed for the three and six months ended June 30, 2022, respectively. These costs are included in the consolidated statement of operations in the line item entitled “Selling, General and Administrative Expense.”

Measurement Period

During the measurement period, the Company will continue to obtain information to assist in determining the fair value of net assets acquired, which may differ materially from these preliminary estimates. Measurement period adjustments, if applicable, will be applied in the reporting period in which the adjustment amounts are determined. Measurement period changes for the ASI, PSC and SolAero acquisitions did not have a material impact to the Condensed Consolidated Financial Statements for the second quarter of 2022.

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

	As Reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
Three Months Ended June 30, 2022
Revenues	$55,474	$—	$55,474
Net loss	(37,417)	—	(37,417)
Three Months Ended June 30, 2021
Revenues	$11,280	$28,265	$39,545
Net income (loss)	(16,665)	912	(15,753)
Six Months Ended June 30, 2022
Revenues	$96,177	$2,454	$98,631
Net loss	(64,126)	(1,062)	(65,188)
Six Months Ended June 30, 2021
Revenues	$29,472	$52,844	$82,316
Net loss	(32,547)	(2,519)	(35,066)

5.
FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2022 and December 31, 2021 the following financial assets and liabilities are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$504,038	$—	$—	$504,038
Total	$504,038	$—	$—	$504,038
Liabilities:
Other non-current liabilities:
Contingent consideration	$—	$—	$1,800	$1,800
Total	$—	$—	$1,800	$1,800

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$635,269	$—	$—	$635,269
Total	$635,269	$—	$—	$635,269
Liabilities:
Other non-current liabilities:
Public and Private Warrants (Note 11)	$58,227	$—	$—	$58,227
Total	$58,227	$—	$—	$58,227

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

There were no transfers between fair value measurement levels during the six months ended June 30, 2022.

6.
INVENTORIES

Inventories as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Raw materials	$31,321	$21,517
Work in process	50,349	24,166
Finished goods	4,013	2,221
Total inventories	$85,683	$47,904

7.
PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Prepaid expenses and deposits	$22,345	$14,787
Government grant receivables	4,301	2,563
Other current assets	7,000	2,104
Total prepaids and other current assets	$33,646	$19,454

8.
Property, plant and equipment, NET

Property, plant and equipment, net, as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Buildings and improvements	$35,446	$25,075
Machinery, equipment, vehicles and office furniture	56,042	24,848
Computer equipment, hardware and software	6,800	5,617
Launch site assets	12,165	9,611
Construction in process	14,403	22,379
Property, plant and equipment—gross	124,856	87,530
Less accumulated depreciation and amortization	(27,825)	(22,191)
Property, plant and equipment—net	$97,031	$65,339

Depreciation expense recorded in the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2022 and 2021 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation expense	2022	2021	2022	2021
Cost of revenues	$3,252	$616	$5,758	$1,977
Research and development	536	20	781	116
Selling, general and administrative	376	1,162	718	1,462
Total depreciation expense	$4,164	$1,798	$7,257	$3,555

9.
Goodwill and Intangible assets, NET

Goodwill

The following table presents the changes in the carrying amount of goodwill for the Space Systems reportable segment for the six months ended June 30, 2022:

Balance at December 31, 2021	$43,308
Acquisition	14,648
Measurement period adjustment	325
Balance at June 30, 2022	$58,281

Intangible Assets

The components of intangible assets consisted of the following as of June 30, 2022:

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Developed Technology	$55,065	$(6,345)	$48,720
Capitalized software	9,089	(3,588)	5,501
Customer relationships	16,153	(1,141)	15,012
Non-compete agreements	218	(118)	100
Capitalized intellectual property	369	(103)	266
Trademarks and tradenames	10,109	(519)	9,590
Backlog	3,491	(950)	2,541
Patents	176	(3)	173
Indefinite-Lived Intangible Assets
In-process Technology	2,600	—	2,600
Total	$97,270	$(12,767)	$84,503

Amortization expense recorded in the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2022 and 2021, respectively consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$803	$120	$1,413	$236
Research and development	1,711	377	3,365	743
Selling, general and administrative	817	155	1,448	313
Total amortization expense	$3,331	$652	$6,226	$1,292

The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2022:

2022 (for the remaining period)	$6,727
2023	12,613
2024	10,969
2025	9,089
2026	8,910
Thereafter	33,595
Total	$81,903

10.
LOAN AGREEMENT

Hercules Capital Secured Term Loan

On June 10, 2021, the Company entered into a $100,000 secured term loan agreement with Hercules Capital, Inc. (the “Hercules Capital Secured Term Loan”) and borrowed the full amount under the secured term loan agreement. The term loan has a maturity date of June 1, 2024 and is secured by substantially all of the assets of the Company. Payments due for the term loan are interest-only until the maturity date with interest payable monthly in arrears. The outstanding principal bears (i) cash interest at the greater of (a) 8.15% or (b) 8.15% plus the prime rate minus 3.25% and (ii) payment-in-kind interest of 1.25% which is accrued and added to the outstanding principal balance. Prepayment of the outstanding principal is permitted under the loan agreement and subject to certain prepayment fees. In connection with the secured term loan, the Company paid an initial facility charge of $1,000 and the Company will be required to pay an end of term charge of $3,250 upon repayment of the loan. The secured term loan agreement contains customary representations, warranties, non-financial covenants, and events of default. The Company is in compliance with all debt covenants related to its long-term borrowings as of June 30, 2022. As of June 30, 2022, there was $101,515 outstanding under the Hercules Capital Secured Term Loan, of which $2,866 is classified as current in the Company’s condensed consolidated balance sheets, with the remainder classified as long-term borrowing. As of June 30, 2022, the Company had no availability under the Hercules Capital Secured Term Loan.

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

During the six months ended June 30, 2022, an aggregate of 10,383,077 Public Warrants were exercised on a cashless basis in exchange for the issuance of 2,951,781 shares and 10,969 Public Warrants were exercised for an aggregate of 10,969 shares of Company common stock at an exercise price of $11.50 per share, for aggregate cash proceeds to the Company of $126. At the conclusion of the redemption notice period on January 31, 2022, the remaining 270,470 Public Warrants issued and outstanding were redeemed at a price of $0.10 per warrant for aggregate cash payment from the Company of $27. On January 31, 2022, the Public Warrants were delisted from Nasdaq. In addition, during the six months ended June 30, 2022, the 5,600,000 Private Warrants were exercised on a cashless basis for an aggregate of 1,592,080 shares of the Company’s common stock.

The Public Warrants and Private Warrants were remeasured to fair value as of the exercise or redemption date, resulting in a gain of $13,482 for six months ended June 30, 2022.

12.
STOCK-BASED COMPENSATION

Equity Incentive Plans

The Company has a single active equity incentive plan, the Rocket Lab 2021 Stock Option and Incentive Plan (the “2021 Plan”), with the objective of attracting and retaining available employees and directors by providing stock-based and other performance-based compensation. The 2021 Plan provides for the grant of equity awards to officers, employees, directors and other key employees as well as service providers which include incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards, restricted stock units or any combination of the foregoing any of which may be performance based, as determined by the Company’s Compensation Committee. An aggregate of 59,875,000 shares are reserved for the issuance of awards under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan automatically increases each January 1, beginning on January 1, 2022, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. The Company was authorized to issue up to 81,919,818 shares of common stock as equity awards to participants under the 2021 Plan as of June 30, 2022. There were 72,613,523 shares of common stock available for grant as of June 30, 2022.

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

Total stock-based compensation recorded in the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2022 and 2021 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Stock-based compensation	2022	2021	2022	2021
Cost of revenues	$5,792	$305	$9,127	$604
Research and development	6,350	574	11,376	966
Selling, general and administrative	4,727	410	8,324	809
Total stock-based compensation expense	$16,869	$1,289	$28,827	$2,379

Options

Options issued to all optionees under the 2013 Plan vest over four years from the date of issuance (or earlier vesting start date, as determined by the board of directors) as follows: 25% on the first anniversary of date of grant and the remaining vest monthly over the remaining vesting term.

As of June 30, 2022, total estimated unrecognized stock compensation expense related to unvested options granted under the 2013 Plan was $434, which is expected to be recognized over the next year.

Restricted Stock Units

During the six months ended June 30, 2022 and 2021, the Company granted 8,430,523 and 3,849,635 restricted stock units, respectively, to certain key employees pursuant to the 2013 Plan and 2021 Plan. Performance-based restricted stock units granted in 2021 are subject to both a time-based service vesting condition and a performance-based vesting condition, both of which must be satisfied before the restricted stock units will be deemed vested. The time-based service vesting condition is generally satisfied over a period of approximately four years as the employees provide service. The performance-based vesting condition is only satisfied upon a sale event (e.g., (i) liquidation of the Company, (ii) sale of all or substantially all of the assets of the Company, (iii) a merger, reorganization or consolidation pursuant to which the holders of the Company’s outstanding voting power immediately prior to such transaction do not own a majority of the outstanding voting power of the surviving or resulting entity) or the Company’s initial public offering. The performance-based vesting condition was deemed to have been satisfied in connection with the Business Combination, and the performance-based restricted stock units granted in 2021 are now vesting solely based on time.

As of June 30, 2021, the Company believed it was not probable that the performance condition for the performance-based restricted stock units would be satisfied as such events which would satisfy the performance condition are generally not deemed probable until the event occurs. Accordingly, the Company did not recognize any stock-based compensation expense during the three and six months ended June 30, 2021, for these awards.

As of June 30, 2022, the total unrecognized compensation expense related to unvested performance-based restricted stock units granted under the 2013 Plan and 2021 Plan was $83,953 and will be recognized upon vesting.

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

During the six months ended June 30, 2022, 527,899 shares of common stock were issued under the 2021 ESPP. As of June 30, 2022, 13,962,581 shares remain available for issuance under the 2021 ESPP. Total ESPP stock-based compensation recorded in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 was $891 and $1,659, respectively. As of June 30, 2022, the total unrecognized compensation expense related to the 2021 ESPP was $2,374 and will be recognized over the remaining offering period.

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

On May 23, 2016, the Company entered into a launch services agreement with a customer to provide three commercial dedicated launches which would deliver the customer’s payloads over the period of 2017 through 2020. Per the terms of the agreement, each dedicated launch shall have a firm fixed price below current launch vehicle costs. During the year ended December 31, 2018, the Company determined that it was probable that the costs to provide the services as stipulated by the launch services agreement would exceed the fixed firm price of each launch. As such, the Company recorded a provision for contract loss for these three dedicated launches. During the year ended December 31, 2020, one of the three launches occurred. On April 21, 2021, the launch services agreement was amended, resulting in one additional launch and the potential for price increases on the second and third launches dependent on the customer’s desired payload configuration. The provision for contract losses outstanding as of June 30, 2022, which primarily is related to the remaining three remaining launches, was $5,464.

15.
INCOME TAXES

Income tax provision and the effective tax rate for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income tax benefit (provision)	$2,073	$(440)	$(2,315)	$(704)
Effective tax rate	5.2%	(2.7)%	(3.7)%	(2.2)%

The tax provisions for the three and six months ended June 30, 2022 and 2021 were computed using the estimated effective tax rates projected to be applicable for domestic and international taxable jurisdictions for the full year as adjusted for discrete items arising during each quarter.

The effective tax rate differs from the federal statutory rate due primarily to a full valuation allowance against our U.S. deferred tax assets, as well as the impact of discrete items that may occur in any given year but which are not consistent from year-to-year.

The Company is not currently under examination by the IRS, state and local, or foreign tax authorities. Due to its net operating loss carryforwards, the Company remains subject to examination for U.S. federal and state jurisdictions for all years beginning with the year ended March 31, 2016. The Company’s foreign subsidiaries are generally subject to examination within four years from the end of the tax year during which the tax return was filed.

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

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the as-converted method, or two-class method for participating securities, whichever is more dilutive. Potentially dilutive shares are comprised of preferred stock, preferred stock warrants, common stock warrants, restricted stock units, stock options, and Earnout Shares issuable upon the achievement of the Stock Price Target (see Note 1). For the three and six months ended June 30, 2022 and 2021, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net loss attributable to common stockholders-basic and diluted	$(37,417)	$(16,665)	$(64,126)	$(32,547)
Denominator
Weighted average common shares outstanding-basic and diluted	464,719,924	78,961,096	460,630,324	78,893,969
Net loss per share attributable to common stockholders-basic and diluted	$(0.08)	$(0.21)	$(0.14)	$(0.41)

The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	June 30,
	2022	2021
Legacy Rocket Lab preferred stock	—	283,843,764
Legacy Rocket Lab preferred stock warrants	—	1,123,959
Legacy Rocket Lab common stock warrants	—	585,399
Stock options and restricted stock units	31,193,222	21,357,077

17.
SEGMENTS

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company manages its business primarily based upon two operating segments, Launch Services and Space Systems. Each of these operating segments represents a reportable segment. Launch Services provides launch services to customer on a dedicated mission or ride share basis. Space Systems is comprised of space engineering, program management, spacecraft components, spacecraft manufacturing and mission operations. Although many of the Company’s contracts with customers contain elements of Space Systems and Launch Services, each reporting segment is managed separately to better align with customer’s needs and the Company’s growth plans. The chief operating decision maker evaluates the performance of its reportable segments based on gross profit. For contracts with customers that contain both Space Systems and Launch Services elements, revenues for each reporting segment are generally allocated based upon the overall costs incurred for each of the reporting segments in comparison to total overall costs of the contract. The following table shows information by reportable segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022		2021
	Launch Services	Space Systems	Launch Services	Space Systems
Revenues	$19,109	$36,365	$7,618	$3,662
Cost of revenues	21,421	29,095	7,829	988
Gross profit (loss)	$(2,312)	$7,270	$(211)	$2,674

	Six Months Ended June 30,
	2022		2021
	Launch Services	Space Systems	Launch Services	Space Systems
Revenues	$25,685	$70,492	$24,080	$5,392
Cost of revenues	28,765	58,719	23,695	1,903
Gross profit (loss)	$(3,080)	$11,773	$385	$3,489

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

As of June 30, 2022 and December 31, 2021, there are no amounts due to or from related parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. For additional context with which to understand our financial condition and results of operations, see the audited consolidated financial statements and accompanying notes contained therein as of December 31, 2021 and 2020 and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 24, 2022. Certain amounts may not foot due to rounding. Certain information in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described under the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A. “Risk Factors” included in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 24, 2022. We assume no obligation to update any of these forward-looking statements. Actual results may differ materially from those contained in any forward-looking statements.

Overview

Rocket Lab is an end-to-end space company with an established track record of mission success. We deliver reliable launch services, spacecraft design services, spacecraft components, spacecraft manufacturing and other spacecraft and on-orbit management solutions that make it faster, easier and more affordable to access space.

While our business has historically been centered on the development of small-class launch vehicles and the related sale of launch services, we are currently innovating in the areas of medium-class launch vehicles and launch services, space systems design and manufacturing, and on-orbit management solutions. We continue to evaluate opportunities to participate in space data applications and services. Each of these initiatives addresses a critical component of the end-to-end solution and our value proposition for the space economy:

•
Launch Services is the design, manufacture, and launch of orbital rockets to deploy payloads to various Earth orbits and interplanetary destinations.
•
Space Systems is the design and manufacture of spacecraft components and spacecraft program management services, space data applications and mission operations.

Electron is our orbital small launch vehicle that was designed from the ground up to accommodate a high launch rate business model to meet the growing and dynamic needs of our customers for small launch services. Since its maiden launch in 2017, Electron has become the leading small spacecraft launch vehicle delivering 147 spacecraft to orbit for government and commercial customers across 24 successful missions through June 30, 2022. In 2021, Electron was the second most frequently launched rocket by companies operating in the United States and established Rocket Lab as the fourth most frequent launcher globally. Our launch services program has seen us develop many industry-leading innovations, including 3D printed electric turbo-pump rocket engines, fully carbon composite first stage fuel tanks, a private orbital launch complex, a rocket stage that can be configured to convert into a highly capable spacecraft on orbit, and the potential ability to successfully recover a stage from space, providing a path to reusability.

In March 2021, we announced plans to develop our reusable-ready medium-capacity Neutron launch vehicle which will increase the payload capacity of our space launch vehicles to approximately 13,000 kg for launches to low Earth orbit and lighter payloads into higher orbits. Neutron will be tailored for commercial and U.S. government constellation launches and capable of human space flight, enabling us to provide crew and cargo resupply to the International Space Station. Neutron will also provide a dedicated service to orbit for larger civil, defense and commercial payloads that need a level of schedule control and high-flight cadence. Neutron is expected to have the capability of launching nearly all of the spacecraft configurations that we expect to be launched through 2029 and we expect to be able to leverage Electron’s flight heritage, various vehicle subsystems designs, launch complexes and ground station infrastructure.

Our space systems initiative is supported by the design and manufacture of our Photon family of small spacecraft along with a range of components, software and services for spacecraft, including reaction wheels, star trackers, radios, separation systems, solar solutions, command and control software, high voltage space grade battery solutions, and additional products in development to serve a wide variety of sub-system functions.. We entered this market with our acquisition of leading spacecraft components manufacturer Sinclair Interplanetary, and have since expanded our market participation with the acquisitions of Planetary Systems Corporation, SolAero Holdings, Inc. and aerospace software firm Advanced Solutions, Inc. Each of these strategic acquisitions brought incremental vertically-integrated capabilities for our own Photon family of spacecraft and also enabled Rocket Lab to deliver high-volume manufacturing of critical spacecraft components and software solutions at scale prices to the broader spacecraft merchant market. The Photon family of small spacecraft, which are configurable for a range of low Earth orbit, medium Earth orbit, geosynchronous orbit and interplanetary missions enable us to offer an end-to-end mission solution encompassing launch, spacecraft, ground services and mission operations to provide customers with streamlined access to orbit with Rocket Lab as a single mission partner.

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

Neutron Production Complex

We broke ground on the construction of a state-of-the-art rocket production complex where our medium class Neutron launch vehicle will be manufactured.

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

CAPSTONE Mission

Our role in the mission for the Cislunar Autonomous Positioning System Technology Operations and Navigation Experiment (“CAPSTONE”) took place over two phases. First, CAPSTONE was successfully launched to low Earth orbit by Electron in June 2022. At approximately 325 kg of payload mass, the mission was Electron’s heaviest lift to date. From there, our Lunar Photon spacecraft provided in-space transportation, power, and communications to CAPSTONE. This was the first use of Lunar Photon, a high energy variant of the Rocket Lab-designed and built Photon spacecraft. After six days of orbit-raising burns by Lunar Photon’s 3D printed HyperCurie engine, CAPSTONE was deployed on its ballistic lunar transfer trajectory to the Moon in July 2022.

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

We launched seven vehicles in 2020 and six vehicles in 2021. We have launched four vehicles through the six months ended June 30, 2022 and launched six vehicles through August 11, 2022. The number of launches is an indicator of our ability to convert mission awards into revenue in a timely manner and demonstrate the scalability of our launch operations. Growth rates between launches and total launch service revenue are not perfectly correlated because our total revenue is affected by other variables, such as the revenue per launch, which can vary considerably based on factors such as unique orbit and insertion requirements, payload handling needs, launch location, time sensitivity of mission completion and other factors. Although we experienced a negative impact in 2021 as a result of the COVID-19 shutdowns and restrictions on our operations discussed in more detail below under “Key Factors Affecting Our Performance—Covid-19 Considerations,” we believe that the projected growth in launch rate subsequent to such COVID-19 restrictions is a positive indicator of our ability to scale our launch operations in support of our anticipated growth rate in revenue in the coming years.

Revenue Growth

Three Months Ended June 30, 2022 and 2021

We generated $55.5 million and $11.3 million in revenue for the three months ended June 30, 2022 and 2021, respectively, representing a year-on-year increase in revenue of approximately 392%. This year-on-year increase primarily resulted from $27.6 million in contributions from acquisitions that closed in the fourth quarter of 2021 and first quarter of 2022, strength in our organic space system products and services representing growth of $5.1 million, and higher launch cadence that delivered growth of $11.5 million.

Six Months Ended June 30, 2022 and 2021

We generated $96.2 million and $29.5 million in revenue for the six months ended June 30, 2022 and 2021, respectively, representing a year-on-year increase in revenue of approximately 226%. This year-on-year increase primarily resulted from $55.3 million in contributions from acquisitions that closed in the fourth quarter of 2021 and first quarter of 2022 and strength in our organic space system products and services representing growth of $9.8 million, and higher launch cadence that delivered growth of $1.6 million.

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

Three Months Ended June 30, 2022 and 2021

In the three months ended June 30, 2022 and 2021, our revenue value per launch was $6.3 million and $7.2 million, respectively. Meanwhile, cost per launch was $7.1 million and $5.7 million for the three months ended June 30, 2022 and 2021, respectively. The increase in cost per launch in the three months ended June 30, 2022 was driven primarily by stock-based compensation charges.

Six Months Ended June 30, 2022 and 2021

In the six months ended June 30, 2022 and 2021, our revenue value per launch was $6.3 million and $7.6 million, respectively. Meanwhile, cost per launch was $7.2 million and $5.6 million for the six months ended June 30, 2022 and 2021, respectively. The increase in cost per launch in the six months ended June 30, 2022 was driven primarily by stock-based compensation charges.

Backlog

Backlog represents future revenues that we would recognize in connection with the completion of all contracts and purchase orders that have been entered into by our customers, excluding any customer options for future products or services that have not yet been exercised. Contracts for launch services and spacecraft builds typically include termination rights that may be exercised by customers upon advanced notice and payment of a specified termination fee. As of June 30, 2022, our backlog totaled $531.4 million, of which $135.0 million is related to Launch and $396.4 million is related to Space Systems. We expect to recognize approximately 42% of our backlog over the next 12 months and the remainder recognized thereafter.

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

Ability to sell additional launch services, space systems service and spacecraft components to new and existing customers

Our results will be impacted by our ability to sell our launch services, space systems services, and spacecraft components to new and existing customers. We have successfully launched Electron 24 times delivering 147 spacecraft to orbit through June 30, 2022. Our spacecraft components have flown on more than 100 spacecraft and our family of Photon spacecraft has been selected for missions to the Moon, Mars and Venus. Our growth opportunity is dependent on our ability to expand our addressable launch services market with larger volumetric and higher mass payloads capabilities of our recently announced medium-capacity Neutron launch vehicle, which will address large commercial and government constellation launch opportunities. Our growth opportunity is also dependent on our ability to win spacecraft constellation missions and expand our portfolio of strategic spacecraft components. Our ability to sell additional products to existing customers is a key part of our success, as follow-on purchases indicate customer satisfaction and decrease the likelihood of competitive substitution. To sell additional products and services to new and existing customers, we will need to continue to invest significant resources in our products and services.

Ability to improve profit margins and scale our business

We intend to continue to invest in initiatives to improve our operating leverage and significantly ramp production. We believe continued reduction in costs and an increase in production volumes will enable the cost of launch vehicles to decline and expand our gross and operating margins. Our ability to achieve our production-efficiency objectives could be negatively impacted by a variety of factors including, among other things, lower-than-expected facility utilization rates, manufacturing and production cost overruns, increased purchased material costs and unexpected supply-chain quality issues or interruptions.

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

Research and Development, net

Research and development expense consists primarily of personnel-related expenses, consulting and contractor expenses, validation and testing expense, prototype parts and materials and depreciation expense. We intend to continue to make significant investments in developing new products and enhancing existing products, including but not limited to our medium lift Neutron launch vehicle, Electron’s first stage helicopter recovery, Photon spacecraft features and capabilities, as well as on expanding our portfolio of Spacecraft components and subsystems. Research and development expense will be variable relative to the number of products that are in development, validation or testing. However, we expect it to decline as a percentage of total revenue over time.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table sets forth our consolidated statements of operations information and data as a percentage of revenue for the three months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended June 30,
	2022		2021
	$	%	$	%
Revenues	$55,474	100.0%	$11,280	100.0%
Cost of revenues	50,516	91.1%	8,817	78.2%
Gross profit	4,958	8.9%	2,463	21.8%
Operating expenses:
Research and development, net	19,165	34.5%	8,529	75.6%
Selling, general and administrative	18,952	34.2%	7,068	62.7%
Total operating expenses	38,117	68.7%	15,597	138.3%
Operating loss	(33,159)	(59.8)%	(13,134)	(116.5)%
Other income (expense):
Interest expense, net	(2,432)	(4.4)%	(275)	(2.4)%
Loss on foreign exchange	(3,876)	(7.0)%	(126)	(1.1)%
Change in fair value of liability classified warrants	—	—%	(2,448)	(21.7)%
Other expense, net	(23)	—%	(242)	(2.1)%
Total other expense, net	(6,331)	(11.4)%	(3,091)	(27.3)%
Loss before income taxes	(39,490)	(71.2)%	(16,225)	(143.8)%
Benefit (provision) for income taxes	2,073	3.7%	(440)	(3.9)%
Net loss	$(37,417)	(67.5)%	$(16,665)	(147.7)%

Revenues

	Three Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Revenues	$55,474	$11,280	$44,194	392%

Revenue increased by $44.2 million, or 392%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Launch services revenue was $19.1 million for the three months ended June 30, 2022, an increase of $11.5 million, or 151%, primarily due to a higher launch cadence, with three launch missions completed in the three months ended June 30, 2022, versus one launch mission completed in the three months ended June 30, 2021. Space systems revenue was $36.4 million for the three months ended June 30, 2022, an increase of $32.7 million, or 893%, with $27.6 million of that growth attributable to the acquisitions that closed in the fourth quarter of 2021 and first quarter of 2022, and strength in our organic space system products and services that delivered $5.1 million of growth.

Cost of Revenues

	Three Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Cost of revenues	$50,516	$8,817	$41,699	473%

Cost of revenues increased by $41.7 million, or 473%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Launch Service cost of revenues was $21.4 million in the three months ended June 30, 2022, an increase of $13.6 million or 174%, primarily due to the higher launch cadence referenced above. Space systems cost of revenue was $29.1 million in the three months ended June 30, 2022, an increase of $28.1 million or 2,845%, primarily due to the acquisitions that closed in the fourth quarter of 2021 and first quarter of 2022. Cost of revenues were also impacted by an increase in stock-based compensation of $5.5 million. Cost of revenues for the three months ended June 30, 2022 increased to 91% of total revenue as compared to 78% during the three months ended June 30, 2021.

Research and Development, Net

	Three Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Research and development, net	$19,165	$8,529	$10,636	125%

Research and development expense increased by $10.6 million, or 125%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to a $5.8 million increase in stock-based compensation, Neutron development, and increased labor and prototype spend focused on broadening our spacecraft component product portfolio.

Selling, General and Administrative

	Three Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Selling, general and administrative	$18,952	$7,068	$11,884	168%

Selling, general and administrative expense increased by $11.9 million, or 168%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to a $4.3 million increase in stock-based compensation, increased costs associated with being a public company including higher staff costs, facility related expense and third-party services, in addition to a $1.8 million performance reserve payments related to the ASI acquisition, increased expense due to the acquisitions that closed in the fourth quarter of 2021 and first quarter of 2022, all of which were partially offset by a $2.5 million contingent consideration income due to an adjustment in the estimated fair value of the earnout payment related to our PSC acquisition.

Interest Expense, Net

	Three Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Interest expense, net	$(2,432)	$(275)	$(2,157)	784%

Interest expense increased by $2.2 million, or 784%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to the $100.0 million borrowed on June 10, 2021 under the Hercules Capital Secured Term Loan, which bears (i) cash interest at the greater of (a) 8.15% or (b) 8.15% plus the prime rate minus 3.25% and (ii) payment-in-kind interest of 1.25% which is accrued and added to the outstanding principal balance.

Loss on Foreign Exchange

	Three Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Loss on foreign exchange	$(3,876)	$(126)	$(3,750)	2,976%

Loss on foreign exchange increased by $3.8 million, or 2,976%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to fluctuations in the foreign exchange of the New Zealand Dollar and its impact on our New Zealand intercompany loan denominated in New Zealand Dollar.

Change in Fair Value of Liability Classified Warrants

	Three Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Change in fair value of liability classified warrants	$—	$(2,448)	$2,448	(100)%

Change in fair value of liability classified warrants expense was $2.4 million for the three months ended June 30, 2021 as a result of the change in fair value of liability classified preferred stock warrants which were exercised in the third quarter of 2021. The Company had no liability classified warrants as of June 30, 2022.

Other Expense, Net

	Three Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Other expense, net	$(23)	$(242)	$219	(90)%

Other expense decreased by $0.2 million, or (90)%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Benefit (Provision) for Income Taxes

	Three Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Benefit (provision) for income taxes	$2,073	$(440)	$2,513	(571)%

We recorded income tax benefit of $2.1 million for the three months ended June 30, 2022 and a tax provision of $0.4 million for the three months ended June 30, 2021. The effective tax rate was 5.2% for the three months ended June 30, 2022, compared to (2.7)% for the three months ended June 30, 2021. The effective tax rate differs from the federal statutory rate due primarily to a full valuation allowance against our U.S. deferred tax assets, as well as the impact of discrete items that may occur in any given year but which are not consistent from year-to-year.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table sets forth our consolidated statements of operations information and data as a percentage of revenue for the six months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Six Months Ended June 30,
	2022		2021
	$	%	$	%
Revenues	$96,177	100.0%	$29,472	100.0%
Cost of revenues	87,484	91.0%	25,598	86.9%
Gross profit	8,693	9.0%	3,874	13.1%
Operating expenses:
Research and development, net	32,642	33.9%	15,607	53.0%
Selling, general and administrative	42,030	43.7%	13,692	46.5%
Total operating expenses	74,672	77.6%	29,299	99.5%
Operating loss	(65,979)	(68.6)%	(25,425)	(86.4)%
Other income (expense):
Interest expense, net	(5,421)	(5.6)%	(402)	(1.4)%
Loss on foreign exchange	(3,896)	(4.1)%	(405)	(1.4)%
Change in fair value of liability classified warrants	13,482	14.0%	(5,478)	(18.6)%
Other income (expense), net	3	—%	(133)	(0.5)%
Total other income (expense), net	4,168	4.3%	(6,418)	(21.9)%
Loss before income taxes	(61,811)	(64.3)%	(31,843)	(108.3)%
Provision for income taxes	(2,315)	(2.4)%	(704)	(2.4)%
Net loss	$(64,126)	(66.7)%	$(32,547)	(110.7)%

Revenues

	Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Revenues	$96,177	$29,472	$66,705	226%

Revenue increased by $66.7 million, or 226%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Launch services revenue was $25.7 million for the six months ended June 30, 2022, an increase of $1.6 million, or 7%, primarily due to a higher launch cadence, with four launch missions completed in the six months ended June 30, 2022, versus three launch mission completed in the six months ended June 30, 2021. Space systems revenue was $70.5 million for the six months ended June 30, 2022, an increase of $65.1 million, or 1,207%, with $55.3 million of that growth due to the acquisitions that closed in the fourth quarter of 2021 and first quarter of 2022 and strength in our organic space system products and services that contributed $9.8 million.

Cost of Revenues

	Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Cost of revenues	$87,484	$25,598	$61,886	242%

Cost of revenues increased by $61.9 million, or 242%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Launch Service cost of revenues was $28.8 million in the six months ended June 30, 2022, an increase of $5.1 million or 21%, primarily due to the higher launch cadence referenced above. Space systems cost of revenue was $58.7 million in the six months ended June 30, 2022, an increase of $56.8 million or 2,986%, primarily due to the acquisitions that closed in the fourth quarter of 2021 and first quarter of 2022. Cost of revenues were also impacted by an increase in stock-based compensation of $8.5 million. Cost of revenues for the six months ended June 30, 2022 increased to 91% of total revenue as compared to 87% during the six months ended June 30, 2021.

Research and Development, Net

	Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Research and development, net	$32,642	$15,607	$17,035	109%

Research and development expense increased by $17.0 million, or 109%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to a $10.4 million increase in stock-based compensation, $2.6 million in amortization of purchased intangibles, personnel and prototyping related to Neutron development, and increased labor and prototype spend focused on broadening our spacecraft component product portfolio.

Selling, General and Administrative

	Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Selling, general and administrative	$42,030	$13,692	$28,338	207%

Selling, general and administrative expense increased by $28.3 million, or 207%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to a $7.5 million increase in stock-based compensation, $3.6 million increase related to ASI performance reserve payments, $1.3 million of amortization of purchased intangibles, increased costs associated with being a public company including higher staff costs, facility related expense and third-party services, and increased expense due to the acquisitions that closed in the fourth quarter of 2021 and first quarter of 2022.

Interest Expense, Net

	Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Interest expense, net	$(5,421)	$(402)	$(5,019)	1,249%

Interest expense increased by $5.0 million, or 1,249%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to the $100.0 million borrowed on June 10, 2021 under the Hercules Capital Secured Term Loan, which bears (i) cash interest at the greater of (a) 8.15% or (b) 8.15% plus the prime rate minus 3.25% and (ii) payment-in-kind interest of 1.25% which is accrued and added to the outstanding principal balance.

Loss on Foreign Exchange

	Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Loss on foreign exchange	$(3,896)	$(405)	$(3,491)	862%

Loss on foreign exchange increased by $3.5 million, or 862%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to fluctuations in the foreign exchange of the New Zealand Dollar and its impact on our New Zealand intercompany loan denominated in New Zealand Dollar.

Change in Fair Value of Liability Classified Warrants

	Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Change in fair value of liability classified warrants	$13,482	$(5,478)	$18,960	(346)%

Change in fair value of liability classified warrants income increased by $19.0 million, or (346)%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily as a result of the change in fair value of liability classified warrants assumed in connection with the Business Combination and the preferred stock warrants which were exercised in the third quarter of 2021. The Company had no liability classified warrants as of June 30, 2022.

Other Income (Expense), Net

	Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Other income (expense), net	$3	$(133)	$136	(102)%

Other expense decreased by $0.1 million, or (102)%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Provision for Income Taxes

	Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Provision for income taxes	$(2,315)	$(704)	$(1,611)	229%

We recorded income tax provision of $2.3 million for the six months ended June 30, 2022 and a tax provision of $0.7 million for the six months ended June 30, 2021. The effective tax rate was (3.7)% for the six months ended June 30, 2022, compared to (2.2)% for the six months ended June 30, 2021. The effective tax rate differs from the federal statutory rate due primarily to a full valuation allowance against our U.S. deferred tax assets, as well as the impact of discrete items that may occur in any given year but which are not consistent from year-to-year.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, bank debt, research and development grant proceeds, and cash flows from the sale of our products and services. As of June 30, 2022, we had $542.5 million of cash and cash equivalents. Our primary requirements for liquidity and capital are investment in new products and technologies, the expansion of existing manufacturing facilities, working capital, debt service, acquisitions of complementary businesses, products or technologies and general corporate needs. Historically, these cash requirements have been met through the net proceeds we received through private sales of equity securities, borrowings under our credit facilities, net proceeds received in the Business Combination and payments received from customers.

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
•
operate as a public company.

Indebtedness

Hercules Capital Secured Term Loan

On June 10, 2021, the Company entered into a $100 million secured term loan agreement with Hercules Capital, Inc. (the “Hercules Capital Secured Term Loan”) and borrowed the full amount under the secured term loan agreement. The term loan has a maturity date of June 1, 2024 and is secured by substantially all of the assets of the Company. Payments due for the term loan are interest-only until the maturity date with interest payable monthly in arrears. The outstanding principal bears (i) cash interest at the greater of (a) 8.15% or (b) 8.15% plus the prime rate minus 3.25% and (ii) payment-in-kind interest of 1.25% which is accrued and added to the outstanding principal balance. Prepayment of the outstanding principal is permitted under the loan agreement and subject to certain prepayment fees. In connection with the secured term loan, the Company paid an initial facility charge of $1 million and the Company will be required to pay an end of term charge of $3.25 million upon repayment of the loan. The secured term loan agreement contains customary representations, warranties, non-financial covenants, and events of default. The Company is in compliance with all debt covenants related to its long-term borrowings as of June 30, 2022. As of June 30, 2022, there was $101.5 million outstanding under the Hercules Capital Secured Term Loan, of which $2.9 million was classified as current in the Company’s condensed consolidated balance sheets, with the remainder classified as a long-term borrowing. As of June 30, 2022, the Company had no availability under the Hercules Capital Secured Term Loan.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(64,595)	$(36,582)
Investing activities	(84,143)	(5,699)
Financing activities	(566)	97,369
Effect of exchange rate changes	3,858	20
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(145,446)	$55,108

Cash Flows from Operating Activities

Net cash used in operating activities was $64.6 million for the six months ended June 30, 2022 consisted of $64.1 million in operating loss, $32.3 million in non-cash expense and $32.7 million in cash used in operating assets and liabilities. Included in the non-cash expense are $28.8 million in stock-based compensation expense, $13.7 million in depreciation and amortization and $13.5 million in liability-classified warrant income. Included in the cash used in operating assets and liabilities are $16.3 million increase in inventory, $12.9 million increase in accounts receivable and $8.1 million increase in prepaids and other assets.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2022 of $84.1 million was primarily driven by cash paid for SolAero of $65.1 million and capital equipment and infrastructure investments of $19.1 million. These investments included the build-out of secure office and spacecraft manufacturing lab areas in our Long Beach, California headquarters, which will be used to support classified government programs, Launch Complex 1 in Mahia, New Zealand, where we have now completed our second launch pad and are in process of adding additional support facilities to support launch operations and safety, and our propulsion development and test facility near Auckland, New Zealand, which consolidates and supports all Curie and Rutherford engine testing.

Cash Flows from Financing Activities

Cash used in financing activities for the six months ended June 30, 2022 of $0.6 million was primarily related to $5.5 million payment of contingent consideration related to our ASI acquisition, offset by $5.0 million of net proceeds from our equity offerings which includes proceeds from sale of employees restricted stock units to cover taxes, stock options and employee stock purchase plan and applicable tax withholdings and payments.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates as disclosed in our audited financial statements included in our Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 24, 2022.

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

Interest Rate Risk

We had cash and cash equivalents of $542.5 million as of June 30, 2022, comprised of operating accounts and money market instruments. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective as of June 30, 2022 as a result of the material weaknesses discussed below.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 24, 2022.

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1‡

Employment Agreement, dated April 11, 2022, between Rocket Lab USA, Inc. and Arjun Kampani (incorporated by reference to Exhibit 10.28 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed by Rocket Lab USA, Inc. on May 2, 2022).

10.2*	Rocket Lab USA, Inc. Amended and Restated Non-Employee Director Compensation Policy

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1*†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

† The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

‡ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKET LAB USA, INC.

August 11, 2022	By:	/s/ Peter Beck
Peter Beck
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

August 11, 2022	By:	/s/ Adam Spice
Adam Spice
Chief Financial Officer
(Principal Financial and Accounting Officer)