Form 10-Q
period 2022-09-30
Rocket Lab USA, Inc.
filed 2022-11-09
CIK 1819994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had 473,257,191 shares of common stock, $0.0001 par value per share, outstanding.

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

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

September 30, 2022

		Page
PART I.	FINANCIAL INFORMATION	5
Item 1.	Condensed Consolidated Financial Statements	5
	Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	5
	Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three and Nine Months Ended September 30, 2022 and 2021	6
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited) for the Three and Nine Months Ended September 30, 2022 and 2021	7
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2022 and 2021	9
	Notes to Condensed Consolidated Financial Statements (Unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40
PART II.	OTHER INFORMATION	42
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	42
Signatures		43

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(in thousands, except share and per share data)

	September 30, 2022
	(unaudited)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$333,279	$690,959
Marketable securities, current	169,428	—
Accounts receivable, net	57,732	13,957
Contract assets	9,063	2,490
Inventories	86,138	47,904
Prepaids and other current assets	43,810	19,454
Total current assets	699,450	774,764
Non-current assets:
Property, plant and equipment, net	93,547	65,339
Intangible assets, net	82,980	57,487
Goodwill	59,929	43,308
Right-of-use assets - operating leases	32,214	28,424
Right-of-use assets - finance leases	15,768	—
Marketable securities, non-current	9,751	—
Restricted cash	3,008	1,116
Deferred income tax assets, net	3,243	5,859
Other non-current assets	1,472	4,550
Total assets	$1,001,362	$980,847
Liabilities and Stockholders’ Equity
Current liabilities:
Trade payables	$13,266	$3,489
Accrued expenses	9,586	10,977
Employee benefits payable	8,560	8,266
Contract liabilities	112,649	59,749
Current installments of long-term borrowings	2,886	2,827
Other current liabilities	14,393	10,999
Total current liabilities	161,340	96,307
Non-current liabilities:
Long-term borrowings, excluding current installments	99,344	97,297
Non-current operating lease liabilities	31,588	28,302
Non-current finance lease liabilities	15,656	—
Deferred tax liabilities	22	466
Public and private warrant liabilities	—	58,227
Other non-current liabilities	2,576	1,800
Total liabilities	310,526	282,399
COMMITMENTS AND CONTINGENCIES (Note 15)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares: 2,500,000,000; issued and outstanding shares: 472,746,850 and 450,180,479 at September 30, 2022 and December 31, 2021, respectively	47	45
Additional paid-in capital	1,098,892	1,002,106
Accumulated deficit	(403,747)	(305,011)
Accumulated other comprehensive income (loss)	(4,356)	1,308
Total stockholders’ equity	690,836	698,448
Total liabilities and stockholders’ equity	$1,001,362	$980,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$63,057	$5,287	$159,234	$34,759
Cost of revenues	54,590	17,738	142,074	43,337
Gross profit (loss)	8,467	(12,451)	17,160	(8,578)
Operating expenses:
Research and development, net	17,508	14,189	50,150	29,797
Selling, general and administrative	22,961	25,655	64,991	39,347
Total operating expenses	40,469	39,844	115,141	69,144
Operating loss	(32,002)	(52,295)	(97,981)	(77,722)
Other income (expense):
Interest expense, net	(1,486)	(2,977)	(6,907)	(3,377)
Gain (loss) on foreign exchange	(51)	16	(3,947)	(389)
Change in fair value of liability classified warrants	—	(33,947)	13,482	(39,424)
Other income (expense), net	622	(450)	625	(583)
Total other income (expense), net	(915)	(37,358)	3,253	(43,773)
Loss before income taxes	(32,917)	(89,653)	(94,728)	(121,495)
Benefit (provision) for income taxes	(1,693)	1,684	(4,008)	979
Net loss	$(34,610)	$(87,969)	$(98,736)	$(120,516)
Other comprehensive income (loss), net of tax:
Foreign currency translation income (loss)	(4,655)	(1,008)	(4,809)	66
Unrealized loss on available-for-sale marketable securities	(855)	—	(855)	—
Comprehensive loss	$(40,120)	$(88,977)	$(104,400)	$(120,450)
Net loss per share attributable to Rocket Lab USA, Inc.:
Basic and diluted	$(0.07)	$(0.39)	$(0.21)	$(0.93)
Weighted-average common shares outstanding:
Basic and diluted	469,768,797	228,266,647	463,709,955	129,232,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(unaudited; in thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
December 31, 2021	—	$—	450,180,479	$45	$1,002,106	$(305,011)	$1,308	$698,448
Net loss	—	—	—	—	—	(26,709)	—	(26,709)
Issuance of common stock under equity plans	—	—	7,883,569	1	1,019	—	—	1,020
Stock-based compensation	—	—	—	—	14,116	—	—	14,116
Common stock issued upon exercise of Public and Private Warrants	—	—	4,554,830	—	44,844	—	—	44,844
Issuance of common stock for acquisition	—	—	123,934	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	876	876
March 31, 2022	—	—	462,742,812	46	1,062,085	(331,720)	2,184	732,595
Net loss	—	—	—	—	—	(37,417)	—	(37,417)
Issuance of common stock under equity plans	—	—	3,594,963	1	3,725	—	—	3,726
Stock-based compensation	—	—	—	—	15,580	—	—	15,580
Issuance of common stock for acquisitions	—	—	2,039,290	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(1,030)	(1,030)
June 30, 2022	—	—	468,377,065	47	1,081,390	(369,137)	1,154	713,454
Net loss	—	—	—	—	—	(34,610)	—	(34,610)
Issuance of common stock under equity plans	—	—	4,245,851	—	666	—	—	666
Stock-based compensation	—	—	—	—	16,836	—	—	16,836
Issuance of common stock for acquisition	—	—	123,934	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(5,510)	(5,510)
September 30, 2022	—	$—	472,746,850	$47	$1,098,892	$(403,747)	$(4,356)	$690,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(unaudited; in thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
December 31, 2020	31,330,513	$274,960	8,654,869	$—	$19,928	$(187,691)	$1,055	$(166,708)
Retroactive application of Exchange Ratio	252,513,251	—	69,755,293	8	(8)	—	—	—
December 31, 2020 as adjusted	283,843,764	274,960	78,410,162	8	19,920	(187,691)	1,055	(166,708)
Net loss	—	—	—	—	—	(15,882)	—	(15,882)
Exercise of stock options	—	—	545,527	—	542	—	—	542
Stock-based compensation	—	—	—	—	1,102	—	—	1,102
Other comprehensive income	—	—	—	—	—	—	741	741
March 31, 2021	283,843,764	274,960	78,955,689	8	21,564	(203,573)	1,796	(180,205)
Net loss	—	—	—	—	—	(16,665)	—	(16,665)
Exercise of stock options	—	—	225,930	—	230	—	—	230
Stock-based compensation	—	—	—	—	1,278	—	—	1,278
Other comprehensive income	—	—	—	—	—	—	333	333
June 30, 2021	283,843,764	274,960	79,181,619	8	23,072	(220,238)	2,129	(195,029)
Net loss	—	—	—	—	—	(87,969)	—	(87,969)
Exercise of stock options	—	—	2,631,832	—	1,999	—	—	1,999
Stock-based compensation	—	—	—	—	21,793	—	—	21,793
Exercise of preferred stock warrants	817,981	—	—	—	6,514	—	—	6,514
Exchange of preferred stock warrants for common stock warrants	—	—	—	—	2,975	—	—	2,975
Conversion of redeemable convertible preferred stock to common stock	(284,661,745)	(274,960)	284,661,745	29	274,932	—	—	274,961
Reverse recapitalization, net of transaction costs	—	—	81,685,363	8	649,882	—	—	649,890
Common stock issued upon exercise of warrants	—	—	878,887	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(1,008)	(1,008)
September 30, 2021	—	$—	449,039,446	$45	$981,167	$(308,207)	$1,121	$674,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(unaudited; in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(98,736)	$(120,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,590	7,410
Stock-based compensation expense	43,312	24,173
Loss on disposal of assets	32	63
Loss on extinguishment of long-term debt	—	496
Amortization of debt issuance costs and discount	2,107	846
Noncash lease expense	2,312	1,479
Noncash (income) expense associated with liability-classified warrants	(13,482)	39,424
Change in the fair value of contingent consideration	200	—
Accretion of marketable securities purchased at a discount	(421)	—
Deferred income taxes	1,167	(3,707)
Changes in operating assets and liabilities:
Accounts receivable	(30,752)	(10,601)
Contract assets	(6,960)	1,969
Inventories	(17,635)	(12,226)
Prepaids and other current assets	(17,173)	(1,871)
Other non-current assets	3,281	—
Trade payables	(1,625)	(4,497)
Accrued expenses	(3,530)	2,769
Employee benefits payables	2,519	1,234
Contract liabilities	26,404	25,031
Other current liabilities	2,310	(92)
Non-current lease liabilities	(2,551)	(1,258)
Other non-current liabilities	39	(3)
Net cash used in operating activities	(87,592)	(49,877)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and software	(27,419)	(11,447)
Cash paid for acquisitions, net of acquired cash and restricted cash	(65,824)	—
Purchases of marketable securities	(179,853)	—
Repayments of marketable securities	240	—
Net cash used in investing activities	(272,856)	(11,447)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options and public warrants	4,278	2,790
Proceeds from Employee Stock Purchase Plan	3,149	—
Proceeds from sale of employees restricted stock units to cover taxes	28,587	—
Minimum tax withholding paid on behalf of employees for restricted stock units	(28,308)	—
Tax payment for net settled option shares	(444)	—
Payment of contingent consideration	(5,500)	—
Finance lease principal payments	(193)	—
Proceeds from long-term revolving line of credit	—	15,000
Proceeds from long-term secured term loan	—	98,895
Repayments on long-term revolving line of credit	—	(15,000)
Proceeds from Business Combination and PIPE Investment, net of transaction costs	—	730,452
Repurchase of shares and options from management, net of amount recognized as compensation cost	—	(30,358)
Net cash provided by financing activities	1,569	801,779
Effect of exchange rate changes on cash and cash equivalents	3,091	(599)
Net increase (decrease) in cash and cash equivalents and restricted cash	(355,788)	739,856
Cash and cash equivalents, and restricted cash, beginning of period	692,075	53,933
Cash and cash equivalents, and restricted cash, end of period	$336,287	$793,789
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$7,594	$1,922
Cash paid for income taxes	2,518	1,765
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unpaid purchases of property, equipment and software	2,476	885
Unpaid transaction costs	—	2,241
Right-of-use assets obtained in exchange for new operating lease liabilities	6,343	349
Net exercise of public and private warrants into common stock	44,739	—
Issuance of common stock for payment of accrued bonus	1,441	—
Warrants assumed as part of Business Combination	—	48,149
Prepaid expenses assumed as part of Business Combination	—	186

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021 AND FOR THE

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

Other Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2022, except for the addition of an accounting policy with respect to marketable securities below. Refer to Note 2 - Significant Accounting Policies disclosed in the “Notes to Consolidated Financial Statements” in the Company’s Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 24, 2022.

Marketable Securities

Marketable securities consist of investments in commercial paper, corporate debt securities, bank certificates of deposit, U.S. Treasury bills and notes and asset backed securities. The Company’s investment policy requires the selection of high-quality issuers. The Company's marketable securities are classified as available-for-sale and are carried at fair value. The Company classifies all available-for-sale marketable securities with maturities greater than one year from the balance sheet date as non-current assets. Interest receivable on marketable securities is presented in prepaids and other current assets on the condensed consolidated balance sheets.

Any unrealized holding gains or losses on debt securities, including their tax effect, are reported as components of other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. Realized gains and losses are included in other income (expense), net in the consolidated statements of operations and comprehensive loss, are determined using the specific identification method for determining the cost of securities sold. Interest and dividend income is recorded when earned and included in interest expense/income, net on the consolidated statements of operations and comprehensive loss. Premiums and discounts on marketable securities are amortized and accreted, respectively, to earliest call date and maturity, respectively, and included in other income (expense), net on the consolidated statements of operations and comprehensive loss.

At each balance sheet date, the Company assesses available-for-sale marketable securities in an unrealized loss position to determine whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. The Company also reviews its available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is the result of a change in creditworthiness or other factors. If declines in the value of available for-sale securities are determined to be credit-related, a loss is recorded in earnings in the current period.

3.
REVENUES

The following table provides information about revenue by recognition model during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues by recognition model	2022	2021	2022	2021
Point-in-time	$31,312	$1,988	$96,656	$28,802
Over-time	31,745	3,299	62,578	5,957
Total revenue by recognition model	$63,057	$5,287	$159,234	$34,759

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

The following table presents the balances related to enforceable contracts as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Contract balances
Accounts receivable	$57,732	$13,957
Contract assets	9,063	2,490
Contract liabilities	(112,649)	(59,749)

Changes in contract liabilities for the three months ended September 30, 2022 were as follows:

Contract liabilities, at June 30, 2022	$90,659
Customer advances received or billed	43,704
Recognition of unearned revenue	(21,714)
Contract liabilities, at September 30, 2022	$112,649

Changes in contract liabilities for the nine months ended September 30, 2022 were as follows:

Contract liabilities, at December 31, 2021	$59,749
Contract liabilities assumed at acquisition	26,464
Customer advances received or billed	78,514
Recognition of unearned revenue	(52,078)
Contract liabilities, at September 30, 2022	$112,649

The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior years during the three and nine months ended September 30, 2022 and 2021 was not material.

Remaining unsatisfied performance obligations represent the total dollar value of work to be performed on contracts awarded and in progress. The amount of remaining unsatisfied performance obligations increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of remaining unsatisfied performance obligations when an enforceable agreement has been reached. Remaining unsatisfied performance obligations totaled $520,627 as of September 30, 2022, of which approximately 42% is expected to be recognized within 12 months, with the remaining 58% to be recognized beyond 12 months.

Concentration of Credit Risk

As of September 30, 2022, the Company had a commercial customer that accounted for $25,539 or 44% of total accounts receivable. On November 3, 2022, the Company received payment of $14,593 from this commercial customer. As of September 30, 2022, the Company had no other customers that accounted for more than 10% of total accounts receivable.

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

The Company recognized $1,894 and $5,684 in connection with the performance reserve payments during the three and nine months ended September 30, 2022.

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

Acquisition Consideration

The acquisition-date consideration transferred consisted of cash of $43,152, 729,375 shares of the Company’s common stock valued at $11,568 and holdback payable of $1,000. The purchase agreement also includes an additional potential earn out payment of up to 956,023 shares of the Company’s common stock based on achievement of certain performance metrics for the business in its fiscal year ending December 31, 2022 and 2023. The contingent consideration, to be paid in common stock, was classified as a liability and included in other non-current liabilities on the Company’s consolidated balance sheet. To estimate the fair value of the contingent consideration liability, management valued the earn-out based on the likelihood of reaching targets contained in the purchase agreement. At the acquisition date, the fair value of the contingent consideration payable was determined to be $1,800. At September 30, 2022, the fair value of the contingent consideration payable was determined to be $2,000.

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

The Company recognized $2,144 and $6,432 of stock-based compensation during the three and nine months ended September 30, 2022 in connection with the holdback agreement shares.

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

Acquisition Consideration

The acquisition-date consideration transferred consisted of cash of $76,181. The following table presents estimates of the preliminary fair value of the assets acquired and the liabilities assumed by the Company in the acquisition:

Description	Amount
Cash and cash equivalents	$7,815
Accounts receivable	12,322
Inventories	19,614
Prepaids and other current assets	3,536
Property, plant and equipment	24,948
Intangible assets	33,600
Right-of-use assets - operating leases	1,128
Right-of-use assets - finance leases	16,174
Restricted cash	3,293
Trade payables	(9,893)
Accrued expenses	(8,297)
Contract liabilities (1)	(26,464)
Non-current operating lease liabilities	(1,128)
Non-current finance lease liabilities	(15,874)
Other assets and liabilities, net	(889)
Identifiable net assets acquired	59,885
Goodwill	16,296
Total purchase price	$76,181

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

The following is a summary of preliminary identifiable intangible assets acquired and the related expected lives for the finite-lived intangible assets:

Type	Estimated Life in Years	Fair Value
Developed technology	13	$10,700
In-process technology	N/A	800
Capitalized software	3	5,400
Customer relationships	12	9,000
Trademark and tradenames	12	4,700
Backlog	2	3,000
Total identifiable intangible assets acquired		$33,600

Goodwill of $16,296 was recorded for the SolAero Acquisition, representing the excess of the purchase price over the fair value of the identifiable net assets. Goodwill recognized primarily represents the future revenue and earnings potential and certain other assets which were acquired, but that do not meet the recognition criteria, such as assembled workforce. The goodwill is expected to be deductible for income tax purposes as, prior to the merger, SolAero held tax deductible goodwill in excess of the amount recorded.

The Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2022 includes revenues of $20,032 and $60,089 and operating loss of $3,810 and $7,041, respectively, related to the SolAero acquisition. The Company recognized $21 and $328 of acquisition and integration related costs that were expensed for the three and nine months ended September 30, 2022, respectively. These costs are included in the consolidated statement of operations in the line item entitled “Selling, General and Administrative Expense.”

Measurement Period

During the measurement period, the Company will continue to obtain information to assist in determining the fair value of net assets acquired, which may differ materially from these preliminary estimates. Measurement period adjustments, if applicable, will be applied in the reporting period in which the adjustment amounts are determined. Measurement period changes for the ASI, PSC and SolAero acquisitions did not have a material impact to the Condensed Consolidated Financial Statements for the third quarter of 2022.

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

	As Reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
Three Months Ended September 30, 2022
Revenues	$63,057	$—	$63,057
Net loss	(34,610)	—	(34,610)
Three Months Ended September 30, 2021
Revenues	$5,287	$28,374	$33,661
Net loss	(87,969)	(560)	(88,529)
Nine Months Ended September 30, 2022
Revenues	$159,234	$2,454	$161,688
Net loss	(98,736)	(1,062)	(99,798)
Nine Months Ended September 30, 2021
Revenues	$34,759	$81,218	$115,977
Net loss	(120,516)	(3,078)	(123,594)

5.
CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents and marketable securities consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$333,279	$690,959
Marketable securities, current	169,428	—
Marketable securities, non-current	9,751	—
Total cash and cash equivalents and marketable securities	$512,458	$690,959

As of September 30, 2022, cash equivalents and marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market accounts	$240,513	$—	$—	$240,513	$240,513	$—
Certificates of deposit	41,903	3	(155)	41,751	3,998	37,753
Commercial paper	80,348	4	(117)	80,235	26,743	53,492
Corporate debt securities	67,188	2	(484)	66,706	2,437	64,269
Yankee bonds	4,784	—	(33)	4,751	—	4,751
U.S. Treasury securities	27,431	3	(9)	27,425	22,484	4,941
U.S. government agency bonds	6,886	—	(43)	6,843	—	6,843
Mortgage- and asset-backed securities	7,156	—	(26)	7,130	—	7,130
Total	$476,209	$12	$(867)	$475,354	$296,175	$179,179

The following table presents the Company's cash equivalents and marketable securities with unrealized losses by investment category as of September 30, 2022:

	Less than 12 Months
	Fair Value	Unrealized Losses
Certificates of deposit	$37,325	$(155)
Commercial paper	77,827	(117)
Corporate debt securities	61,451	(484)
Yankee bonds	4,751	(33)
U.S. Treasury securities	4,941	(9)
U.S. government agency bonds	6,843	(43)
Mortgage- and asset-backed securities	7,130	(26)
Total	$200,268	$(867)

The Company has not observed a significant deterioration in credit quality of these securities, which are highly rated with moderate to low credit risk. Declines in value are largely attributable to current global economic conditions. The securities continue to make timely principal and interest payments, and the fair values are expected to recover as they approach maturity. The Company does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell the securities, before the respective recoveries of their amortized cost bases, which may be maturity. As of September 30, 2022, the Company had not recognized an allowance for credit losses on any marketable securities in an unrealized loss position.

The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of September 30, 2022:

	Amortized Cost	Fair Value
Due within one year	$466,397	$465,603
Due within one to four years	9,812	9,751
Total	$476,209	$475,354

6.
FAIR VALUE OF FINANCIAL INSTRUMENTS

As of September 30, 2022 and December 31, 2021 the following financial assets and liabilities are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$240,513	$—	$—	$240,513
Certificates of deposit	—	3,998	—	3,998
Commercial paper	—	26,743	—	26,743
Corporate debt securities	—	2,437	—	2,437
U.S. Treasury securities	22,484	—	—	22,484
Marketable securities, current:
Certificates of deposit	—	37,753	—	37,753
Commercial paper	—	53,492	—	53,492
Corporate debt securities	—	62,866	—	62,866
Yankee bonds	—	3,533	—	3,533
U.S. Treasury securities	4,941	—	—	4,941
U.S. government agency bonds	6,843	—	—	6,843
Marketable securities, non-current
Yankee bonds	—	1,218	—	1,218
Corporate debt securities	—	1,403	—	1,403
Mortgage- and asset-backed securities	—	7,130	—	7,130
Total	$274,781	$200,573	$—	$475,354
Liabilities:
Other non-current liabilities:
Contingent consideration	$—	$—	$2,000	$2,000
Total	$—	$—	$2,000	$2,000

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$635,269	$—	$—	$635,269
Total	$635,269	$—	$—	$635,269
Liabilities:
Other non-current liabilities:
Public and Private Warrants (Note 12)	$58,227	$—	$—	$58,227
Total	$58,227	$—	$—	$58,227

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

There were no transfers between fair value measurement levels during the nine months ended September 30, 2022.

7.
INVENTORIES

Inventories as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Raw materials	$32,980	$21,517
Work in process	48,200	24,166
Finished goods	4,958	2,221
Total inventories	$86,138	$47,904

8.
PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Prepaid expenses and deposits	$31,095	$14,787
Government grant receivables	5,031	2,563
Other current assets	7,684	2,104
Total prepaids and other current assets	$43,810	$19,454

9.
Property, plant and equipment, NET

Property, plant and equipment, net, as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Buildings and improvements	$35,503	$25,075
Machinery, equipment, vehicles and office furniture	51,238	24,848
Computer equipment, hardware and software	6,924	5,617
Launch site assets	11,625	9,611
Construction in process	18,702	22,379
Property, plant and equipment—gross	123,992	87,530
Less accumulated depreciation and amortization	(30,445)	(22,191)
Property, plant and equipment—net	$93,547	$65,339

Depreciation expense recorded in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2022 and 2021 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation expense	2022	2021	2022	2021
Cost of revenues	$3,476	$1,091	$9,234	$3,068
Research and development	615	62	1,396	178
Selling, general and administrative	156	792	874	2,254
Total depreciation expense	$4,247	$1,945	$11,504	$5,500

10.
Goodwill and Intangible assets, NET

Goodwill

The following table presents the changes in the carrying amount of goodwill for the Space Systems reportable segment for the nine months ended September 30, 2022:

Balance at December 31, 2021	$43,308
Acquisition	16,296
Measurement period adjustment	325
Balance at September 30, 2022	$59,929

Intangible Assets

The components of intangible assets consisted of the following as of September 30, 2022:

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Developed Technology	$55,765	$(8,100)	$47,665
Capitalized software	10,031	(3,950)	6,081
Customer relationships	16,113	(1,486)	14,627
Non-compete agreements	204	(124)	80
Capitalized intellectual property	365	(114)	251
Trademarks and tradenames	10,102	(730)	9,372
Backlog	3,491	(1,425)	2,066
Patents	245	(7)	238
Indefinite-Lived Intangible Assets
In-process Technology	2,600	—	2,600
Total	$98,916	$(15,936)	$82,980

Amortization expense recorded in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2022 and 2021, respectively consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$1,856	$116	$3,269	$352
Research and development	29	368	3,394	1,111
Selling, general and administrative	1,568	134	3,016	447
Total amortization expense	$3,453	$618	$9,679	$1,910

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2022:

2022 (for the remaining period)	$4,004
2023	13,029
2024	11,239
2025	9,277
2026	9,059
Thereafter	33,772
Total	$80,380

11.
LOAN AGREEMENT

Hercules Capital Secured Term Loan

On June 10, 2021, the Company entered into a $100,000 secured term loan agreement with Hercules Capital, Inc. (the “Hercules Capital Secured Term Loan”) and borrowed the full amount under the secured term loan agreement. The term loan has a maturity date of June 1, 2024 and is secured by substantially all of the assets of the Company. Payments due for the term loan are interest-only until the maturity date with interest payable monthly in arrears. The outstanding principal bears (i) cash interest at the greater of (a) 8.15% or (b) 8.15% plus the prime rate minus 3.25% and (ii) payment-in-kind interest of 1.25% which is accrued and added to the outstanding principal balance. Prepayment of the outstanding principal is permitted under the loan agreement and subject to certain prepayment fees. In connection with the secured term loan, the Company paid an initial facility charge of $1,000 and the Company will be required to pay an end of term charge of $3,250 upon repayment of the loan. The secured term loan agreement contains customary representations, warranties, non-financial covenants, and events of default. The Company is in compliance with all debt covenants related to its long-term borrowings as of September 30, 2022. As of September 30, 2022, there was $102,230 outstanding under the Hercules Capital Secured Term Loan, of which $2,886 is classified as current in the Company’s condensed consolidated balance sheets, with the remainder classified as long-term borrowing. As of September 30, 2022, the Company had no availability under the Hercules Capital Secured Term Loan.

12.
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

During the nine months ended September 30, 2022, an aggregate of 10,383,077 Public Warrants were exercised on a cashless basis in exchange for the issuance of 2,951,781 shares and 10,969 Public Warrants were exercised for an aggregate of 10,969 shares of Company common stock at an exercise price of $11.50 per share, for aggregate cash proceeds to the Company of $126. At the conclusion of the redemption notice period on January 31, 2022, the remaining 270,470 Public Warrants issued and outstanding were redeemed at a price of $0.10 per warrant for aggregate cash payment from the Company of $27. On January 31, 2022, the Public Warrants were delisted from Nasdaq. In addition, during the nine months ended September 30, 2022, the 5,600,000 Private Warrants were exercised on a cashless basis for an aggregate of 1,592,080 shares of the Company’s common stock.

The Public Warrants and Private Warrants were remeasured to fair value as of the exercise or redemption date, resulting in a gain of $13,482 for nine months ended September 30, 2022.

13.
STOCK-BASED COMPENSATION

Equity Incentive Plans

The Company has a single active equity incentive plan, the Rocket Lab 2021 Stock Option and Incentive Plan (the “2021 Plan”), with the objective of attracting and retaining available employees and directors by providing stock-based and other performance-based compensation. The 2021 Plan provides for the grant of equity awards to officers, employees, directors and other key employees as well as service providers which include incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards, restricted stock units or any combination of the foregoing any of which may be performance based, as determined by the Company’s Compensation Committee. An aggregate of 59,875,000 shares are reserved for the issuance of awards under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan automatically increases each January 1, beginning on January 1, 2022, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. The Company was authorized to issue up to 80,758,059 shares of common stock as equity awards to participants under the 2021 Plan as of September 30, 2022. There were 67,104,947 shares of common stock available for grant as of September 30, 2022.

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

Total stock-based compensation recorded in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2022 and 2021 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock-based compensation	2022	2021	2022	2021
Cost of revenues	$4,964	$7,937	$14,091	$8,541
Research and development	5,309	5,967	16,685	6,934
Selling, general and administrative	4,212	7,889	12,536	8,698
Total stock-based compensation expense	$14,485	$21,793	$43,312	$24,173

Options

Options issued to all optionees under the 2013 Plan vest over four years from the date of issuance (or earlier vesting start date, as determined by the board of directors) as follows: 25% on the first anniversary of date of grant and the remaining vest monthly over the remaining vesting term.

As of September 30, 2022, total estimated unrecognized stock compensation expense related to unvested options granted under the 2013 Plan was $149, which is expected to be recognized over the next year.

Restricted Stock Units

During the nine months ended September 30, 2022 and 2021, the Company granted 14,464,435 and 4,220,212 restricted stock units, respectively, to certain key employees pursuant to the 2013 Plan and 2021 Plan. Performance-based restricted stock units granted in 2021 are subject to both a time-based service vesting condition and a performance-based vesting condition, both of which must be satisfied before the restricted stock units will be deemed vested. The time-based service vesting condition is generally satisfied over a period of approximately four years as the employees provide service. The performance-based vesting condition is only satisfied upon a sale event (e.g., (i) liquidation of the Company, (ii) sale of all or substantially all of the assets of the Company, (iii) a merger, reorganization or consolidation pursuant to which the holders of the Company’s outstanding voting power immediately prior to such transaction do not own a majority of the outstanding voting power of the surviving or resulting entity) or the Company’s initial public offering. The performance-based vesting condition was deemed to have been satisfied in connection with the Business Combination, and the performance-based restricted stock units granted in 2021 are now vesting solely based on time.

As of September 30, 2021, upon consummation of the Business Combination, it became probable that the performance condition for the performance-based restricted stock units would be satisfied. Accordingly, the Company recognized $19,880 of stock-based compensation expense related to these awards in the three months ended September 30, 2021.

As of September 30, 2022, the total unrecognized compensation expense related to unvested performance-based restricted stock units granted under the 2013 Plan and 2021 Plan was $94,950 and will be recognized upon vesting.

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

During the nine months ended September 30, 2022, 527,380 shares of common stock were issued under the 2021 ESPP. As of September 30, 2022, 13,963,100 shares remain available for issuance under the 2021 ESPP. Total ESPP stock-based compensation recorded in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 was $1,059 and $2,718, respectively. As of September 30, 2022, the total unrecognized compensation expense related to the 2021 ESPP was $1,228 and will be recognized over the remaining offering period.

14.
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

15.
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

On May 23, 2016, the Company entered into a launch services agreement with a customer to provide three commercial dedicated launches which would deliver the customer’s payloads over the period of 2017 through 2020. Per the terms of the agreement, each dedicated launch shall have a firm fixed price below current launch vehicle costs. During the year ended December 31, 2018, the Company determined that it was probable that the costs to provide the services as stipulated by the launch services agreement would exceed the fixed firm price of each launch. As such, the Company recorded a provision for contract loss for these three dedicated launches. During the year ended December 31, 2020, one of the three launches occurred. On April 21, 2021, the launch services agreement was amended, resulting in one additional launch and the potential for price increases on the second and third launches dependent on the customer’s desired payload configuration. The provision for contract losses outstanding as of September 30, 2022, which primarily is related to the remaining three remaining launches, was $5,660.

16.
INCOME TAXES

Income tax provision and the effective tax rate for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income tax benefit (provision)	$(1,693)	$1,684	$(4,008)	$979
Effective tax rate	(5.1)%	1.9%	(4.2)%	0.8%

The tax provisions for the three and nine months ended September 30, 2022 and 2021 were computed using the estimated effective tax rates projected to be applicable for domestic and international taxable jurisdictions for the full year as adjusted for discrete items arising during each quarter.

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

17.
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

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the as-converted method, or two-class method for participating securities, whichever is more dilutive. Potentially dilutive shares are comprised of preferred stock, preferred stock warrants, common stock warrants, restricted stock units, stock options, and Earnout Shares issuable upon the achievement of the Stock Price Target (see Note 1). For the three and nine months ended September 30, 2022 and 2021, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net loss attributable to common stockholders-basic and diluted	$(34,610)	$(87,969)	$(98,736)	$(120,516)
Denominator
Weighted average common shares outstanding-basic and diluted	469,768,797	228,266,647	463,709,955	129,232,016
Net loss per share attributable to common stockholders-basic and diluted	$(0.07)	$(0.39)	$(0.21)	$(0.93)

The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	September 30,
	2022	2021
Stock options and restricted stock units	32,444,096	29,248,916
Public and Private Warrants	—	16,266,666

18.
SEGMENTS

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company manages its business primarily based upon two operating segments, Launch Services and Space Systems. Each of these operating segments represents a reportable segment. Launch Services provides launch services to customer on a dedicated mission or ride share basis. Space Systems is comprised of space engineering, program management, spacecraft components, spacecraft manufacturing and mission operations. Although many of the Company’s contracts with customers contain elements of Space Systems and Launch Services, each reporting segment is managed separately to better align with customer’s needs and the Company’s growth plans. The chief operating decision maker evaluates the performance of its reportable segments based on gross profit. For contracts with customers that contain both Space Systems and Launch Services elements, revenues for each reporting segment are generally allocated based upon the overall costs incurred for each of the reporting segments in comparison to total overall costs of the contract. The following table shows information by reportable segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022		2021
	Launch Services	Space Systems	Launch Services	Space Systems
Revenues	$22,983	$40,074	$1,123	$4,164
Cost of revenues	23,818	30,772	16,521	1,217
Gross profit (loss)	$(835)	$9,302	$(15,398)	$2,947

	Nine Months Ended September 30,
	2022		2021
	Launch Services	Space Systems	Launch Services	Space Systems
Revenues	$48,668	$110,566	$25,202	$9,557
Cost of revenues	52,583	89,491	40,216	3,121
Gross profit (loss)	$(3,915)	$21,075	$(15,014)	$6,436

Management does not regularly review either reporting segment’s total assets or operating expenses. This is because in general, the Company’s long-lived assets, facilities, and equipment are shared by each reporting segment.

19.
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

As of September 30, 2022 and December 31, 2021, there are no amounts due to or from related parties.

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
•
Space Systems is the design and manufacture of spacecraft, spacecraft components and spacecraft program management services, space data applications and mission operations.

Electron is our orbital small launch vehicle that was designed from the ground up to accommodate a high launch rate business model to meet the growing and dynamic needs of our customers for small launch services. Since its maiden launch in 2017, Electron has become the leading small spacecraft launch vehicle delivering 150 spacecraft to orbit for government and commercial customers across 27 successful missions through September 30, 2022. In 2021, Electron was the second most frequently launched rocket by companies operating in the United States and established Rocket Lab as the fourth most frequent launcher globally. Our launch services program has seen us develop many industry-leading innovations, including 3D printed electric turbo-pump rocket engines, fully carbon composite first stage fuel tanks, a private orbital launch complex, a rocket stage that can be configured to convert into a highly capable spacecraft on orbit, and the potential ability to successfully recover a stage from space, providing a path to reusability.

In March 2021, we announced plans to develop our reusable-ready medium-capacity Neutron launch vehicle which will increase the payload capacity of our space launch vehicles to approximately 15,000 kg for launches to low Earth orbit and lighter payloads into higher orbits. Neutron will be tailored for commercial and U.S. government constellation launches and capable of human space flight, enabling us to provide crew and cargo resupply to the International Space Station. Neutron will also provide a dedicated service to orbit for larger civil, defense and commercial payloads that need a level of schedule control and high-flight cadence. Neutron is expected to have the capability of launching nearly all of the spacecraft configurations that we expect to be launched through 2029 and we expect to be able to leverage Electron’s flight heritage, various vehicle subsystems designs, launch complexes and ground station infrastructure.

Our space systems initiative is supported by the design and manufacture of our Photon family of small spacecraft along with a range of components, software and services for spacecraft, including reaction wheels, star trackers, radios, separation systems, solar solutions, command and control software, high voltage space grade battery solutions, and additional products in development to serve a wide variety of sub-system functions. We entered this market with our acquisition of leading spacecraft components manufacturer Sinclair Interplanetary, and have since expanded our market participation with the acquisitions of Planetary Systems Corporation, SolAero Holdings, Inc. and aerospace software firm Advanced Solutions, Inc. Each of these strategic acquisitions brought incremental vertically-integrated capabilities for our own Photon family of spacecraft and also enabled Rocket Lab to deliver high-volume manufacturing of critical spacecraft components and software solutions at scale prices to the broader spacecraft merchant market. The Photon family of small spacecraft, which are configurable for a range of low Earth orbit, medium Earth orbit, geosynchronous orbit and interplanetary missions enable us to offer an end-to-end mission solution encompassing launch, spacecraft, ground services and mission operations to provide customers with streamlined access to orbit with Rocket Lab as a single mission partner.

Recent Developments

SolAero Acquisition

On January 18, 2022, we closed on the acquisition of SolAero Holdings, Inc. (“SolAero”). The acquisition aligns with our growth strategy of vertical integration to deliver a comprehensive space solution that spans spacecraft manufacture, satellite subsystems, flight software, ground operations, and launch. As one of only two companies producing high-efficiency, space-grade solar cells in the United States, SolAero’s space solar cells are among the highest performing in the world and support civil space exploration, science, defense and intelligence, and commercial markets. In combining with us, SolAero will tap into our resources and manufacturing capability to boost high-volume production, making high-performing space power technologies available at scale.

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

Stennis Space Center

The Archimedes Test Complex will be located within the larger A Test Complex at Stennis Space Center across a 1 million square foot area for 10 years, with an option to extend the lease for an additional 10 years. The Archimedes Test Complex will include exclusive use and development of existing industrial NASA infrastructure and the Stennis Space Center’s A-3 Test Stand to develop and test Neutron’s Archimedes reusable engines.

Key Metrics and Select Financial Data

We monitor the following key financial and operational metrics that assist us in evaluating our business, measuring our performance, identifying trends and making strategic decisions.

Launch Vehicle Build-Rate and Launch Cadence

We built approximately eight launch vehicles in 2020 and approximately eight launch vehicles in 2021. We anticipate we will build approximately twelve launch vehicles in 2022. Although we experienced a negative impact in 2020 and 2021 as a result of the COVID-19 shutdowns and restrictions on our operations discussed in more detail below under “Key Factors Affecting Our Performance—Covid-19 Considerations,” we believe that the projected growth in build rate subsequent to such COVID-19 restrictions is a positive indicator of our ability to scale our manufacturing operations in support of our anticipated growth rate in revenue in the coming years.

We launched seven vehicles in 2020 and six vehicles in 2021. We have launched seven vehicles through the nine months ended September 30, 2022 and launched nine vehicles through November 9, 2022. The number of launches is an indicator of our ability to convert mission awards into revenue in a timely manner and demonstrate the scalability of our launch operations. Growth rates between launches and total launch service revenue are not perfectly correlated because our total revenue is affected by other variables, such as the revenue per launch, which can vary considerably based on factors such as unique orbit and insertion requirements, payload handling needs, launch location, time sensitivity of mission completion and other factors. Although we experienced a negative impact in 2021 as a result of the COVID-19 shutdowns and restrictions on our operations discussed in more detail below under “Key Factors Affecting Our Performance—Covid-19 Considerations,” we believe that the projected growth in launch rate subsequent to such COVID-19 restrictions is a positive indicator of our ability to scale our launch operations in support of our anticipated growth rate in revenue in the coming years.

Revenue Growth

Three Months Ended September 30, 2022 and 2021

We generated $63.1 million and $5.3 million in revenue for the three months ended September 30, 2022 and 2021, respectively, representing a year-on-year increase in revenue of approximately 1,093%. This year-on-year increase primarily resulted from $30.6 million in contributions from acquisitions that closed in the fourth quarter of 2021 and first quarter of 2022, higher launch cadence that delivered growth of $21.9 million, and strength in our organic space system products and services representing growth of $5.3 million.

Nine Months Ended September 30, 2022 and 2021

We generated $159.2 million and $34.8 million in revenue for the nine months ended September 30, 2022 and 2021, respectively, representing a year-on-year increase in revenue of approximately 358%. This year-on-year increase primarily resulted from $85.9 million in contributions from acquisitions that closed in the fourth quarter of 2021 and first quarter of 2022, higher launch cadence that delivered growth of $23.5 million, and strength in our organic space system products and services representing growth of $15.1 million.

Revenue and Cost Value Per Launch

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

Three Months Ended September 30, 2022 and 2021

In the three months ended September 30, 2022 and 2021, our revenue value per launch was $7.7 million and $12.1 million, respectively. Meanwhile, cost per launch was $7.3 million and $21.3 million for the three months ended September 30, 2022 and 2021, respectively. The decrease in cost per launch in the three months ended September 30, 2022 was driven primarily by excess cost incurred on the mission launched in the third quarter of 2021 that includes the cost of a replacement rocket and a higher launch cadence in 2022.

Nine Months Ended September 30, 2022 and 2021

In the nine months ended September 30, 2022 and 2021, our revenue value per launch was $6.9 million and $8.8 million, respectively. The revenue value per launch in 2022 was impacted by a recovery rideshare mission launch in May 2022 which had a lower revenue value per launch. Meanwhile, cost per launch was $7.2 million and $10.1 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in cost per launch in the nine months ended September 30, 2022 was driven primarily by excess cost incurred on the mission launched in the third quarter of 2021 that includes the cost of a replacement rocket and a higher launch cadence in 2022.

Backlog

Backlog represents future revenues that we would recognize in connection with the completion of all contracts and purchase orders that have been entered into by our customers, excluding any customer options for future products or services that have not yet been exercised. Contracts for launch services and spacecraft builds typically include termination rights that may be exercised by customers upon advanced notice and payment of a specified termination fee. As of September 30, 2022, our backlog totaled $520.6 million, of which $122.4 million is related to Launch and $398.2 million is related to Space Systems. We expect to recognize approximately 42% of our backlog over the next 12 months and the remainder recognized thereafter.

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

Ability to sell additional launch services, space systems service and spacecraft components to new and existing customers

Our results will be impacted by our ability to sell our launch services, space systems services, and spacecraft components to new and existing customers. We have successfully launched Electron 27 times delivering 150 spacecraft to orbit through September 30, 2022. Our spacecraft components have flown on more than 100 spacecraft and our family of Photon spacecraft has been selected for missions to the Moon, Mars and Venus. Our growth opportunity is dependent on our ability to expand our addressable launch services market with larger volumetric and higher mass payloads capabilities of our recently announced medium-capacity Neutron launch vehicle, which will address large commercial and government constellation launch opportunities. Our growth opportunity is also dependent on our ability to win spacecraft constellation missions and expand our portfolio of strategic spacecraft components. Our ability to sell additional products to existing customers is a key part of our success, as follow-on purchases indicate customer satisfaction and decrease the likelihood of competitive substitution. To sell additional products and services to new and existing customers, we will need to continue to invest significant resources in our products and services.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table sets forth our consolidated statements of operations information and data as a percentage of revenue for the three months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended September 30,
	2022		2021
	$	%	$	%
Revenues	$63,057	100.0%	$5,287	100.0%
Cost of revenues	54,590	86.6%	17,738	335.5%
Gross profit (loss)	8,467	13.4%	(12,451)	(235.5)%
Operating expenses:
Research and development, net	17,508	27.8%	14,189	268.4%
Selling, general and administrative	22,961	36.4%	25,655	485.2%
Total operating expenses	40,469	64.2%	39,844	753.6%
Operating loss	(32,002)	(50.8)%	(52,295)	(989.1)%
Other income (expense):
Interest expense, net	(1,486)	(2.4)%	(2,977)	(56.3)%
Gain (loss) on foreign exchange	(51)	(0.1)%	16	0.3%
Change in fair value of liability classified warrants	—	—%	(33,947)	(642.1)%
Other income (expense), net	622	1.0%	(450)	(8.5)%
Total other expense, net	(915)	(1.5)%	(37,358)	(706.6)%
Loss before income taxes	(32,917)	(52.3)%	(89,653)	(1,695.7)%
Benefit (provision) for income taxes	(1,693)	(2.7)%	1,684	31.9%
Net loss	$(34,610)	(55.0)%	$(87,969)	(1,663.8)%

Revenues

	Three Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Revenues	$63,057	$5,287	$57,770	1,093%

Revenue increased by $57.8 million, or 1,093%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Launch services revenue was $23.0 million for the three months ended September 30, 2022, an increase of $21.9 million, or 1,947%, primarily due to a higher launch cadence, with three launch missions completed in the three months ended September 30, 2022, versus one launch mission completed in the three months ended September 30, 2021. Space systems revenue was $40.1 million for the three months ended September 30, 2022, an increase of $35.9 million, or 862%, with $30.6 million of that growth attributable to the acquisitions that closed in the fourth quarter of 2021 and first quarter of 2022, and strength in our organic space system products and services that delivered $5.3 million of growth.

Cost of Revenues

	Three Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Cost of revenues	$54,590	$17,738	$36,852	208%

Cost of revenues increased by $36.9 million, or 208%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Launch Service cost of revenues was $23.8 million in the three months ended September 30, 2022, an increase of $7.3 million or 44%, primarily due to the higher launch cadence referenced above. Space systems cost of revenue was $30.8 million in the three months ended September 30, 2022, an increase of $29.6 million or 2,429%, primarily due to the acquisitions that closed in the fourth quarter of 2021 and first quarter of 2022. Cost of revenues for the three months ended September 30, 2022 decreased to 87% of total revenue as compared to 336% during the three months ended September 30, 2021.

Research and Development, Net

	Three Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Research and development, net	$17,508	$14,189	$3,319	23%

Research and development expense increased by $3.3 million, or 23%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to Neutron development, and increased labor and prototype spend focused on broadening our spacecraft component product portfolio.

Selling, General and Administrative

	Three Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Selling, general and administrative	$22,961	$25,655	$(2,694)	(11)%

Selling, general and administrative expense decreased by $2.7 million, or 11%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to a $9.7 million decrease related to a one-time management redemption compensation expense and $3.7 million decrease in stock-based compensation, partially offset by increased costs associated with being a public company including higher staff costs, facility related expense and third-party services, in addition to a $1.8 million performance reserve payments related to the ASI acquisition, increased expense due to the acquisitions that closed in the fourth quarter of 2021 and first quarter of 2022.

Interest Expense, Net

	Three Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Interest expense, net	$(1,486)	$(2,977)	$1,491	(50)%

Interest expense decreased by $1.5 million, or 50%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to an increase of interest income on marketable securities and money market funds.

Gain (Loss) on Foreign Exchange

	Three Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Gain (loss) on foreign exchange	$(51)	$16	$(67)	(419)%

Loss on foreign exchange increased by $0.1 million, or 419%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to fluctuations in the foreign exchange of the New Zealand Dollar.

Change in Fair Value of Liability Classified Warrants

	Three Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Change in fair value of liability classified warrants	$—	$(33,947)	$33,947	(100)%

Change in fair value of liability classified warrants expense was $33.9 million for the three months ended September 30, 2021 as a result of the change in fair value of liability classified warrants assumed in connection with the Business Combination that were redeemed by January 31, 2022 and the preferred stock warrants that were exercised in the third quarter of 2021. The Company had no liability classified warrants as of September 30, 2022.

Other Income (Expense), Net

	Three Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Other income (expense), net	$622	$(450)	$1,072	(238)%

Other income increased by $1.1 million, or 238%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Benefit (Provision) for Income Taxes

	Three Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Benefit (provision) for income taxes	$(1,693)	$1,684	$(3,377)	(201)%

We recorded income tax expense of $1.7 million for the three months ended September 30, 2022 and a tax benefit of $1.7 million for the three months ended September 30, 2021. The effective tax rate was (5.1)% for the three months ended September 30, 2022, compared to 1.9% for the three months ended September 30, 2021. The effective tax rate differs from the federal statutory rate due primarily to a full valuation allowance against our U.S. deferred tax assets, as well as the impact of discrete items that may occur in any given year but which are not consistent from year-to-year.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table sets forth our consolidated statements of operations information and data as a percentage of revenue for the nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Nine Months Ended September 30,
	2022		2021
	$	%	$	%
Revenues	$159,234	100.0%	$34,759	100.0%
Cost of revenues	142,074	89.2%	43,337	124.7%
Gross profit (loss)	17,160	10.8%	(8,578)	(24.7)%
Operating expenses:
Research and development, net	50,150	31.5%	29,797	85.7%
Selling, general and administrative	64,991	40.8%	39,347	113.2%
Total operating expenses	115,141	72.3%	69,144	198.9%
Operating loss	(97,981)	(61.5)%	(77,722)	(223.6)%
Other income (expense):
Interest expense, net	(6,907)	(4.3)%	(3,377)	(9.7)%
Loss on foreign exchange	(3,947)	(2.5)%	(389)	(1.1)%
Change in fair value of liability classified warrants	13,482	8.5%	(39,424)	(113.4)%
Other income (expense), net	625	0.4%	(583)	(1.7)%
Total other income (expense), net	3,253	2.1%	(43,773)	(125.9)%
Loss before income taxes	(94,728)	(59.4)%	(121,495)	(349.5)%
Benefit (provision) for income taxes	(4,008)	(2.5)%	979	2.8%
Net loss	$(98,736)	(61.9)%	$(120,516)	(346.7)%

Revenues

	Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Revenues	$159,234	$34,759	$124,475	358%

Revenue increased by $124.5 million, or 358%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Launch services revenue was $48.7 million for the nine months ended September 30, 2022, an increase of $23.5 million, or 93%, primarily due to a higher launch cadence, with seven launch missions completed in the nine months ended September 30, 2022, versus four launch mission completed in the nine months ended September 30, 2021. Space systems revenue was $110.6 million for the nine months ended September 30, 2022, an increase of $101.0 million, or 1,057%, with $85.9 million of that growth due to the acquisitions that closed in the fourth quarter of 2021 and first quarter of 2022 and strength in our organic space system products and services that contributed $15.1 million.

Cost of Revenues

	Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Cost of revenues	$142,074	$43,337	$98,737	228%

Cost of revenues increased by $98.7 million, or 228%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Launch Service cost of revenues was $52.6 million in the nine months ended September 30, 2022, an increase of $12.4 million or 31%, primarily due to the higher launch cadence referenced above. Space systems cost of revenue was $89.5 million in the nine months ended September 30, 2022, an increase of $86.4 million or 2,767%, primarily due to the acquisitions that closed in the fourth quarter of 2021 and first quarter of 2022. Cost of revenues were also impacted by an increase in stock-based compensation of $5.6 million. Cost of revenues for the nine months ended September 30, 2022 decreased to 89% of total revenue as compared to 125% during the nine months ended September 30, 2021.

Research and Development, Net

	Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Research and development, net	$50,150	$29,797	$20,353	68%

Research and development expense increased by $20.4 million, or 68%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to a $9.8 million increase in stock-based compensation, $2.2 million in amortization of purchased intangibles, personnel and prototyping related to Neutron development, and increased labor and prototype spend focused on broadening our spacecraft component product portfolio.

Selling, General and Administrative

	Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Selling, general and administrative	$64,991	$39,347	$25,644	65%

Selling, general and administrative expense increased by $25.6 million, or 65%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to a $5.3 million increase related to ASI performance reserve payments, a $3.8 million increase in stock-based compensation, $2.8 million increase of amortization of purchased intangibles, increased costs associated with being a public company including higher staff costs, director and officer insurance, facility related expense and third-party services, and increased expense due to the acquisitions that closed in the fourth quarter of 2021 and first quarter of 2022.

Interest Expense, Net

	Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Interest expense, net	$(6,907)	$(3,377)	$(3,530)	105%

Interest expense increased by $3.5 million, or 105%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to the $100.0 million borrowed on June 10, 2021 under the Hercules Capital Secured Term Loan, which bears (i) cash interest at the greater of (a) 8.15% or (b) 8.15% plus the prime rate minus 3.25% and (ii) payment-in-kind interest of 1.25% which is accrued and added to the outstanding principal balance.

Loss on Foreign Exchange

	Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Loss on foreign exchange	$(3,947)	$(389)	$(3,558)	915%

Loss on foreign exchange increased by $3.6 million, or 915%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to fluctuations in the foreign exchange of the New Zealand Dollar and its impact on our New Zealand intercompany loan denominated in New Zealand Dollar. On July 1, 2022 the Company determined the New Zealand intercompany loan was not expected to be repaid and started recording foreign exchange impact on this intercompany loan to foreign currency translation adjustments.

Change in Fair Value of Liability Classified Warrants

	Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Change in fair value of liability classified warrants	$13,482	$(39,424)	$52,906	(134)%

Change in fair value of liability classified warrants income increased by $52.9 million, or 134%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily as a result of the change in fair value of liability classified warrants assumed in connection with the Business Combination that were redeemed by January 31, 2022 and the preferred stock warrants which were exercised in the third quarter of 2021. The Company had no liability classified warrants as of September 30, 2022.

Other Income (Expense), Net

	Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Other income (expense), net	$625	$(583)	$1,208	(207)%

Other income increased by $1.2 million, or 207%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Benefit (Provision) for Income Taxes

	Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Benefit (provision) for income taxes	$(4,008)	$979	$(4,987)	(509)%

We recorded income tax expense of $4.0 million for the nine months ended September 30, 2022 and a tax benefit of $1.0 million for the nine months ended September 30, 2021. The effective tax rate was (4.2)% for the nine months ended September 30, 2022, compared to 0.8% for the nine months ended September 30, 2021. The effective tax rate differs from the federal statutory rate due primarily to a full valuation allowance against our U.S. deferred tax assets, as well as the impact of discrete items that may occur in any given year but which are not consistent from year-to-year.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, bank debt, research and development grant proceeds, and cash flows from the sale of our products and services. As of September 30, 2022, we had $333.3 million of cash and cash equivalents and $179.2 million of marketable securities. Our primary requirements for liquidity and capital are investment in new products and technologies, the expansion of existing manufacturing facilities, working capital, debt service, acquisitions of complementary businesses, products or technologies and general corporate needs. Historically, these cash requirements have been met through the net proceeds we received through private sales of equity securities, borrowings under our credit facilities, net proceeds received in the Business Combination and payments received from customers.

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
•
operate as a public company.

Indebtedness

Hercules Capital Secured Term Loan

On June 10, 2021, the Company entered into a $100 million secured term loan agreement with Hercules Capital, Inc. (the “Hercules Capital Secured Term Loan”) and borrowed the full amount under the secured term loan agreement. The term loan has a maturity date of June 1, 2024 and is secured by substantially all of the assets of the Company. Payments due for the term loan are interest-only until the maturity date with interest payable monthly in arrears. The outstanding principal bears (i) cash interest at the greater of (a) 8.15% or (b) 8.15% plus the prime rate minus 3.25% and (ii) payment-in-kind interest of 1.25% which is accrued and added to the outstanding principal balance. Prepayment of the outstanding principal is permitted under the loan agreement and subject to certain prepayment fees. In connection with the secured term loan, the Company paid an initial facility charge of $1 million and the Company will be required to pay an end of term charge of $3.25 million upon repayment of the loan. The secured term loan agreement contains customary representations, warranties, non-financial covenants, and events of default. The Company is in compliance with all debt covenants related to its long-term borrowings as of September 30, 2022. As of September 30, 2022, there was $102.2 million outstanding under the Hercules Capital Secured Term Loan, of which $2.9 million was classified as current in the Company’s condensed consolidated balance sheets, with the remainder classified as a long-term borrowing. As of September 30, 2022, the Company had no availability under the Hercules Capital Secured Term Loan.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$(87,592)	$(49,877)
Investing activities	(272,856)	(11,447)
Financing activities	1,569	801,779
Effect of exchange rate changes	3,091	(599)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(355,788)	$739,856

Cash Flows from Operating Activities

Net cash used in operating activities was $87.6 million for the nine months ended September 30, 2022 consisted of $98.7 million in operating loss, $56.8 million in non-cash expense and $45.7 million in cash used in operating assets and liabilities. Included in the non-cash expense are $43.3 million in stock-based compensation expense, $21.6 million in depreciation and amortization and $13.5 million in liability-classified warrant income. Included in the cash used in operating assets and liabilities are $30.8 million increase in accounts receivable, $26.4 million increase in contract liabilities, $17.6 million increase in inventory, and $17.2 million increase in prepaids and other assets.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2022 of $272.9 million was primarily driven by purchases of marketable securities of $179.9 million, cash paid for SolAero of $65.1 million and capital equipment and infrastructure investments of $27.4 million. These investments included the build-out of secure office and spacecraft manufacturing lab areas in our Long Beach, California headquarters, which will be used to support classified government programs, Launch Complex 1 in Mahia, New Zealand, where we have now completed our second launch pad and are in process of adding additional support facilities to support launch operations and safety, and our propulsion development and test facility near Auckland, New Zealand, which consolidates and supports all Electron and Photon related engine testing.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2022 of $1.6 million was primarily related to $7.3 million of net proceeds from our equity offerings which includes proceeds from sale of employees restricted stock units to cover taxes, stock options and employee stock purchase plan and applicable tax withholdings and payments, offset by $5.5 million payment of contingent consideration related to our ASI acquisition.

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

Interest Rate Risk

As of September 30, 2022, we had cash and cash equivalents of $333.3 million, comprised primarily of operating accounts and money market instruments and $179.2 million invested in marketable securities, comprised of commercial paper, corporate debt securities, bank certificates of deposit, U.S. Treasury bills and notes and asset backed securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Impact of Inflation

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures it could diminish our credit availability and liquidity, leading to us not being able to fully offset such higher costs. Our inability or failure to do so could harm our business, financial condition, and results of operations.

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

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective as of September 30, 2022 as a result of the material weaknesses discussed below.

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

ROCKET LAB USA, INC.

November 9, 2022	By:	/s/ Peter Beck
Peter Beck
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

November 9, 2022	By:	/s/ Adam Spice
Adam Spice
Chief Financial Officer
(Principal Financial and Accounting Officer)