Form 10-K
period 2022-12-31
Rocket Lab USA, Inc.
filed 2023-03-07
CIK 1819994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $946.9 million (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each other person who may be deemed to be an affiliate of the registrant have been excluded from the computation. This determination of affiliate status with respect to the foregoing calculation is not necessarily a conclusive determination for other purposes.

As of March 3, 2023, the registrant had 477,649,258 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated by reference to the registrant’s proxy statement or the Proxy Statement, for the 2023 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. The information included in this Annual Report on Form 10-K has been provided by us and our management, and such forward-looking statements include statements relating to the expectations, hopes, beliefs, intentions or strategies regarding the future of Rocket Lab USA, Inc. (the “Company” or “Rocket Lab”) and its management team. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “could,” “expect,” “intends,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments and their potential effects on Rocket Lab. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described below and under the heading “Risk Factors.”

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
•
our inability to utilize our launch pads at our private launch complex in Mahia, New Zealand or at NASA’s Wallops Flight Facility, at Wallops Island, Virginia with sufficient frequency to support our launch cadence and future related revenue growth expectations;
•
changes in the competitive and highly regulated industries in which we operate, variations in operating performance across competitors, changes in laws and regulations affecting our business and changes in our capital structure;
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
•
the inability to comply with, and costs associated with complying, any applicable U.S. government contract regulations, which could result in loss of contract opportunities, contract modifications or termination, assessment of penalties and fines, and suspension or debarment from U.S. government contracting or subcontracting;
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
•
fluctuations in foreign exchange rates;
•
the ability to implement our business plans, forecasts and other expectations, including the integration of recently acquired businesses, and to identify and realize additional opportunities;
•
the risk of downturns in government and commercial launch services and spacecraft industries;
•
our ability to anticipate changes in the markets for rocket launch services, mission services, spacecraft and spacecraft components;

i

•
macroeconomic conditions resulting from the global pandemic related to the novel coronavirus (“COVID-19”);
•
the inability to maintain effective internal controls;
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
•
the effect of the COVID-19 or other pandemic on the foregoing, including potential delays in the timing of launches due to government lock-downs, including travel restrictions or other factors impacting travel; and
•
other factors detailed under the section of this Annual Report on Form 10-K entitled “Risk Factors.”

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the COVID-19 outbreak or other global crises and/or any response to such a crisis and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Unprecedented commercial investment and government expenditures are driving rapid growth in the space economy. As one of select few commercial companies delivering regular access to orbit, our proven launch vehicle, spacecraft technology and global infrastructure uniquely position us to grow this dynamic market. Advances in technologies, materials and components have led to miniaturization of spacecraft and a significant reduction in cost and time-to-market, concurrent with the increase in demand for space applications such as communications, remote sensing, Earth observation, meteorology and navigation. We provide customers with frequent, reliable and cost-effective access to orbit for this new generation of small spacecraft with Electron, a fully carbon composite launch vehicle powered by Rutherford, our electric turbopump 3D printed engines. Since our first Electron launch in 2017 through December 31, 2022, we have delivered 152 spacecraft to space across 29 successful orbital missions for commercial and government customers, including the United States (“U.S.”) Department of Defense (“DoD”), the National Aeronautics and Space Administration (“NASA”), the Defense Advanced Research Projects Agency (“DARPA”) and the National Reconnaissance Office (“NRO”), and a number of domestic and international commercial spacecraft operators including Blacksky Holdings, Canon, Kinéis, Capella Space, Planet, OHB Group and Synspective. In 2022, Electron was the second most frequently launched rocket by companies operating in the United States and maintained us as the fourth most frequent launcher globally.

Rocket Lab’s frequent launch cadence has been enabled through innovative manufacturing techniques for Electron, including 3D printing and automation, but production is only part of the formula for frequent and reliable launch. We believe our launch infrastructure is a key part of our success. We currently operate a private launch complex located in Mahia, New Zealand, which we refer to as Launch Complex 1 (“LC-1”). This launch complex is supported by a bi-lateral treaty between the United States and New Zealand governments that enables us to use U.S. launch and spacecraft technology for launches at LC-1 that otherwise would not be permitted for launches from foreign soil. This treaty provides us with a competitive advantage over other companies launching rockets from outside the U.S. that do not have the benefit of such a treaty. Additionally, by operating our own private launch complex, we do not have to share the launch complex with other launch providers and, subject to obtaining required regulatory clearances for launches, have complete control over launch schedule and availability. LC-1 serves as our high-volume launch complex with two operational launch pads following our second launch pad at LC-1 becoming operational in February 2022, capable of supporting up to 120 missions every year. We also operate a dedicated launch pad at NASA’s Wallops Flight Facility, at Wallops Island, Virginia, which we refer to as Launch Complex 2 (“LC-2”). LC-2 can support 24-hour rapid call-up capability for defense needs and urgent constellation replenishment and is currently licensed to launch 12 missions per year.

Building on our strong foundation with Electron, we are now developing our Neutron launch vehicle, which we anticipate will have a payload capacity of approximately 15,000 kg for expendable launches to low Earth orbit and lighter payloads for reusable configurations and into higher orbits, and is tailored for large constellation deployments, interplanetary missions and potentially for human spaceflight. We expect constellation missions to make up an increasing percentage of small spacecraft launched, versus bespoke or one-off missions, and Neutron is tailored to meet demand from this growing market.

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

Our Competitive Strengths

Our competitive strengths include:

•
Flight Heritage – First Mover Advantage: Electron is the first small launch vehicle to establish frequent and reliable access to space with 29 successful orbital missions and 152 spacecraft deployed through December 31, 2022, and 30 successful missions as of March 7, 2023. Successfully reaching orbit repeatedly and delivering mission success across more than five years of launches demonstrates Electron as a mature launch vehicle, and showcases Rocket Lab’s sophisticated team and robust manufacturing infrastructure and processes. We believe this gives us a significant competitive advantage ahead of potential new market entrants to secure Rocket Lab both higher volume and market share and increasingly higher-value missions from our customers.
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
o
We believe we were the first company to 3D print an orbital rocket engine, and as of December 31, 2022 have flight heritage with over 350 engines launched to space. We leverage our unique 3D printing capabilities beyond engines, to enable ultra-rapid design and testing of new flight hardware and dramatically shorten our time-to-market; and
o
A unique kick stage that delivers spacecraft to precise and individual orbits increasing deployment flexibility and cost effectiveness for our customers. The kick stage can also be utilized as a fully-featured spacecraft, enabling hosted payload opportunities for our customers and for our own constellation applications.
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
•
Multiple Launch Complexes: Rocket Lab operates two launch pads at its private orbital launch complex, LC-1 in Mahia, New Zealand. This launch complex can support up to 120 launches every year, which is significantly more than the current annual total number of launches from all U.S. spaceports combined. By operating our own private launch complex, we have eliminated the availability issues commonly faced by other launch providers competing for a limited number of slots on shared launch complexes that they do not control. With its inaugural launch at LC-2 in January 2023, Rocket Lab made operational its second launch complex, and third launch pad located at the Mid-Atlantic Regional Spaceport within the NASA Wallops Flight Facility in Wallops Island, Virginia.
•
A complete end-to-end space solution: Providing services and data from space has traditionally meant relying on multiple suppliers and mission partners. By being able to provide launch services, spacecraft design and manufacturing services, including the vertically integrated supply of key spacecraft components, and on-orbit constellation management services, Rocket Lab provides the strategic keys to space.

Customers

Launch Services. As of December 31, 2022, we have launched and deployed 152 spacecraft for our customers, which includes government customers, such as the DoD, NASA and other U.S. government agencies. We also provide launch service to major domestic and international commercial spacecraft operators. Our launch services have been used by more than 20 organizations.

Space Systems. As of December 31, 2022, we have flight hardware and spacecraft that have flown on over 1,700 missions, including legacy missions enabled by Sinclair Interplanetary (acquired April 2020), Advanced Space Solutions, Inc (acquired October 2021), Planetary Space Corporation (acquired November 2021) and SolAero Technologies (acquired January 2022). Our Space systems solutions have been used by a diverse mix of commercial, aerospace prime contractors and government customers.

Our Growth Strategy

We are pursuing the following growth strategies:

•
Leverage our market position as the first U.S. commercially operational dedicated small launch provider with NASA Category 1 certification and 29 successful launches and 152 spacecraft deployed as of December 31, 2022, to win increasing numbers of launch services contracts and be entrusted with higher value payloads to drive an increase in our average selling price of our launch services.
•
Expand our addressable launch market with the development of the medium-lift Neutron launch vehicle, where the additional lift capacity will enable significantly higher revenue per launch.
•
Apply manufacturing scaling and cost-reduction capabilities to the production of our spacecraft components and subsystems to capture large constellation design win opportunities and increasing market share.
•
Expand our portfolio of strategic components for spacecraft by commercializing solutions developed for our launch vehicles and family of Photon spacecraft, including avionics subsystems, radios and batteries.
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
•
Leverage our cost and frequency advantaged “access to space,” enabled by our established launch assets and proven capabilities, to further penetrate the available market for on-orbit constellation management and ultimately address the space applications market, representing the largest addressable market in the space economy.

Product & Services Overview

We design and manufacture small and medium-class rockets, spacecraft and spacecraft components to support the space economy. Our launch services are used to place spacecraft into Earth orbit and escape trajectories, and utilize orbital launch vehicles that place payloads into a variety of planes/inclinations and altitude trajectories. Our spacecraft component solutions are the building blocks for spacecraft, which includes composite structures, reaction wheels, star trackers, solar solutions, radios, separation systems, command and control spacecraft software, and power solutions. Our family of Photon spacecraft is configurable for a range of low Earth orbit, medium Earth orbit, geosynchronous orbit and interplanetary missions.

•
Launch Services: We currently provide reliable and responsive launch services into low earth orbit on Electron for small spacecraft up to 300 kg. We also have Neutron, a medium-lift launch vehicle, in development to provide efficient constellation launch services for payloads up to 15,000 kg for expendable launches to low Earth orbit and lighter payloads into higher orbits. Between these two launch vehicles, we expect to have the capability of launching nearly all of the spacecraft that we expect to require launch through 2029. We can support up to 120 launch opportunities every year from LC-1, which is our private launch complex in Mahia, New Zealand and up to 12 launch opportunities every year from LC-2 at NASA’s Wallops Flight Facility, at Wallops Island, Virginia.
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

Electron is our orbital small launch vehicle that was designed to accommodate a high launch cadence business model to meet the growing and dynamic needs of our customers for small spacecraft launch services. Combining the use of innovative manufacturing technologies, including 3D printing and automation, Electron is optimized for rapid and frequent launch and has established itself as one of the most prolific and reliable launch vehicles in the market. Since its maiden launch in 2017, Electron has become the leading small spacecraft launch vehicle delivering 152 spacecraft to orbit for government and commercial customers across 29 successful orbital missions through December 31, 2022. In 2022, Electron was the second most frequently launched rocket by companies operating in the United States, and established Rocket Lab as the fourth most frequent launcher globally. Our launch services program has seen us develop many industry-leading innovations, including 3D printed electric turbo-pump rocket engines, fully carbon composite fuel tanks, a private orbital launch complex, a kick stage that can be configured to convert into a highly capable spacecraft on orbit, and the potential ability to successfully recover a stage from space, providing a path to reusability.

Electron provides tailored access to orbit for the high-growth small spacecraft market across dedicated and rideshare missions. It is capable of deploying spacecraft of up to 300 kg to low Earth orbit across a wide range of orbital inclinations from 38 to 120 degrees from our operational LC-1 in Mahia New Zealand and a wide range of orbital inclinations from 38 to 60 degrees from our operational LC-2 in Wallops Island, Virginia. Electron is also capable of delivering spacecraft to deep space and interplanetary destinations, a capability which we successfully demonstrated with the launch of a NASA mission to the Moon in support of the agency’s Artemis program, Cislunar Autonomous Positioning System Technology Operations and Navigation Experiment (“CAPSTONE”). Electron has two primary stages and an innovative third kick stage, standing at 18 meters tall, with a diameter of 1.2 meters and a lift-off mass of approximately 14,000 kg. Electron’s design includes innovative use of avionics and electrical systems, and advanced carbon-composites for its structures and propellant tanks. Carbon-composite construction decreases mass by as much as 40 percent relative to other materials, contributing to Electron’s mass-to-orbit performance. Our in-house assembly of Electron’s composite tanks and structures improves cost efficiency and supports high rates of production. Electron’s kick stage enables the spacecraft to be placed in circular orbits, which is necessary for a spacecraft to maintain consistent altitude and is capable of engine restarts to deliver multiple payloads to a range of orbits, meeting precise orbit insertion requirements, and deorbiting to avoid contributing to orbital debris, also known as space junk.

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

Electron is currently launched from our private launch complex in Mahia, New Zealand and our new launch complex at NASA’s Wallops Flight Facility, at Wallops Island, Virginia. As of December 31, 2022, Electron had successfully launched 29 times and deployed 152 spacecraft to orbit.

In March 2021, we announced plans to develop our reusable-ready medium-capacity Neutron launch vehicle which will increase the payload capacity of our space launch vehicles to approximately 15,000 kg for expendable launches to low Earth orbit and lighter payloads for reusable configurations and into higher orbits. Neutron will be tailored for commercial and U.S. government constellation launches and ultimately configurable for and capable of human space flight, enabling us to provide crew and cargo resupply to the International Space Station. Neutron will also provide a dedicated service to orbit for larger civil, defense and commercial payloads that need a level of schedule control and high-flight cadence. Neutron is expected to have the capability of launching nearly all of the spacecraft configurations that we expect to be launched through 2029 and we expect to be able to leverage Electron’s flight heritage across various vehicle subsystems designs, launch complexes and ground station infrastructure.

The medium-lift Neutron will be a two-stage launch vehicle that stands 40 meters tall with a 5-meter diameter fairing and a payload capacity of our space launch vehicles to approximately 15,000 kg for expendable launches to low Earth orbit and lighter payloads for reusable configurations and into higher orbits. Neutron will feature a reusable first stage designed to return to launch site as well as land on an ocean platform, enabling flexibility of use, higher launch cadence, and decreased launch costs for customers. Neutron launches are planned to take place from Virginia’s Mid-Atlantic Regional Spaceport located at the NASA Wallops Flight Facility. We aim to leverage existing infrastructure at the Mid-Atlantic Regional Spaceport, with the goal of lessening the incremental investments and accelerating the timeline to first launch, no earlier than the end of 2024.

Space Systems

Our space systems initiative is supported by the design and manufacture of our Photon family of small spacecraft along with a range of components, software and services for spacecraft, including composite structures, reaction wheels, star trackers, radios, separation systems, solar solutions, command and control spacecraft software, high voltage space-grade battery solutions, and additional products in development to serve a wide variety of sub-system functions. We entered this market with our acquisition of leading spacecraft components manufacturer Sinclair Interplanetary, and have since expanded our market participation with the acquisitions of Planetary Systems Corporation, SolAero Holdings, Inc. and aerospace software firm Advanced Solutions, Inc. Each of these strategic acquisitions brought incremental vertically-integrated capabilities for our own Photon family of spacecraft and also enabled Rocket Lab to deliver high-volume manufacturing of critical spacecraft components and software solutions at constellation volume and pricing to the broader spacecraft merchant market. The Photon family of spacecraft enable us to offer an end-to-end mission solution encompassing launch, spacecraft, ground services and mission operations to provide customers with streamlined access to orbit with Rocket Lab as a single mission partner.

The Photon family of spacecraft is configurable for a range of low Earth orbit, medium Earth orbit, geosynchronous orbit, and interplanetary missions. Photon is a versatile platform that can be configured to meet a broad range of our customers’ requirements. Photon can be configured to operate as the upper stage of Electron (the kick stage) during launch, then with a simple command it transitions into an operational spacecraft on orbit, eliminating the parasitic mass of deployed spacecraft and enabling full use of the fairing volume for payloads. Photon can also fly on other launch vehicles, such as our in-development Neutron launch vehicle, third party launchers, and as a secondary payload on rockets developed under the National Security Space Launch program of the U.S. Space Force. Our Photon family of spacecraft enable us to offer an end-to-end mission solution encompassing launch, spacecraft, ground services, and mission operations to provide customers with streamlined access to orbit with Rocket Lab as a single mission partner.

Our family of Photon spacecraft can be used to conduct space-related scientific research, collect imagery and other remote-sensing data about the Earth, carry out lunar and other deep space planetary missions, and to demonstrate new space technologies. Our family of Photon spacecraft can also be used in combination with Electron to deploy individual spacecraft in different orbital locations and complete constellations in a single mission. Our spacecraft are intended for commercial, defense and civil government customers, including the DoD, NASA, other U.S. government agencies, and governments worldwide. Our first Photon spacecraft was successfully launched and placed into service in August 2020 and a second operational Photon was successfully launched in March 2021. Photon was selected by NASA in 2021 for the CAPSTONE mission, which is a pathfinder for the lunar Gateway initiative of the Artemis program, which involves a mini-space station NASA intends to use as a staging point for crewed lunar landings beginning as soon as 2024. CAPSTONE was deployed on its ballistic lunar transfer trajectory to the Moon in July 2022 and in November 2022 was inserted into it near rectilinear halo orbit as planned. Photon has also been selected for interplanetary missions to Mars and Venus.

Rocket Lab’s Space Systems business also designs and manufactures a range of spacecraft components, including solar solutions, composite structures, reaction wheels, star trackers, separation systems, software and power systems, and has additional products in development to serve a wide variety of sub-system functions.

Solar solutions include a suite of vertically-integrated space solar cell, Coverglass Interconnected Cells (“CICs”) and panel products, each specifically designed for missions to low Earth orbit, medium Earth orbit and geosynchronous orbit or interplanetary applications. Rocket Lab’s space solar cell, CICs and panels are among the highest performing in the world and support civil space exploration, science, defense and intelligence, and commercial markets.

Reaction wheels are motor-driven flywheels used to store angular momentum on a spacecraft. Many spacecraft use three or four reaction wheels to provide agile 3-axis pointing control. Some configurations use a single wheel, called a “momentum wheel,” for stable Earth-pointing control. All Rocket Lab reaction wheels incorporate an onboard digital processor with speed and torque control loops. Wheels are sized by their maximum angular momentum measured in Newton-meters (“Nm”). We make a large number of different wheel sizes, ranging from 3 mNm to 12 Nms. Bigger spacecraft require bigger and more costly wheels, with determination of the correct size of wheel for a particular spacecraft requiring detailed engineering analysis.

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

Many of our business development team members have previously worked for government agencies and large institutional space and technology companies. They have in-depth knowledge and understanding of the industry and can draw on a vast network of contacts to support business development. With 29 successful orbital missions and 152 spacecraft deployed through December 31, 2022, and a growing number of Rocket Lab spacecraft components operating on orbit, our team has a high-level of insight into customer requirements and evolving industry trends, putting us in a strong position to ensure our products and services meet customer needs.

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

Our engineering teams across New Zealand, the United States, and Canada address all key areas of launch vehicle build, payload integration, launch operations, ground segment communications, on orbit spacecraft operations management, and spacecraft component design and manufacturing. Key areas of technical focus include composite structures, additive manufacturing, machining, avionics and power systems, propulsion assembly and test, spacecraft system design assembly and test, solar cell foundry through panel design and manufacturing, printed circuit-board design, optics integration, guidance and navigation, attitude direction and command and control, amongst other engineering focus areas.

These teams are supported by centralized planning and program management functions that guide significant projects across Rocket Lab for consistency and visibility. We leverage sophisticated product lifecycle management software tools, computer-aided design systems and business processes to drive efficiency and better manage the entire product lifecycle, including designing, sourcing and building the products that enable our launch services and end-product deliveries.

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

Manufacturing, Assembly and Launch Operations

Rocket Lab conducts global operations in support of its research and development manufacturing, assembly and launch operations. We have our Rutherford engines and avionics manufacturing facilities in Long Beach, California, composite manufacturing, high-voltage battery systems, launch vehicle integration and propulsion testing in Auckland, New Zealand, space solar cell through panel production in Albuquerque, New Mexico and launch complexes in Mahia, New Zealand and Wallops Island, Virginia. We strive to instill a manufacturing culture of continuous improvement and leverage best practices in quality control and worker safety across our facilities and have achieved Category-1 certification by the NASA Launch Services Program. We possess differentiated in-house rapid prototyping capabilities to support both research and development initiatives and to accelerate time-to-market benefits for critical production ramps. These capabilities include computer numerically controlled machining stations, balancing machines and 3D printers and related expertise.

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

Our Rutherford engine and avionics production activities are conducted out of our Long Beach facility, as is the case for Neutron’s Archimedes engine and avionics design and production activities. We designed our manufacturing technology and processes to operate and scale efficiently as we grow and expand our business. Our proprietary manufacturing processes, which include specialized automated equipment, is comprised of three primary steps; (i) additive manufacturing, (ii) machining and (iii) assembly of complete engines and avionics subsystems. Our Long Beach facility is also home to a Photon satellite design and production activities, in addition to a Mission Operations Center from which our team conducts on-orbit operation of our family of Photon spacecraft.

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

LC-2 represents a new responsive launch capability within the United States. The complex was designed to support both commercial and U.S. government launch services and once operational is licensed to support 12 missions per year. The site can support launches to inclinations between 38 and 60 degrees. In addition to the dedicated launch pad for Electron, Rocket Lab also operates an Integration and Control Facility within the Wallops Research Park. This facility is dedicated to secure vehicle and payload processing facilities. The facility can process several Electron launch vehicles and customer spacecraft concurrently, enabling rapid and responsive launch opportunities and parallel launch campaigns. We have built out all of the physical infrastructure that we need in order to use this launch complex and on January 24, 2023, we successfully launched our first Electron from NASA Wallops Flight Facility.

Albuquerque, New Mexico Solar Cell Production Facility

Our solar cell through panel production activities are conducted out of our Albuquerque, New Mexico facility. From this location we conduct research and development and design and manufacturing of solar cell production. We conduct these operations at two nearby leased buildings comprising an approximately 160,000 square foot production and research and development complex in Albuquerque, New Mexico. We have a ground lease for one building that expires on September 18, 2050 and the lease on the second building that expires on May 31, 2042.

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
•
companies providing spacecraft solutions, such as Airbus, Lockheed, Boeing, General Atomics, General Dynamics, Maxar Technology, Northrop Grumman, Raytheon Technologies, Thales Alenia Space, Astro Digital, Tyvak and York Space Systems; and
•
companies providing spacecraft components in the commercial marketplace, such as Ball Aerospace, Raytheon, Collins Aerospace, Bradford Space, Honeywell Aerospace, GOMSpace, Redwire and Beyond Gravity.

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

As of December 31, 2022, we held approximately 200 issued U.S. patents and more than 90 issued foreign patents. Our U.S. issued patents expire between 2026 and 2040. As of December 31, 2022, we held approximately 12 registered trademarks in the United States, including the Rocket Lab mark, and also held approximately 22 registered trademarks in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property. We intend to continue to file additional patent applications with respect to our technology.

Human Capital

As of December 31, 2022, we had approximately 1,400 full-time permanent employees across the globe. We believe the positive relationship we have with our employees and our strong culture of collaboration and innovation differentiate us and are key drivers of our business success. Our employees are not subject to collective bargaining agreements.

Culture

At Rocket Lab we strive to emphasize a culture where we work hard and bond together. As an example, this competitive and celebratory spirit is best on display during our annual Rocket Challenge and employee awards. Blended teams across the company’s divisions put down their tools, pick up craft supplies and hot glue, and get together across Rocket Lab’s sites to quickly build and launch the competition’s most impressive new small rocket. Quick thinking, innovative craftsmanship, and camaraderie are core to the competition, and hovercrafts, propulsive boats, planes, and helicopters have all been the result. The day is finished with honoring Rocket Lab staff with exclusive long service Rocket Lab aerospace coins, and by celebrating the winners of Rocket Lab’s annual staff award alongside hundreds of Rocket Lab employees. Competition is especially high for employees with the technological skills and experience necessary to support our business, and we believe this culture and employee experience enhances our ability to recruit and retain employees and keep them engaged in the interesting work that supports our mission.

Safety

Rocket Lab has robust health and safety policies, systems, and processes across the business to enable a safe working environment. Supported by the executive leadership team, Rocket Lab employees are empowered to make decisions and take steps to ensure they maintain a safe and healthy workplace for themselves, colleagues and our business.

Diversity, Equity and Inclusion

Diversity unlocks innovation. Different experiences, knowledge, and cultures come together to generate new ways of doing things and new ideas, and we’re committed to attracting and engaging a global team that reflects the diversity of the missions we launch and the communities where we live and work. At the internship level, Rocket Lab has set a target of 50% women in its annual internship intake. Rocket Lab is also a host institution for the Brooke Owens Fellowship, which provides paid internships and executive mentorship for undergraduate women and gender-minority students in aerospace. Our workplace culture places priority on people feeling welcomed, valued, and respected, and we’ve backed this commitment with goals, policies, and initiatives to increase women and minority hires throughout our teams.

Talent

Our Rocket Lab team members are incredibly talented. Our success has come from doing things differently by highly-capable people with various experiences, and so our talent strategy focuses on growing from within. Rocket Lab provides leadership training opportunities across the company, including external courses, tailored specifically for women moving into leadership positions. We continue to have a strong focus on promoting internally where we can and supporting staff early in their careers in their ambition to grow and take on more challenging work.

Governmental Regulation

Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings and competitive position, which can be material. We incur or will incur costs to monitor and take actions to comply with governmental regulations that are or will be applicable to our business, which include, among others, federal securities laws and regulations, applicable stock exchange requirements, export and import control, economic sanctions and trade embargo laws and restrictions and regulations of the U.S. Department of Transportation, Federal Aviation Administration (“FAA”), the New Zealand Space Agency and other government agencies in the United States, Canada, and New Zealand. See “Risk Factors–Risks Relating to Our Business” for a discussion of material risks to us, including, to the extent material, to our competitive position, relating to governmental regulations, and see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” together with our consolidated financial statements, including the related notes included therein, for a discussion of material information relevant to an assessment of our financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have upon our capital expenditures and earnings.

Corporate Information

Our corporate headquarters are located at 3881 McGowen Street, Long Beach, California 90808, and our telephone number is (714) 465-5737. Our website is located at www.rocketlabusa.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) will be made available free of charge on our website as soon as reasonably practicable after we electronically file these materials with, or furnish it to, the SEC on their website located at www.sec.gov. The contents of our website are not incorporated into this Annual Report on Form 10-K, and our reference to the URL for our website is intended to be an inactive textual reference only. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K.

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
•
We have a history of losses, we anticipate increasing operating expenses and capital expenditures in the future, and we may not be able to achieve and, if ever achieved, maintain profitability.
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
•
We may not be successful in developing new technology, including our Neutron launch vehicle and the technology we are successful in developing may not meet the needs of our customers or potential new customers.
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
•
We may require additional capital to support business growth, and this capital might not be available on company favorable terms, if at all, or may be available only by diluting existing stockholders.
•
As a private company, prior to the Business Combination, we were not required to document and test our internal controls over financial reporting nor had our management been required to certify the effectiveness of our internal controls and our auditors have not been required to opine on the effectiveness of our internal control over financial reporting. We previously identified material weaknesses in our internal control over financial reporting. Although we believe these material weaknesses have been remediated, we cannot provide assurances that additional material weaknesses, or significant deficiencies, will not occur in the future, which could have a significant adverse effect on our business and the price of our common stock.
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

We have experienced, and may continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. Additionally, our organizational structure is becoming more complex as we scale our operational, financial and management controls, as well as our reporting systems and procedures. For example, our headcount has grown from approximately 526 employees as of December 2019 to approximately 1,400 employees as of December 31, 2022, and we have expanded across all areas of our business, including by way of acquisitions.

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

Our revenue was $211.0 million, $62.2 million and $35.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. In future periods, we may not be able to generate or sustain revenue growth. Our revenue growth has been and may continue to be affected by the COVID-19 pandemic. We believe our success and revenue growth depends on a number of factors, including, but not limited to, our ability to:

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

We have a history of losses, we anticipate increasing operating expenses and capital expenditures in the future, and we may not be able to achieve and, if ever achieved, maintain profitability.

We experienced net losses of $135.9 million, $117.3 million and $55.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. We expect to continue to incur net losses for the next several years and we may not achieve or maintain profitability in the future. Because the markets for rocket launch services, mission services, spacecraft and spacecraft components are evolving, it is difficult for us to predict our future results of operations or the limits of our market opportunity. In addition, our customers for whom we provide these products and services may experience delays or technical challenges with their products and services that limit or delay our expected revenue and future growth opportunities from those customers. We expect our operating expenses and capital expenditures to significantly increase as we make significant investments, expand our operations and infrastructure, develop and introduce new technologies, and hire additional personnel. These efforts may be more costly than we expect and may not result in revenue growth or increased efficiency. In addition, as we grow as a public company, we will continue to incur additional significant legal, accounting, and other expenses that we did not incur as a private company. If our revenue does not increase to offset these expected increases in our operating expenses, we will not be profitable in future periods. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations, and financial condition could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our common stock to decline.

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

During 2022, 2021 and 2020, approximately 17%, 8% and 25%, respectively, of our total annual revenues were derived from contracts with the U.S. government and its agencies or from subcontracts with other U.S. government contractors. Our contracts with the U.S. government are fixed-price contracts. Under firm fixed-price contracts, work performed and products shipped are priced at a fixed amount without adjustment for actual costs incurred in connection with the contract. Therefore, we bear the risk of loss if costs increase.

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

For the year ended December 31, 2022, our top five customers together accounted for approximately 37% of our revenues and our top five backlog customers accounted for approximately 62% of our backlog as of December 31, 2022. Our customers could experience a downturn in their business or find themselves in financial difficulties, which could result in their ceasing or reducing their use of our services or becoming unable to pay for services they had contracted to buy. In addition, some of our customers’ industries are undergoing significant consolidation, and our customers may be acquired by each other or other companies, including by our competitors. Such acquisitions could adversely affect our ability to sell services to such customers and to any end-users whom they serve. Some customers have in the past defaulted, and our customers may in the future default, on their obligations to us due to bankruptcy, lack of liquidity, operational failure, or other reasons. Such defaults could adversely affect our revenues, operating margins and cash flows. If our contracted revenue backlog is reduced due to the financial difficulties of our customers, our revenues, operating margins, and cash flows would be further negatively impacted.

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

We may not be successful in developing new technology, including our Neutron launch vehicle, and the technology we are successful in developing may not meet the needs of our customers or potential new customers.

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

We may also face competition in the future from emerging low-cost competitors. Competition in the rocket launch, spacecraft, spacecraft services and spacecraft component businesses is highly diverse, and while our competitors offer different products and services, there is often competition for contracts.

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

Our results of operations are materially affected by economic and political conditions in the United States and internationally, including inflation, deflation, interest rates, recession or fears of recession, availability of capital, energy and commodity prices, the availability and cost of labor, trade laws and the effects of governmental initiatives to manage economic conditions. Current or potential customers may delay or decrease spending on our products and services as their business and/or budgets are impacted by economic conditions. The inability of current and potential customers to pay us for our products and services may adversely affect our earnings and cash flows.

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

The manufacturing, testing, launching and operation of launch vehicles and spacecraft involves complex processes and technology. Our launch vehicles and spacecraft employ advanced technologies and sensors that are exposed to severe environmental stresses that have and could affect the performance of our launch vehicles. Hardware component problems and software issues could lead to deterioration in performance or loss of functionality of a launch vehicle and spacecraft. In addition, human operators may execute improper commands that may negatively impact a launch vehicle’s or spacecraft performance. Exposure of our launch vehicles and spacecraft to an unanticipated catastrophic event, such as collision with space debris, could reduce the performance of, or completely destroy, the affected launch vehicle and spacecraft. For example, as of December 31, 2022, we have had 29 successful orbital missions and two failed customer launches, which occurred in July 2020 and May 2021. In July 2020, the failed launch resulted from a battery related power-supply issue on the second stage propulsion system. In May 2021, our failed launch resulted from a second stage engine computer malfunction. The failed missions resulted in the loss of all payloads onboard and prevented us from conducting future launches until we had investigated the cause of the failures and obtained authorization from the Federal Aviation Administration to resume launches, which, in each case, took slightly less than three weeks.

We may experience other problems with our launch vehicles or spacecraft that may reduce their performance and we cannot provide assurances that our spacecraft will continue to operate successfully in space throughout their expected operational lives. Even if a spacecraft is operated properly, technical flaws in that spacecraft’s sensors or other technical deficiencies or anomalies could significantly hinder its performance. During any period of time in which a type of launch vehicle or spacecraft is not operational, we may lose most or all of the revenue that otherwise would have been derived from it. Our inability to repair or replace a defective type of launch vehicle or spacecraft, or correct any other technical problem in a timely manner could result in a significant loss of revenue. If a launch vehicle or spacecraft experiences a significant anomaly such that its type is no longer operational, it would significantly impact our business, prospects and profitability. Additionally, any launch failures could damage our reputation and ability to obtain future customers for our launch services, prevent us from receiving any payments contingent on a successful launch and increase our insurance rates, which could have a material adverse effect on our business and prospects.

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

A prolonged period of generating lower cash from operations could adversely affect both our financial condition and the achievement of our strategic objectives. Additionally, these adverse financial conditions could make it difficult to raise additional equity capital or borrow funds as needed on acceptable terms, if at all, and could negatively impact any credit rating we may then have and could adversely affect our cost of funds, liquidity, and access to capital markets. The current market volatility may also impact investment performance and our expected asset valuations and returns, which could materially impact the calculation of long-term liabilities. We expect that the longer the COVID-19 pandemic, including its economic disruption, continues, the greater the adverse impact on our business operations, financial performance, and results of operations could be. Given the tremendous uncertainties and variables, we cannot at this time predict the further or future impact of the COVID-19 pandemic, or any future pandemic, but any one could have a material adverse impact on our business, financial position, results of operations, and/or cash flows.

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

Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, financial and other personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition and results of operations. We face intense competition for qualified individuals from numerous companies. Often, significant amounts of time and resources are required to train technical, sales and other personnel. Qualified individuals are in high demand. We may incur significant costs to attract and retain them, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, and we may be required to pay increased compensation in order to do so. If we are unable to attract and retain the qualified personnel we need to succeed, our business would suffer. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

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

We are exposed to foreign exchange risk as certain of our expenses and liabilities are required to be paid in currencies other than the U.S. dollar, primarily the New Zealand dollar, and are translated into U.S. dollars for the purposes of compiling our consolidated financial statements. During 2022, approximately 31% of our cash expenditures, or $44 million, were denominated in foreign currencies, whereas primarily all of our revenues were denominated in U.S. dollars. In addition, we generally maintain our cash and cash equivalents in U.S. dollars or investments denominated in U.S. dollars. Fluctuations in foreign exchange rates, which can be unpredictable, could result in disproportion increases in our expenses and future liabilities as compared to our revenue and current assets. We do not currently, but may in the future, use hedging strategies or seek to maintain a greater portion of our cash and cash equivalents in foreign currencies or investments denominated in foreign currencies to manage and minimize the impact of exchange rate fluctuations on our financial statements. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs, or illiquid markets.

We may require additional capital to support business growth, and this capital might not be available on company favorable terms, if at all, or may be available only by diluting existing stockholders.

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

As a private company, prior to the Business Combination, we were not required to document and test our internal controls over financial reporting nor had our management been required to certify the effectiveness of our internal controls and our auditors have not been required to opine on the effectiveness of our internal control over financial reporting. We previously identified material weaknesses in our internal control over financial reporting. Although we believe these material weaknesses have been remediated, we cannot provide assurances that additional material weaknesses, or significant deficiencies, will not occur in the future, which could have a significant adverse effect on our business and the price of our common stock.

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

We previously identified material weaknesses in our internal control over financial reporting. We did not maintain an effective control environment as we did not maintain a sufficient complement of accounting and financial reporting resources commensurate with our financial reporting requirements. To address this material weakness, we implemented a formal risk assessment process, implemented a training program, hired additional personnel, implemented additional review procedures and implemented information technology and application controls, among other things. While we believe these material weaknesses have been remediated as of December 31, 2022, we cannot assure you that we have identified all of our existing material weaknesses, or that we will not in the future have additional material weaknesses.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems, or the existing systems and third-party software applications that we rely on for financial reporting, do not perform as expected, we may experience further deficiencies in our controls and we may not be able to meet our financial reporting obligations.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, additional weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC commencing with this Annual Report on Form 10-K. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Stock Market LLC (“Nasdaq”).

Additionally, commencing with this Annual Report on Form 10-K, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

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

Most members of our management team have limited experience managing a publicly-traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations and financial condition.

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

During the year ended December 31, 2022, the majority of our net sales were from fixed-price contracts. Under fixed-price contracts, we agree to perform specified work for a fixed price and realize all of the profit or loss resulting from variations in the costs of performing the contract. As a result, all fixed-price contracts involve the inherent risk of unreimbursed cost overruns. To the extent we incur unanticipated cost overruns on a fixed-price contract, our profitability would be adversely affected. Future profitability is subject to risks including the ability of suppliers to deliver components of acceptable quality on schedule.

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
•
the need for U.S. government approval to operate our launch vehicles and spacecraft systems outside the United States;
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

Moreover, our insurance coverage may be inadequate to cover our liabilities related to such hazards or operational risks. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable and commercially justifiable, and insurance may not continue to be available on terms as favorable as our current arrangements. The occurrence of a significant uninsured claim, or a claim in excess of the insurance coverage limits maintained by us, could harm our business, financial condition and results of operations.

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
•
Other Government Regulations. Our ability to pursue our business activities is regulated by various agencies and departments of the U.S. government and the governments of other countries. Commercial space launch activities require licenses from the Department of Transportation and, for launches from Launch Complex 1, the New Zealand Space Agency. Our license to conduct launches at Launch Complex 2 requires certification of our flight termination system software by NASA. Radio communications for launch activities and spacecraft operations require licenses from the Federal Communications Commission and/or New Zealand Radio Spectrum Management and frequency coordination with the International Telecommunication Union. The operation of private remote sensing space systems requires a license from the Department of Commerce. Any failure to comply with these and other regulatory requirements could subject us to various penalties or sanctions and could have a significant adverse effect on our reputation, financial condition and results of operations.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, our principal facilities include our offices and production facility in Auckland, New Zealand, our offices and production facility in Long Beach, California, our propulsion test center complex in Kopuku, New Zealand, our launch complexes in Mahia, New Zealand and Wallops Island, Virginia and our solar cell production facility in Albuquerque, New Mexico. We lease or have contractual rights to access, but do not own, these facilities.

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

We also operate a launch complexes in Mahia, New Zealand and Wallops Island, Virginia. The current term of the lease agreement for our Mahia, New Zealand, launch complex expires on November 30, 2024. We have the right to renew our lease agreement for four additional terms of three years each. We have entered into an agreement providing us with rights to access the facilities, launch property and services at the Wallops Island, Virginia launch complex, which expires on September 28, 2028.

Our solar cell production activities are conducted out of our Albuquerque, New Mexico facility. From this location we conduct research and development and design and manufacturing of solar cell production. We conduct these operations at two nearby leased buildings comprising an approximately 160,000 square foot production and research and development complex in Albuquerque, New Mexico. We have a ground lease for one building that expires on September 18, 2050 and the lease on the second building that expires on May 31, 2042.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock is currently listed on the Nasdaq under the symbol “RKLB”. As of March 3, 2023, there were approximately 40 holders of record of our common stock. Such numbers do not include beneficial owners holding our securities through nominee names.

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

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, or otherwise subject to the liabilities under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph depicts the total cumulative stockholder return on our common stock from August 25, 2021, the first day of trading of our common stock on the Nasdaq, through December 31, 2022, relative to the performance of the Russell 2000 Index and the ARK Space Exploration & Innovation ETF. The graph assumes an initial investment of $100.00 at the close of trading on August 25, 2021 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

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

Electron is our orbital small launch vehicle that was designed from the ground up to accommodate a high launch rate business model to meet the growing and dynamic needs of our customers for small launch services. Since its maiden launch in 2017, Electron has become the leading small spacecraft launch vehicle delivering 152 spacecraft to orbit for government and commercial customers across 29 successful missions through December 31, 2022. In 2022, Electron was the second most frequently launched rocket by companies operating in the United States and maintained Rocket Lab as the fourth most frequent launcher globally. Our launch services program has seen us develop many industry-leading innovations, including 3D printed electric turbo-pump rocket engines, fully carbon composite first stage fuel tanks, a private orbital launch complex, a rocket stage that can be configured to convert into a highly capable spacecraft on orbit, and the potential ability to successfully recover a stage from space, providing a path to reusability.

In March 2021, we announced plans to develop our reusable-ready medium-capacity Neutron launch vehicle which will increase the payload capacity of our space launch vehicles to approximately 15,000 kg for expendable launches to low Earth orbit and lighter payloads for reusable configurations and into higher orbits. Neutron will be tailored for commercial and U.S. government constellation launches and ultimately configurable for and capable of human space flight, enabling us to provide crew and cargo resupply to the International Space Station. Neutron will also provide a dedicated service to orbit for larger civil, defense and commercial payloads that need a level of schedule control and high-flight cadence. Neutron is expected to have the capability of launching nearly all of the spacecraft configurations that we expect to be launched through 2029 and we expect to be able to leverage Electron’s flight heritage across various vehicle subsystems designs, launch complexes and ground station infrastructure.

Our space systems initiative is supported by the design and manufacture of our Photon family of small spacecraft along with a range of components, software and services for spacecraft, including reaction wheels, star trackers, radios, separation systems, solar solutions, command and control spacecraft software, high voltage space-grade battery solutions, and additional products in development to serve a wide variety of sub-system functions. We entered this market with our acquisition of leading spacecraft components manufacturer Sinclair Interplanetary, and have since expanded our market participation with the acquisitions of Planetary Systems Corporation, SolAero Holdings, Inc. and aerospace software firm Advanced Solutions, Inc. Each of these strategic acquisitions brought incremental vertically-integrated capabilities for our own Photon family of spacecraft and also enabled Rocket Lab to deliver high-volume manufacturing of critical spacecraft components and software solutions at scale prices to the broader spacecraft merchant market. The Photon family of small spacecraft, which are configurable for a range of low Earth orbit, medium Earth orbit, geosynchronous orbit and interplanetary missions enable us to offer an end-to-end mission solution encompassing launch, spacecraft, ground services and mission operations to provide customers with streamlined access to orbit with Rocket Lab as a single mission partner.

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

Neutron Production Complex

In April 2022, we broke ground on the construction of a state-of-the-art rocket production complex where certain elements of our medium class Neutron launch vehicle production will take place.

The Neutron production complex is being constructed on a 28-acre site adjacent to the NASA Wallops Flight Facility and Mid-Atlantic Regional Spaceport on Virginia’s Eastern Shore. The complex will support elements of Neutron production, assembly, and integration, and is expected to bring up to 250 highly-skilled roles to the region. Construction will also soon begin on a launch pad for Neutron at the southern end of Wallops Island, near our existing launch pad for the Electron rocket.

CAPSTONE Mission

Our role in the mission for the Cislunar Autonomous Positioning System Technology Operations and Navigation Experiment (“CAPSTONE”) took place over two phases. First, CAPSTONE was successfully launched to low Earth orbit by Electron in June 2022. At approximately 325 kg of payload mass, the mission was Electron’s heaviest lift to date. From there, our Lunar Photon spacecraft provided in-space transportation, power, and communications to CAPSTONE. This was the first use of Lunar Photon, a high energy variant of the Rocket Lab-designed and built Photon spacecraft. After six days of orbit-raising burns by Lunar Photon’s 3D printed HyperCurie engine, CAPSTONE was deployed on its ballistic lunar transfer trajectory to the Moon in July 2022 and in November 2022 was inserted into it near rectilinear halo orbit as planned.

Stennis Space Center

The Archimedes Test Complex is in development and is located within the larger A Test Complex at Stennis Space Center across a 1 million square foot area for 10 years, with an option to extend the lease for an additional 10 years. The Archimedes Test Complex will include exclusive use and development of existing industrial NASA infrastructure and the Stennis Space Center’s A-3 Test Stand to develop and test Neutron’s Archimedes reusable engines.

Constellation Contract

In February 2022, Rocket Lab was awarded a $143 million subcontract by MDA Ltd (“MDA”) contract to lead the design and manufacture of 17 spacecraft buses for Globalstar’s new Low Earth Orbit satellites. In November 2022, Rocket was selected by MDA to develop the Satellite Operations Control Center for Globalstar’s growing constellation.

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

Rocket Lab has significant operations in Auckland, New Zealand, and while some employees were able to continue their work remotely, certain business operations that require direct labor and physical presence, such as vehicle integration and testing, were suspended during this and will be again under any other Level 4 Alerts. On December 2, 2021, New Zealand replaced the Alert Level system with the COVID-19 Protection Framework. The COVID-19 Protection Framework settings allow businesses to open and operate with greater flexibility while minimizing the virus’ spread. The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict.

Ability to sell additional launch services, space systems service and spacecraft components to new and existing customers

Our results will be impacted by our ability to sell our launch services, space systems services, and spacecraft components to new and existing customers. We have successfully launched Electron 29 times delivering 152 spacecraft to orbit through December 31, 2022. Our spacecraft components have flown on more than 100 spacecraft and our family of Photon spacecraft has been selected for missions to the Moon, Mars and Venus. Our growth opportunity is dependent on our ability to expand our addressable launch services market with larger volumetric and higher mass payloads capabilities of our in-development medium-capacity Neutron launch vehicle, which will address large commercial and government constellation launch opportunities. Our growth opportunity is also dependent on our ability to win spacecraft constellation missions and expand our portfolio of strategic spacecraft components. Our ability to sell additional products to existing customers is a key part of our success, as follow-on purchases indicate customer satisfaction and decrease the likelihood of competitive substitution. To sell additional products and services to new and existing customers, we will need to continue to invest significant resources in our products and services.

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

Launch Vehicle Build-Rate and Launch Cadence

We built approximately eight launch vehicles in each of 2020 and 2021 and 12 launch vehicles in 2022. We launched seven vehicles in 2020, six vehicles in 2021 and nine vehicles in 2022. The number of launches is an indicator of our ability to convert mission awards into revenue in a timely manner and demonstrate the scalability of our launch operations. Growth rates between launches and total launch service revenue are not perfectly correlated because our total revenue is affected by other variables, such as the revenue per launch, which can vary considerably based on factors such as unique orbit and insertion requirements, payload handling needs, launch location, time sensitivity of mission completion and other factors. Although we experienced a negative impact in 2021 as a result of the COVID-19 shutdowns and restrictions on our operations discussed in more detail below under “Key Factors Affecting Our Performance—Covid-19 Considerations,” we believe that the growth in our build rate from eight vehicles in 2020 to twelve vehicles in 2022, and our launch rate from seven vehicles in 2020 to nine vehicles in 2022, in each case subsequent to such COVID-19 restrictions, is a positive indicator of our ability to scale our manufacturing operations and launch operations in support of our anticipated growth rate in the coming years.

Revenue Growth

We generated $211.0 million and $62.2 million in revenue for the years ended December 31, 2022 and 2021, respectively, representing a year-on-year increase in revenue of approximately 239%. This year-on-year increase primarily resulted from $109.1 million in contributions from acquisitions that closed in the fourth quarter of 2021 and first quarter of 2022, higher launch cadence that delivered growth of $21.7 million, and strength in our organic space system products and services representing growth of $18.0 million.

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

For the years ended December 31, 2022, 2021 and 2020, our revenue value per launch was $6.7 million, $8.1 million and $5.5 million, respectively. Meanwhile, cost per launch was $7.5 million, $9.2 million and $6.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. The decrease in cost per launch in the year ended December 31, 2022 was driven by efficiencies of scale due to increased build rate and launch cadence. The increase in cost per launch in the year ended December 31, 2021 was driven by stock based compensation charges related to the Business Combination as well as lower manufacturing absorption driven by COVID-19 impacts.

Backlog

Backlog represents future revenues that we would recognize in connection with the completion of all contracts and purchase orders that have been entered into by our customers but have not yet been fulfilled, excluding any customer options for future products or services that have not yet been exercised. Contracts for launch services and spacecraft builds typically include termination rights that may be exercised by customers upon advanced notice and payment of a specified termination fee. As of December 31, 2022, our backlog totaled $503.6 million, of which $116.2 million is related to Launch and $387.4 million is related to Space Systems.

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

Because direct labor costs and manufacturing overhead comprise a significant portion of cost of revenues, increasing our production rate resulting in greater absorption of these costs is our most critical cost reduction initiative. Increasing our production rate is a cross-functional effort involving manufacturing, engineering, supply chain and finance.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel-related expenses for our sales, marketing, supply chain, finance, legal, human resources and administrative personnel, as well as the costs of customer service, information technology, professional services, insurance, travel, allocated overhead and other marketing, communications and administrative expenses. We will continue to actively promote our products and therefore we expect to incur expenses related to sales and marketing. We also expect to further invest in our corporate organization and incur additional expenses associated with operating as a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums and compliance costs. As a result, we expect that selling, general and administrative expenses will increase in absolute dollars in future periods but decline as a percentage of total revenue over time.

Interest (expense) income, net

Interest expense consists primarily of interest expense incurred on debt and interest income consists primarily of interest income earned on our cash and cash equivalents, short-term investments balances and marketable securities.

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

Results of Operations

The following table sets forth our consolidated statements of operations information and data as a percentage of revenue for each of the periods indicated (in thousands, except percentages):

	Years Ended December 31,
	2022		2021		2020
	$	%	$	%	$	%
Revenues	$210,996	100.0%	$62,237	100.0%	$35,160	100.0%
Cost of revenues	192,006	91.0%	64,130	103.0%	46,977	133.6%
Gross profit (loss)	18,990	9.0%	(1,893)	(3.0)%	(11,817)	(33.6)%
Operating expenses:
Research and development, net	65,168	30.9%	41,765	67.1%	19,142	54.4%
Selling, general and administrative	89,026	42.2%	58,395	93.8%	23,993	68.2%
Total operating expenses	154,194	73.1%	100,160	160.9%	43,135	122.6%
Operating loss	(135,204)	(64.1)%	(102,053)	(163.9)%	(54,952)	(156.2)%
Other income (expense):
Interest income (expense), net	(7,799)	(3.7)%	(6,128)	(9.8)%	224	0.6%
Gain (loss) on foreign exchange	(4,435)	(2.1)%	(567)	(0.9)%	2,420	6.9%
Change in fair value of liability classified warrants	13,482	6.4%	(15,294)	(24.6)%	(2,417)	(6.9)%
Other income (expense), net	1,010	0.5%	(798)	(1.3)%	187	0.5%
Total other income (expense), net	2,258	1.1%	(22,787)	(36.6)%	414	1.1%
Loss before income taxes	(132,946)	(63.0)%	(124,840)	(200.5)%	(54,538)	(155.1)%
Benefit (provision) for income taxes	(2,998)	(1.4)%	7,520	12.1%	(467)	(1.3)%
Net loss	$(135,944)	(64.4)%	$(117,320)	(188.4)%	$(55,005)	(156.4)%

Comparison of the Years Ended December 31, 2022 and 2021

Revenues

	Years Ended December 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Revenues	$210,996	$62,237	$148,759	239%

Revenue increased by $148.8 million, or 239%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Launch services revenue was $60.7 million for the year ended December 31, 2022, an increase of $21.7 million, or 56%, primarily due to a higher launch cadence, with nine launch missions completed in the year ended December 31, 2022, versus six launch mission completed in the year ended December 31, 2021. Space systems revenue was $150.3 million for the year ended December 31, 2022, an increase of $127.0 million, or 546%, with $109.1 million of that growth due to the acquisitions that closed in the fourth quarter of 2021 and first quarter of 2022 and strength in our organic space system products and services that contributed $18.0 million.

Cost of Revenues

	Years Ended December 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Cost of revenues	$192,006	$64,130	$127,876	199%

Cost of revenues increased by $127.9 million, or 199%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Launch Service cost of revenues was $67.6 million for the year ended December 31, 2022, an increase of $13.8 million or 26%, primarily due to the higher launch cadence referenced above. Space systems cost of revenue was $124.4 million for the year ended December 31, 2022, an increase of $114.1 million or 1,107%, primarily due to the acquisitions that closed in the fourth quarter of 2021 and first quarter of 2022. Cost of revenues were also impacted by an increase in stock-based compensation of $7.0 million. Cost of revenues for the year ended December 31, 2022 decreased to 91% of total revenue as compared to 103% during the for the year ended December 31, 2021.

Research and Development, Net

	Years Ended December 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Research and development, net	$65,168	$41,765	$23,403	56%

Research and development expense increased by $23.4 million, or 56%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to a $11.2 million increase in stock-based compensation, personnel and prototyping related to Neutron development, and increased labor and prototype spend focused on broadening our spacecraft component product portfolio.

Selling, General and Administrative

	Years Ended December 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Selling, general and administrative	$89,026	$58,395	$30,631	52%

Selling, general and administrative expense increased by $30.6 million, or 52%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to a $5.3 million increase related to ASI performance reserve payments, a $5.0 million increase in stock-based compensation, $4.2 million increase of amortization of purchased intangibles, increased costs associated with being a public company including higher staff costs, director and officer insurance, facility related expense and third-party services, and increased expense due to the acquisitions that closed in the fourth quarter of 2021 and first quarter of 2022.

Interest Expense, Net

	Years Ended December 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Interest expense, net	$(7,799)	$(6,128)	$(1,671)	27%

Interest expense increased by $1.7 million, or 27%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to the $100.0 million borrowed on June 10, 2021 under the Hercules Capital Secured Term Loan, which bears (i) cash interest at the greater of (a) 8.15% or (b) 8.15% plus the prime rate minus 3.25% and (ii) payment-in-kind interest of 1.25% which is accrued and added to the outstanding principal balance.

Loss on Foreign Exchange

	Years Ended December 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Loss on foreign exchange	$(4,435)	$(567)	$(3,868)	682%

Loss on foreign exchange increased by $3.9 million, or 682%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to fluctuations in the foreign exchange of the New Zealand Dollar and its impact on our New Zealand intercompany loan denominated in New Zealand Dollar. On July 1, 2022 the Company determined the New Zealand intercompany loan was not expected to be repaid and started recording foreign exchange impact on this intercompany loan to foreign currency translation adjustments.

Change in Fair Value of Liability Classified Warrants

	Years Ended December 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Change in fair value of liability classified warrants	$13,482	$(15,294)	$28,776	(188)%

Change in fair value of liability classified warrants income increased by $28.8 million, or 188%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily as a result of the change in fair value of liability classified warrants assumed in connection with the Business Combination that were redeemed in January 2022 and the preferred stock warrants which were exercised in the third quarter of 2021. The Company had no liability classified warrants as of December 31, 2022.

Other Income (Expense), Net

	Years Ended December 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Other income (expense), net	$1,010	$(798)	$1,808	(227)%

Other income increased by $1.8 million, or 227% for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Benefit (Provision) for Income Taxes

	Years Ended December 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Benefit (provision) for income taxes	$(2,998)	$7,520	$(10,518)	(140)%

We recorded income tax expense of $3.0 million for the year ended December 31, 2022 and a tax benefit of $7.5 million for the year ended December 31, 2021. The effective tax rate was (2.3)% for the year ended December 31, 2022, compared to 6.0% for the year ended December 31, 2021. The effective tax rate differs from the federal statutory rate due primarily to a full valuation allowance against our U.S. deferred tax assets, as well as the impact of discrete items that may occur in any given year but which are not consistent from year-to-year.

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

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, bank debt, research and development grant proceeds, and cash flows from the sale of our products and services. As of December 31, 2022, we had $242.5 million of cash and cash equivalents and $238.5 million of marketable securities. Our primary requirements for liquidity and capital are for investment in new products and technologies, the expansion of existing manufacturing facilities, working capital, debt service, acquisitions of complementary businesses, products or technologies and general corporate needs. Historically, these cash requirements have been met through the net proceeds we received through private sales of equity securities, borrowings under our credit facilities, net proceeds received in the Business Combination and payments received from customers.
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
•
hire additional personnel;
•
obtain, maintain, expand and protect our intellectual property portfolio; and
•
continue to operate as a public company.

Indebtedness

Hercules Capital Secured Term Loan

On June 10, 2021, the Company entered into a $100 million secured term loan agreement with Hercules Capital, Inc. (the “Hercules Capital Secured Term Loan”) and borrowed the full amount under the secured term loan agreement. The term loan has a maturity date of June 1, 2024 and is secured by substantially all of the assets of the Company. Payments due for the term loan are interest-only until the maturity date with interest payable monthly in arrears. The outstanding principal bears (i) cash interest at the greater of (a) 8.15% or (b) 8.15% plus the prime rate minus 3.25% and (ii) payment-in-kind interest of 1.25% which is accrued and added to the outstanding principal balance. Prepayment of the outstanding principal is permitted under the loan agreement and subject to certain prepayment fees. In connection with the secured term loan, the Company paid an initial facility charge of $1 million and the Company will be required to pay an end of term charge of $3.25 million upon repayment of the loan. The secured term loan agreement contains customary representations, warranties, non-financial covenants, and events of default. The Company was in compliance with all debt covenants related to its long-term borrowings as of December 31, 2022. As of December 31, 2022, there was $102.9 million outstanding under the Hercules Capital Secured Term Loan, of which $2.9 million was classified as current in the Company’s consolidated balance sheets, with the remainder classified as a long-term borrowing. As of December 31, 2022, the Company had no availability under the Hercules Capital Secured Term Loan.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Net cash provided by (used in):
Operating activities	$(106,538)	$(71,791)	$(27,757)
Investing activities	(346,079)	(92,134)	(37,329)
Financing activities	2,041	799,939	21,478
Effect of exchange rate changes	4,372	2,128	(153)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(446,204)	$638,142	$(43,761)

Cash Flows from Operating Activities

Net cash used in operating activities was $106.5 million for the year ended December 31, 2022 consisted of $135.9 million in operating loss, $77.1 million in non-cash expense and $47.7 million in cash used in operating assets and liabilities. Included in the non-cash expense are $55.6 million in stock-based compensation expense, $29.9 million in depreciation and amortization and $13.5 million in liability-classified warrant income. Included in the cash used in operating assets and liabilities are $26.0 million increase in inventory, $22.7 million increase in contract liabilities, $15.1 million increase in prepaids expenses and other assets, $9.4 million increase in accounts receivable and $7.5 million increase in contract assets.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2022 of $346.1 million was primarily driven by purchases of marketable securities of $259.6 million, cash paid for acquisitions of $65.8 million, capital equipment and infrastructure investments of $42.4 million, partially offset by $21.7 million of repayments of marketable securities. These investments included the build-out of secure office and spacecraft manufacturing lab areas in our Long Beach, California headquarters, which will be used to support classified government programs, Launch Complex 1 in Mahia, New Zealand, where we have now completed our second launch pad and are in process of adding additional support facilities to support launch operations and safety, and our propulsion development and test facility near Auckland, New Zealand, which consolidates and supports all Electron and Photon related engine testing.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2022 of $2.0 million was primarily related to $7.8 million of net proceeds from our equity offerings which includes proceeds from sale of employees restricted stock units to cover taxes, stock options and employee stock purchase plan and applicable tax withholdings and payments, offset by $5.5 million payment of contingent consideration related to our acquisition of ASI.

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

Revenue Recognition

We generate revenue from launch services and space systems solutions. Launch services may be provided as a mission dedicated to a single customer or as a rideshare arrangement with multiple spacecraft from multiple customers. Space systems revenue is comprised of space engineering, program management, spacecraft components, spacecraft manufacturing and mission operations.

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

If our actual costs exceed our estimates, our margins and profits are reduced and we could incur a provision for contract loss. A provision for contract loss is when estimates of total costs to be incurred on a contract exceed total estimates of the transaction price. When this occurs, a provision for the entire loss is determined at the contract level and is recorded in the period in which the loss is evident.

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

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar, and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar. The assets and liabilities of each of our subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date and operations accounts are translated using the average exchange rate for the relevant period. Increases and decreases in the relative value of the U.S. dollar to other currencies may positively or negatively affect revenue and other operating results as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains or losses due to transactions in foreign currencies are reflected in the consolidated statements of operations under the line item “Gain (Loss) in Foreign Exchange.” Materially all of our revenues are denominated in U.S. dollars and we have not engaged in the hedging of foreign currency risk to date, although we may choose to do so in the future. As such, a 10% or greater move in exchange rates versus the U.S. dollar could have a material impact on our financial results and position.

Interest Rate Risk

As of December 31, 2022, we had cash and cash equivalents of $242.5 million, comprised primarily of operating accounts and money market instruments and $238.5 million invested in marketable securities, comprised of commercial paper, corporate debt securities, bank certificates of deposit, U.S. Treasury bills and notes and asset backed securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Impact of Inflation

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures it could diminish our margin thereby limiting our profits, especially if we are not able to fully offset such higher costs. Our inability or failure to do so could harm our business, financial condition, and results of operations.

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

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our principal executive officer and our principal financial officer, assessed the effectiveness of our internal control over financial reporting using the criteria set forth by Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of SolAero, which we acquired on January 18, 2022. Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

We recently identified material weaknesses related to systematic controls over segregation of duties for recording journal entries, limiting privileged-level access and change management for general IT systems at SolAero. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. At December 31, 2022 and for the period from acquisition through December 31, 2022, total assets and total revenues subject to SolAero’s internal control over financial reporting represented 14% and 38% of consolidated total assets and total revenues, as of and for the year ended December 31, 2022.

Deloitte & Touche LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Annual Report on Form 10-K, has issued its report on the effectiveness of the Company’s internal control over financial reporting which is included commencing at page F-1 of this Annual Report on Form 10-K and incorporated herein by reference.

Remediation Process

Management is still in the process of evaluating the identified material weaknesses at SolAero and establishing a remediation plan, but expects that its remediation efforts will involve:

•
implementing systematic controls to ensure appropriate segregation of duties;
•
implementing effective controls to limit privileged-level access; and

•
implementing effective controls to test and approve changes to IT systems before changes are put into production environment.

Remediation of Previously Reported Material Weaknesses

In connection with its assessments as of December 31, 2020 and December 31, 2021, management identified a deficiency in internal control over financial reporting that resulted in material weaknesses. The material weaknesses were related to management’s review of schedules and reconciliations, sufficiency of accounting resources and review, oversight of third-party specialists and controls over the segregation of duties and access to relevant financial reporting systems. In response to the material weaknesses in the Company’s internal control over financial reporting, management undertook remediation efforts that included:

•
implementing a formal risk assessment process to identify and evaluate risks relevant to financial reporting objectives;
•
implementing a training program addressing internal control over financial reporting, including educating control owners regarding the requirements of each control;
•
recruiting additional personnel, in addition to engaging and utilizing third party consultants and specialists to supplement our internal resources and segregate key functions within our business processes, as appropriate;
•
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

These remediation efforts resulted in remediation of previously identified material weaknesses as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

Other than the completion of remediation efforts described above and the integration of SolAero, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We expect to file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2023 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

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

The other information required by this Item is incorporated by reference from our 2023 Proxy Statement.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from our 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our 2023 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from our 2023 Proxy Statement.

The information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2023 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2023 Proxy Statement is incorporated herein by this reference.

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

3.1	Certificate of Incorporation of Rocket Lab USA, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Rocket Lab USA, Inc. on August 30, 2021).

3.2	Bylaws of Rocket Lab USA, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Rocket Lab USA, Inc. on August 30, 2021).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K filed on March 24, 2022).

10.1‡	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed by Vector Acquisition Corporation on June 25, 2021).

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

10.20+	Rocket Lab USA, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 9, 2021).

10.21‡	Form of Restricted Stock Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on November 9, 2021).

10.22‡	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on November 9, 2021).

10.23‡	Form of Restricted Stock Award Agreement for Employees (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on November 9, 2021).

10.24‡	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on November 9, 2021).

10.25‡	Form of Non-Qualified Stock Option Agreement for Employees (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed on November 9, 2021).

10.26‡	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed on November 9, 2021).

10.27‡	Rocket Lab USA, Inc. Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on August 11, 2022).

10.28‡

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

None.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Rocket Lab USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rocket Lab USA, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Contracts with products and services – Refer to Note 2 to the Financial Statements

The Company has $211 million of total revenue for the year ended December 31, 2022, of which a portion is generated from contracts that include various combinations of products and services. These contracts may contain multiple performance obligations whereby the transaction price is allocated based on the standalone selling price of each performance obligation. Revenue is recognized when or as control transfers to the customer, either over time or at a point in time. Revenue recognition for these contracts requires management judgment to determine whether products and services qualify as separate performance obligations and whether control transfer to a customer over time.

We identified the application of revenue recognition guidance to revenue contracts with various products and services as a critical audit matter because of the judgment management uses to determine performance obligations and whether control transfers over time. This requires high degree of auditor judgment and an increased extent of effort by more experienced auditors when performing audit procedures to evaluate the reasonableness of management’s identified performance obligations and whether control transfers overtime.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to identification of performance obligations and whether revenue is recognized overtime included the following, among others:

-We tested the effectiveness of controls over revenue recognition, including management’s controls over the identification of performance obligations and whether control transfers overtime.

-We assessed the reasonableness of management’s conclusions by examining contracts on a test basis and determining whether:

- products and services are capable of being distinct and are distinct within the context of the contract

- control of performance obligations are transferred over time

Acquisitions - SolAero Technologies –Developed Technology Asset – Refer to Note 4 to the Financial Statements

The Company completed the acquisition of SolAero Technologies for $80 million on January 18, 2022. The Company accounted for this acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including developed technology of $10.7 million. Management estimated the fair value of the developed technology asset using the multi-period excess earnings method, which is a form of the income approach. The fair value determination of developed technology required management to make significant estimates and assumptions related to future cash flows and the selection of the discount rate.

We identified the developed technology asset for SolAero Technologies as a critical audit matter because of the significant estimates and assumptions management makes to fair value this asset. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecast of future cash flows and the selection of the discount rate for the developed technology asset.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecast of future cash flows and the selection of the discount rate for the developed technology asset included the following, among others:

-We tested the effectiveness of controls over the valuation of the developed technology asset, including management's controls over the forecast of future cash flows and the selection of the discount rate.

-We assessed the reasonableness of management’s forecast of future cash flows by comparing the projections to historical results, certain peer companies, and industry data.

-We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.

-With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and discount rate by:

- testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.

- developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 7, 2023

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Rocket Lab USA, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Rocket Lab USA, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 7, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at SolAero Holdings, Inc. (“SolAero”), which was acquired on January 18, 2022, and whose financial statements constitute 14% of total assets and 38% revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at SolAero.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 7, 2023

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

(in thousands, except share and per share values)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$242,515	$690,959
Marketable securities, current	229,276	—
Accounts receivable, net	36,572	13,957
Contract assets	9,451	2,490
Inventories	92,279	47,904
Prepaids and other current assets	52,201	19,454
Total current assets	662,294	774,764
Non-current assets:
Property, plant and equipment, net	101,514	65,339
Intangible assets, net	79,692	57,487
Goodwill	71,020	43,308
Right-of-use assets - operating leases	35,239	28,424
Right-of-use assets - finance leases	15,614	—
Marketable securities, non-current	9,193	—
Restricted cash	3,356	1,116
Deferred income tax assets, net	3,898	5,859
Other non-current assets	7,303	4,550
Total assets	$989,123	$980,847
Liabilities and Stockholders’ Equity
Current liabilities:
Trade payables	$12,084	$3,489
Accrued expenses	8,723	10,977
Employee benefits payable	8,634	8,266
Contract liabilities	108,344	59,749
Current installments of long-term borrowings	2,906	2,827
Other current liabilities	22,249	10,999
Total current liabilities	162,940	96,307
Non-current liabilities:
Long-term borrowings, excluding current installments	100,043	97,297
Non-current operating lease liabilities	34,266	28,302
Non-current finance lease liabilities	15,568	—
Deferred tax liabilities	95	466
Public and private warrant liabilities	—	58,227
Other non-current liabilities	3,005	1,800
Total liabilities	315,917	282,399
COMMITMENTS AND CONTINGENCIES (Note 16)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares: 2,500,000,000; issued and outstanding shares: 475,356,517 and 450,180,479 at December 31, 2022 and December 31, 2021, respectively	48	45
Additional paid-in capital	1,112,977	1,002,106
Accumulated deficit	(440,955)	(305,011)
Accumulated other comprehensive income	1,136	1,308
Total stockholders’ equity	673,206	698,448
Total liabilities and stockholders’ equity	$989,123	$980,847

The accompanying notes are an integral part of these consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(in thousands, except share and per share data)

	Years Ended December 31,
	2022	2021	2020
Revenues	$210,996	$62,237	$35,160
Cost of revenues	192,006	64,130	46,977
Gross profit (loss)	18,990	(1,893)	(11,817)
Operating expenses:
Research and development, net	65,168	41,765	19,142
Selling, general and administrative	89,026	58,395	23,993
Total operating expenses	154,194	100,160	43,135
Operating loss	(135,204)	(102,053)	(54,952)
Other income (expense):
Interest income (expense), net	(7,799)	(6,128)	224
Gain (loss) on foreign exchange	(4,435)	(567)	2,420
Change in fair value of liability classified warrants	13,482	(15,294)	(2,417)
Other income (expense), net	1,010	(798)	187
Total other income (expense), net	2,258	(22,787)	414
Loss before income taxes	(132,946)	(124,840)	(54,538)
Benefit (provision) for income taxes	(2,998)	7,520	(467)
Net loss	$(135,944)	$(117,320)	$(55,005)
Other comprehensive income (loss), net of tax:
Foreign currency translation income	600	253	1,134
Unrealized loss on available-for-sale marketable securities	(772)	—	—
Comprehensive loss	$(136,116)	$(117,067)	$(53,871)
Net loss per share attributable to Rocket Lab USA, Inc.:
Basic and diluted	$(0.29)	$(0.56)	$(0.73)
Weighted-average common shares outstanding:
Basic and diluted	466,214,095	209,895,135	75,414,888

The accompanying notes are an integral part of these consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(in thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
December 31, 2019	30,680,373	$254,460	8,076,275	$—	$14,236	$(132,686)	$(79)	$(118,529)
Retroactive application of Exchange Ratio	247,273,344	—	65,092,022	7	(7)	—	—	—
December 31, 2019 as adjusted	277,953,717	254,460	73,168,297	7	14,229	(132,686)	(79)	(118,529)
Net loss	—	—	—	—	—	(55,005)	—	(55,005)
Exercise of stock options	—	—	2,771,051	1	977	—	—	978
Stock-based compensation	—	—	—	—	4,218	—	—	4,218
Issuance of Series E-1 redeemable preferred stock for cash	5,890,047	20,500	—	—	—	—	—	—
Issuance of stock for acquisition	—	—	2,470,814	—	—	—	—	—
Issuance of common stock warrant	—	—	—	—	496	—	—	496
Other comprehensive income	—	—	—	—	—	—	1,134	1,134
December 31, 2020	283,843,764	274,960	78,410,162	8	19,920	(187,691)	1,055	(166,708)
Net loss	—	—	—	—	—	(117,320)	—	(117,320)
Exercise of stock options	—	—	3,688,836	—	3,122	—	—	3,122
Stock-based compensation	—	—	—	—	33,108	—	—	33,108
Exercise of preferred stock warrants	817,981	—	—	—	6,514	—	—	6,514
Exchange of preferred stock warrants for common stock warrants	—	—	—	—	2,975	—	—	2,975
Conversion of public warrants for common stock	—	—	2,180	—	35	—	—	35
Conversion of redeemable convertible preferred stock to common stock	(284,661,745)	(274,960)	284,661,745	29	274,932	—	—	274,961
Issuance of stock for acquisition	—	—	853,306	—	11,568	—	—	11,568
Reverse recapitalization, net of transaction costs	—	—	81,685,363	8	649,932	—	—	649,940
Common stock issued upon exercise of warrants	—	—	878,887	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	253	253
December 31, 2021	—	—	450,180,479	45	1,002,106	(305,011)	1,308	698,448
Net loss	—	—	—	—	—	(135,944)	—	(135,944)
Issuance of common stock under equity plans	—	—	18,210,116	3	7,624	—	—	7,627
Stock-based compensation	—	—	—	—	58,403	—	—	58,403
Common stock issued upon exercise of Public and Private Warrants	—	—	4,554,830	—	44,844	—	—	44,844
Issuance of common stock for acquisitions	—	—	2,411,092	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(172)	(172)
December 31, 2022	—	$—	475,356,517	$48	$1,112,977	$(440,955)	$1,136	$673,206

The accompanying notes are an integral part of these consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(in thousands)

	Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(135,944)	$(117,320)	$(55,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,947	10,851	9,339
Stock-based compensation expense	55,649	32,557	4,218
Loss on disposal of assets	923	156	1,473
Loss on extinguishment of long-term debt	—	496	—
Amortization of debt issuance costs and discount	2,827	1,546	—
Noncash lease expense	3,199	2,010	1,533
Noncash (income) expense associated with liability-classified warrants	(13,482)	15,294	2,615
Accretion of marketable securities purchased at a discount	(1,395)	—	—
Deferred income taxes	(576)	(9,979)	(713)
Changes in operating assets and liabilities:
Accounts receivable, net	(9,430)	(7,789)	(522)
Contract assets	(7,545)	1,816	5,019
Inventories	(25,964)	(12,072)	(11,260)
Prepaids and other current assets	(15,059)	(10,504)	(2,375)
Other non-current assets	(7,072)	(4,548)	—
Trade payables	(2,129)	(4,517)	(1,603)
Accrued expenses	(3,518)	3,074	4,104
Employee benefits payables	2,108	(326)	1,538
Contract liabilities	22,661	28,057	15,921
Other current liabilities	1,280	838	(832)
Non-current lease liabilities	(3,686)	(1,801)	(965)
Other non-current liabilities	668	370	(242)
Net cash used in operating activities	(106,538)	(71,791)	(27,757)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and software	(42,412)	(25,699)	(25,121)
Cash paid for acquisitions, net of acquired cash and restricted cash	(65,824)	(66,435)	(12,208)
Purchases of marketable securities	(259,567)	—	—
Maturities of marketable securities	21,724	—	—
Net cash used in investing activities	(346,079)	(92,134)	(37,329)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options and public warrants	3,874	3,147	978
Proceeds from Employee Stock Purchase Plan	4,380	—	—
Proceeds from sale of employees restricted stock units to cover taxes	31,166	—	—
Minimum tax withholding paid on behalf of employees for restricted stock units	(31,164)	—	—
Tax payment for net settled option shares	(444)	—	—
Payment of contingent consideration	(5,500)	—	—
Finance lease principal payments	(271)	—	—
Proceeds from long-term revolving line of credit	—	15,000	—
Proceeds from long-term secured term loan	—	98,895	—
Repayments on long-term revolving line of credit	—	(15,000)	—
Net Proceeds from issuance of Series E-1 Preferred Stock	—	—	20,500
Proceeds from Business Combination and PIPE Investment, net of transaction costs	—	728,255	—
Repurchase of shares and options from management, net of amount recognized as compensation cost	—	(30,358)	—
Net cash provided by financing activities	2,041	799,939	21,478
Effect of exchange rate changes on cash and cash equivalents	4,372	2,128	(153)
Net increase (decrease) in cash and cash equivalents and restricted cash	(446,204)	638,142	(43,761)
Cash and cash equivalents, and restricted cash, beginning of period	692,075	53,933	97,694
Cash and cash equivalents, and restricted cash, end of period	$245,871	$692,075	$53,933

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(in thousands)

	Years Ended December 31,
	2022	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$10,749	$3,991	$—
Cash refund (paid) for income taxes	(2,666)	(1,842)	300
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unpaid purchases of property, equipment and software	1,865	938	2,090
Right-of-use assets obtained in exchange for new operating lease liabilities	9,140	3,916	2,410
Net exercise of public and private warrants into common stock	44,739	—	—
Issuance of common stock for payment of accrued bonus	1,441	—	—
Issuance of common stock warrants and accrued issuance costs in connection with loan and security agreement	—	—	677
Warrants assumed as part of Business Combination	—	48,149	—
Contingent consideration assumed at acquisitions	—	7,300	—
Issuance of common stock in connection with acquisition, at fair value	—	11,568	—
Prepaid expenses assumed as part of Business Combination	—	219	—
Unpaid transaction costs	—	27	—

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

The following table reconciles the elements of the Business Combination to the Consolidated Statement of Cash Flows and the Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the year ended December 31, 2021:

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

Operating Cycle

For classification of certain current assets and liabilities, we use the duration of the related contract or program as our operating cycle, which is generally longer than one year.

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

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

Restricted Cash

The Company considers restricted cash to include any cash that is legally restricted as to withdrawal or usage. The Company had $3,356 and $1,116 as of December 31, 2022 and 2021, respectively. The balance relates to collateral for letters of credit and money market accounts and is presented in restricted cash in the consolidated balance sheets.

Marketable Securities

Marketable securities consist of investments in commercial paper, corporate debt securities, bank certificates of deposit, U.S. Treasury bills and notes and asset backed securities. The Company’s investment policy requires the selection of high-quality issuers. The Company's marketable securities are classified as available-for-sale and are carried at fair value. The Company classifies all available-for-sale marketable securities with maturities greater than one year from the balance sheet date as non-current assets. Interest receivable on marketable securities is presented in prepaids and other current assets on the consolidated balance sheets.

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

At each balance sheet date, the Company assesses available-for-sale marketable securities in an unrealized loss position to determine whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the available-for-sale security with a fair value below amortized cost is written down to fair value through current period earnings. The Company also reviews its available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is the result of a change in creditworthiness or other factors. If declines in the value of available for-sale securities are determined to be credit-related, a loss is recorded in earnings in the current period.

Accounts Receivable, Net

Accounts receivables represent amounts billed and currently due from customers. The amounts are stated at their net estimated realizable value. The Company monitors collections and payments from its customers and maintains an allowance for doubtful accounts, which effective January 1, 2020, is based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar high-risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The allowance for credit losses as of December 31, 2022 and 2021, and the activity in this account, including the current-period provision for expected credit losses for the years ended December 31, 2022, 2021 and 2020, were not material.

Inventories

Inventories consist of components and subassemblies, spare parts and consumable goods. Inventories are recorded at actual acquisition costs and adjusted to the lower of cost or estimated net realizable value. Costs include direct material, direct labor, applicable manufacturing and engineering overhead, and other direct costs.

Prepaids and Other Current Assets

Prepaids and other current assets include goods and services tax, prepaid expenses, deposits, government grant receivables and miscellaneous receivables.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

Property, Plant and Equipment, Net

Property, plant and equipment, are stated at cost, less accumulated depreciation. Historically, the Company has calculated depreciation on Launch Services related assets using a diminishing value method which approximates a double-declining method over the estimated useful lives of assets and depreciation on Space Systems related assets using the straight-line method over the estimated useful lives of assets. Effective October 1, 2022, the Company implemented a change from diminishing value method to straight-line method for Launch Services related assets because the straight-line method will more accurately reflect the pattern of usage and the expected benefits of such assets. The Company considered the change to be a change in accounting estimate effected by a change in accounting principle, and as such have been accounted for on a prospective basis. The change did not have a material impact on the financial statements. The Company will depreciate over the useful lives as follows:

Asset Category	Estimated Useful Lives
Buildings and improvements	15 to 30 years
Machinery, equipment, vehicles and office furniture	2 to 12 years
Computer equipment, hardware and software	3 to 5 years
Launch site assets	3 to 15 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life

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

Impairment of Long-Lived Assets

Long-lived assets consist of property, plant equipment and intangible assets with estimable useful lives subject to depreciation and amortization. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of an asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. There was no impairment of long-lived assets during the years ended December 31, 2022, 2021 and 2020.

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

Any impairment loss is limited to the carrying amount of goodwill allocated to the reporting unit. There was no impairment of goodwill during the years ended December 31, 2022, 2021 and 2020.

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

The Company considers the carrying values of cash, restricted cash, accounts receivable, accounts payable, and accrued expenses to approximate fair value for these financial instruments due to the short maturities of these instruments. The Company’s preferred stock warrant options and public and private warrants were carried at fair value and determined according to the fair value hierarchy above (Note 6).

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

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

Equity Issuance Costs

Certain transaction costs incurred in connection with the Merger Agreement that are direct and incremental to the Business Combination (see Note 1) have been recorded as a component of additional paid-in capital within the Consolidated Balance Sheets.

Revenue Recognition

The Company generates revenue from launch services and space systems solutions. Launch services may be provided as a mission dedicated to a single customer or as a rideshare arrangement with multiple spacecraft from multiple customers. Space systems solutions revenue is comprised of space engineering, program management, spacecraft components, spacecraft manufacturing, space software and mission operations.

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

If our actual costs exceed our estimates, our margins and profits are reduced and we could incur a provision for contract loss. A provision for contract loss is when estimates of total costs to be incurred on a contract exceed total estimates of the transaction price. When this occurs, a provision for the entire loss is determined at the contract level and is recorded in the period in which the loss is evident.

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

Advertising costs are expensed as incurred and presented within selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2022, 2021 and 2020, advertising costs were not material.

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

Government Assistance

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

The Company is applying for tax credits related to a research and development tax incentive program with the New Zealand government effective from January 1, 2021. This tax incentive will reimburse up to 15% of the Company’s qualifying research and development costs incurred. The Company may recognize a grant receivable once eligible reimbursable research and development expenses are incurred and the Company determines that it is probable that it meets the conditions required for the program and that it will receive a grant. Any corresponding grant receivable will be presented within prepaids and other current assets and other non-current assets on the consolidated balance sheets. The Company recorded an estimated amount of $6,998 and $2,563 during the years ended December 31, 2022 and 2021, respectively, which is presented within research and development costs, net in consolidated statements of operations and comprehensive loss.

The Company has various research government assistance awards from the Air Force Research Laboratory in connection with solar technology. The Company recorded $4,433 during the year ended December 31, 2022 in connection with these awards, which is presented within research and development costs, net in consolidated statements of operations and comprehensive loss.

The Company entered into an agreement with the U.S. Space Force’s Space Systems Command for development of the Neutron launch vehicle’s upper stage during the year ended 2021. The Company received $3,618 and $393 in proceeds during the years ended December 31, 2022 and 2021, respectively, which is presented within research and development costs, net in consolidated statements of operations and comprehensive loss.

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

Recently Adopted Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, Disclosures by Business Entities about Government Assistance (“ASU 2021-10”), which requires business entities to disclose information about certain government assistance they receive. Such disclosure requirements include the nature of the transactions and the related accounting policy used, the line items on the balance sheet and income statement that are affected and the amounts applicable to each financial statement line item and significant terms and conditions of the transactions. ASU 2021-10 is effective for annual periods beginning after December 15, 2021 (year ending December 31, 2022 for the Company). The Company adopted ASU 2021-10 for the year ended December 31, 2022 as discussed above.

3.
REVENUES

The Company disaggregates revenue by reportable segment and revenue recognition pattern, as it believes these categories best depicts how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors. The following tables provide information about disaggregated revenue and a reconciliation of the disaggregated revenue during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31, 2022
	Launch	Space
	Services	Systems	Total
Revenues by recognition model
Point-in-time	$60,200	$61,141	$121,341
Over-time	485	89,170	89,655
Total revenue by recognition model	$60,685	$150,311	$210,996

	Year Ended December 31, 2021
	Launch	Space
	Services	Systems	Total
Revenues by recognition model
Point-in-time	$36,576	$12,578	$49,154
Over-time	2,395	10,688	13,083
Total revenue by recognition model	$38,971	$23,266	$62,237

	Year Ended December 31, 2020
	Launch	Space
	Services	Systems	Total
Revenues by recognition model
Point-in-time	$31,993	$1,910	$33,903
Over-time	1,092	165	1,257
Total revenue by recognition model	$33,085	$2,075	$35,160

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

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

The following table presents the balances related to enforceable contracts as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Contract balances
Accounts receivable, net	$36,572	$13,957
Contract assets	9,451	2,490
Contract liabilities	(108,344)	(59,749)

Changes in contract liabilities were as follows:

	2022	2021	2020
Contract liabilities, beginning of year	$59,749	$26,132	$10,211
Contract liabilities assumed at acquisition	26,014	5,560	—
Customer advances received or billed	96,206	41,614	24,694
Recognition of unearned revenue	(73,625)	(13,557)	(8,773)
Contract liabilities, end of year	$108,344	$59,749	$26,132

The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior years during the years ended December 31, 2022, 2021 and 2020 was not material.

Remaining unsatisfied performance obligations represent the total dollar value of work to be performed on contracts awarded and in progress. The amount of remaining unsatisfied performance obligations increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of remaining unsatisfied performance obligations when an enforceable agreement has been reached. Remaining unsatisfied performance obligations totaled $503,600 as of December 31, 2022, of which approximately 61% is expected to be recognized within 12 months, with the remaining 39% to be recognized beyond 12 months.

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

Additionally, the Company agreed to issue to the seller of Sinclair Interplanetary an earnout of up to 1,915,356 additional shares of the Company’s common stock to be paid over a two-year period following the acquisition close date. Issuance of the earnout shares is contingent upon the acquired business meeting certain post-acquisition gross revenue and gross margin targets and the seller continuing to provide services to the Company as an employee during the earnout period. The earnout shares are divided into three tranches. The number of shares to be earned in the first tranche (between 0 and 957,678 shares) is based on revenue and gross margin of the acquired business during the first one-year period following acquisition. The number of shares to be earned in second tranche (between 0 and 957,678 shares) is based on revenue and gross margin of the acquired business during the second one-year period following acquisition. The arrangement also provides for a make-up share tranche, whereby the seller may earn additional shares not earned in the first one-year period following acquisition if the revenue and gross margin of the second one-year period following acquisition met certain specified thresholds. In no event will more than 1,915,356 shares be earned.

Due to the continuing employment requirement of the shares issued upon closing of the transaction and continuing employment requirement of the earnout shares, the costs associated with the shares were recognized as post-combination compensation expense recognized in research and development expenses in the condensed consolidated statements of operations and comprehensive loss. The stock-based compensation of this award was recognized based on the probability of the performance condition being fully met.

On May 31, 2022, 1,915,356 shares of common stock were issued in connection with this earnout obligation. The following table provides stock-based compensation expense recognized in conjunction with the Sinclair Interplanetary acquisition:

	Years Ended December 31,
Acquisition stock-based compensation	2022	2021	2020
Shares issued in conjunction with the acquisition	$467	$1,402	$934
Earnout share achievement	543	1,630	—
Total stock compensation related to the acquisition	$1,010	$3,032	$934

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

ASI

On October 12, 2021, the Company completed the acquisition of Advanced Solutions, Inc. (“ASI”) pursuant to a membership interest purchase agreement (the “ASI Purchase Agreement”). ASI is an engineering company that develops flight software, simulation systems and guidance, navigation and control systems. ASI’s customers include agencies within the Defense Department, Air Force, NASA, other aerospace prime contractors, commercial spacecraft developers and space startups. ASI will be part of the Company’s Space Systems operating segment and continue to serve its current customers and support the Company’s Photon missions, spacecraft components, and space and ground software capabilities.

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

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

The Company recognized $7,579 and $1,895 in connection with the performance reserve payments during the years ended December 31, 2022 and 2021, respectively.

PSC

On November 30, 2021, the Company completed the acquisition pursuant to an Agreement and Plan of Merger (the “PSC Merger Agreement”), by and among the Company, Platinum Merger Sub, Inc. (“PSC Merger Sub”), Planetary Systems Corporation (“PSC”), and a shareholder representative, which provides for, among other things, the merger of PSC Merger Sub with and into PSC, with PSC being the surviving corporation of the merger and a direct, wholly owned subsidiary of the Company. Pursuant to the terms of the PSC Merger Agreement, all of the issued and outstanding shares of PSC were cancelled in exchange for aggregate consideration of $42,000 in cash, 1,720,841 shares of the Company’s common stock, and up to 956,023 shares of the Company’s common stock that are subject to a performance based earn-out, subject to customary adjustments at closing for cash, working capital, transaction expenses and indebtedness, and amounts held back by the Company (the “PSC Acquisition”). The PSC Merger Agreement contains representations, warranties and indemnification provisions customary for transactions of this kind. In connection with the PSC Acquisition, the Company has entered into customary offer letters or employment agreements with certain key employees of PSC.

Acquisition Consideration

The acquisition-date consideration transferred consisted of cash of $43,152, 729,375 shares of the Company’s common stock valued at $11,568 and holdback payable of $1,000. The purchase agreement also includes an additional potential earn out payment of up to 956,023 shares of the Company’s common stock based on achievement of certain performance metrics for the business in its fiscal year ending December 31, 2022 and 2023. The contingent consideration, to be paid in common stock, was classified as a liability and included in other non-current liabilities on the Company’s consolidated balance sheet. To estimate the fair value of the contingent consideration liability, management valued the earn-out based on the likelihood of reaching targets contained in the purchase agreement. At the acquisition date, the fair value of the contingent consideration payable was determined to be $1,800. At December 31, 2022, the fair value of the contingent consideration payable was determined to be $1,800.

The following table presents estimates of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition:

Description	Amount
Cash and cash equivalents	$3,655
Accounts receivable	2,543
Inventories	7,088
Intangible assets	33,000
Employee benefits payable	(1,212)
Contract liabilities (1)	(5,218)
Other current liabilities	(313)
Non-current deferred tax liabilities	(8,219)
Other assets and liabilities, net	935
Identifiable net assets acquired	32,259
Goodwill	25,261
Total purchase price	$57,520

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

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

Goodwill of $25,261 was recorded for the PSC acquisition, representing the excess of the purchase price over the fair value of the identifiable net assets. Goodwill recognized primarily represents the future revenue and earnings potential and certain other assets which were acquired, but that do not meet the recognition criteria, such as assembled workforce. None of the goodwill is expected to be deductible for income tax purposes.

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

The Company recognized $8,577 and $715 of stock-based compensation during the years ended December 31, 2022 and 2021 in connection with the holdback agreement shares, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

Acquisition Consideration

The acquisition-date consideration transferred consisted of cash of $76,181. The following table presents estimates of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition:

Description	Amount
Cash and cash equivalents	$7,815
Accounts receivable	12,322
Inventories	17,765
Prepaids and other current assets	3,536
Property, plant and equipment	24,689
Intangible assets	33,600
Right-of-use assets - operating leases (1)	1,128
Right-of-use assets - finance leases (1)	16,174
Restricted cash	3,293
Trade payables	(9,795)
Accrued expenses	(6,883)
Contract liabilities (2)	(26,014)
Other current liabilities	(10,145)
Non-current operating lease liabilities (1)	(1,128)
Non-current finance lease liabilities (1)	(15,874)
Other assets and liabilities, net	(204)
Identifiable net assets acquired	50,279
Goodwill	25,902
Total purchase price	$76,181

_________________________

(1) SolAero, as a private company, had not adopted ASC 842 prior to the acquisition. Upon acquisition, SolAero adopted ASC 842 to align accounting policies with the Company.

(2) Contract liabilities was recorded under ASC 606 in accordance with ASU No. 2021-08; therefore a reduction in contract liabilities related to the estimated fair values of the acquired contract liabilities was not required.

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

Goodwill of $25,902 was recorded for the SolAero Acquisition, representing the excess of the purchase price over the fair value of the identifiable net assets. Goodwill recognized primarily represents the future revenue and earnings potential and certain other assets which were acquired, but that do not meet the recognition criteria, such as assembled workforce. The goodwill is expected to be deductible for income tax purposes as, prior to the merger, SolAero held tax deductible goodwill in excess of the amount recorded.

The Company recognized $427 of acquisition and integration related costs that were expensed for the year ended December 31, 2022. These costs are included in the consolidated statement of operations in the line item entitled “Selling, General and Administrative Expense.”

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

Measurement Period

During the measurement period, the Company continued to obtain information to assist in determining the fair value of net assets acquired, which may differ materially from these preliminary estimates. Measurement period adjustments, if applicable, were applied in the reporting period in which the adjustment amounts were determined. Measurement period changes for the ASI and PSC acquisitions did not have a material impact to the Consolidated Financial Statements for the year ended December 31, 2022. The Company made a SolAero measurement period adjustment in the fourth quarter of 2022 related to a provision for contract loss of $9,446, which was recorded to other current liabilities and goodwill.

Unaudited Pro Forma Information

The Company’s 2022 consolidated statement of operations includes revenues of $81,188 and operating loss of $12,533, related to the SolAero acquisition. The Company’s 2021 consolidated statement of operations includes revenues and operating loss of $6,617 and $3,877, respectively, related to the PSC and ASI acquisitions. The Company’s 2020 consolidated statement of operations includes revenues and operating loss of $2,075 and $936, respectively, related to the Sinclair acquisition.

The unaudited consolidated financial information summarized in the following table gives effect to the 2022, 2021 and 2020 acquisitions assuming they occurred on January 1, 2020. These unaudited consolidated pro forma operating results do not assume any impact from revenue, cost or other operating synergies that are expected as a result of the acquisitions. These unaudited consolidated pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the acquisitions occurred on January 1, 2020, nor does the information project results for any future period.

Year Ended December 31,	As Reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
2022
Revenues	$210,996	$2,454	$213,450
Net loss	(135,944)	(1,062)	(137,006)
2021
Revenues	$62,237	$102,755	$164,992
Net loss	(117,320)	(7,139)	(124,459)
2020
Revenues	$35,160	$91,747	$126,907
Net loss	(55,005)	(15,085)	(70,090)

5.
CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents and marketable securities consisted of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Cash and cash equivalents	$242,515	$690,959
Marketable securities, current	229,276	—
Marketable securities, non-current	9,193	—
Total cash and cash equivalents and marketable securities	$480,984	$690,959

As of December 31, 2022, cash equivalents and marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market accounts	$204,027	$—	$—	$204,027	$204,027	$—
Certificates of deposit	52,870	18	(175)	52,713	—	52,713
Commercial paper	76,934	18	(87)	76,865	4,980	71,885
Corporate debt securities	67,438	—	(432)	67,006	3,459	63,547
Yankee bonds	4,795	—	(27)	4,768	—	4,768
U.S. Treasury securities	7,511	—	(3)	7,508	—	7,508
U.S. government agency bonds	30,124	5	(43)	30,086	—	30,086
Mortgage- and asset-backed securities	8,008	3	(49)	7,962	—	7,962
Total	$451,707	$44	$(816)	$450,935	$212,466	$238,469

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

The following table presents the Company's cash equivalents and marketable securities with unrealized losses by investment category as of December 31, 2022:

	Less than 12 Months
	Fair Value	Unrealized Losses
Certificates of deposit	$32,623	$(175)
Commercial paper	58,545	(87)
Corporate debt securities	63,287	(432)
Yankee bonds	4,768	(27)
U.S. Treasury securities	4,984	(3)
U.S. government agency bonds	14,321	(43)
Mortgage- and asset-backed securities	6,565	(49)
Total	$185,093	$(816)

The Company has not observed a significant deterioration in credit quality of these securities, which are highly rated with moderate to low credit risk. Declines in value are largely attributable to current global economic conditions. The securities continue to make timely principal and interest payments, and the fair values are expected to recover as they approach maturity. The Company does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell the securities, before the respective recoveries of their amortized cost bases, which may be maturity. As of December 31, 2022, the Company had not recognized an allowance for credit losses on any marketable securities in an unrealized loss position.

The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of December 31, 2022:

	Amortized Cost	Fair Value
Due within one year	$442,450	$441,742
Due within one to four years	9,257	9,193
Total	$451,707	$450,935

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

6.
FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2022 and 2021, the following financial assets and liabilities are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$204,027	$—	$—	$204,027
Commercial paper	—	4,980	—	4,980
Corporate debt securities	—	3,459	—	3,459
Marketable securities, current:
Certificates of deposit	—	52,713	—	52,713
Commercial paper	—	71,885	—	71,885
Corporate debt securities	—	62,316	—	62,316
Yankee bonds	—	4,768	—	4,768
U.S. Treasury securities	7,508	—	—	7,508
U.S. government agency bonds	30,086	—	—	30,086
Marketable securities, non-current
Corporate debt securities	—	1,231	—	1,231
Mortgage- and asset-backed securities	—	7,962	—	7,962
Total	$241,621	$209,314	$—	$450,935
Liabilities:
Other non-current liabilities:
Contingent consideration	$—	$—	$1,800	$1,800
Total	$—	$—	$1,800	$1,800

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$635,269	$—	$—	$635,269
Total	$635,269	$—	$—	$635,269
Liabilities:
Public and Private Warrants:
Public and Private Warrants (Note 12)	$58,227	$—	$—	$58,227
Other non-current liabilities:
Contingent consideration	—	—	1,800	1,800
Total	$58,227	$—	$1,800	$60,027

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

The Company’s warrant liability as of December 31, 2021 includes public and private placement warrants that were originally issued by Vector, but which were transferred to the Company as part of the Closing of the Business Combination (the “Public Warrants” and “Private Warrants”, respectively, or together, the “Public and Private Warrants”). The Public and Private Warrants are recorded on the balance sheet at fair value. The carrying amount is subject to remeasurement at each balance sheet date. With each remeasurement, the carrying amount will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of operations and comprehensive loss. The Public Warrants were publicly-traded under the symbol “RKLBW”, and the fair value of the Public Warrants at a specific date is determined by the closing price of the Public Warrants as of that date. As such, the Public Warrants are classified within Level 1 of the fair value hierarchy. The Private Warrants were held by a single holder. ASC 820, Fair Value Measurements, indicates that the fair value should be determined “from the perspective of a market participant that holds the identical item” and “use the quoted price in an active market held by another party, if that price is available.” As the only market for the transfer of the Private Warrants is the public market, and the terms of the Private Warrants become identical to the terms of the Public Warrants upon such a transfer, the Company has determined that the fair value of the Private Warrants at a specific date is also determined by the closing price of the Company’s Public Warrants and within Level 1 of the fair value hierarchy. The closing price of the Public Warrants was $2.96 and $3.58 as of August 25, 2021 and December 31, 2021, respectively. The fair value of the Public and Private Warrants was $48,149 and $58,227 as of August 25, 2021 and December 31, 2021, respectively.

The preferred stock warrants consisted of warrants to purchase Legacy Rocket Lab Series B, Series C and Series D preferred stock. On July 12, 2021, the holders of the warrants to purchase Legacy Rocket Lab Series C and Series D preferred stock exercised the warrants. In connection with the closing of the Business Combination, the warrants to purchase Legacy Rocket Lab Series B preferred stock were exchanged for warrants to purchase common stock. On September 10, 2021, these common stock warrants were exercised by the holders (see Note 12).

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

There were no transfers between fair value measurement levels during the years ended December 31, 2022 and 2021. There were no warrant liabilities measured at fair value using level three for the year ended December 31, 2022. The change in the warrant liabilities measured at fair value using level three unobservable inputs is as follows for the years ended December 31, 2020 and 2021:

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

7.
INVENTORIES

Inventories as of December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Raw materials	$33,376	$21,517
Work in process	50,661	24,166
Finished goods	8,242	2,221
Total inventories	$92,279	$47,904

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

8.
PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets as of December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Prepaid expenses and deposits	$43,126	$14,787
Government grant receivables, net	1,443	2,563
Other current assets	7,632	2,104
Total prepaids and other current assets	$52,201	$19,454

9.
PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, as of December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Buildings and improvements	$36,493	$25,075
Machinery, equipment, vehicles and office furniture	54,300	24,848
Computer equipment, hardware and software	7,517	5,617
Launch site assets	12,822	9,611
Construction in process	26,771	22,379
Property, plant and equipment—gross	137,903	87,530
Less accumulated depreciation and amortization	(36,389)	(22,191)
Property, plant and equipment—net	$101,514	$65,339

Depreciation expense recorded in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2022, 2021 and 2020 consisted of the following:

	Years Ended December 31,
Depreciation expense	2022	2021	2020
Cost of revenues	$12,867	$4,608	$4,527
Research and development	1,981	585	416
Selling, general and administrative	1,310	2,337	1,591
Total depreciation expense	$16,158	$7,530	$6,534

10.
GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents the changes in the carrying amount of goodwill for the Space Systems reportable segment for the years ended December 31, 2022 and 2021:

Balance at December 31, 2020	$3,133
Acquisitions	40,110
Foreign currency translation adjustment	65
Balance at December 31, 2021	43,308
Acquisition	25,902
Measurement period adjustment	1,810
Balance at December 31, 2022	$71,020

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

Intangible Assets

The components of intangible assets consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Developed Technology	$55,765	$(9,809)	$45,956
Capitalized software	10,502	(5,023)	5,479
Customer relationships	16,122	(1,866)	14,256
Non-compete agreements	207	(139)	68
Capitalized intellectual property	365	(127)	238
Trademarks and tradenames	10,104	(947)	9,157
Backlog	3,491	(1,866)	1,625
Patents	326	(13)	313
Indefinite-Lived Intangible Assets
In-process Technology	2,600	—	2,600
Total	$99,482	$(19,790)	$79,692

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Developed Technology	$45,066	$(3,039)	$42,027
Capitalized software	3,769	(2,893)	876
Customer relationships	7,163	(458)	6,705
Non-compete	221	(93)	128
Capitalized intellectual property	374	(80)	294
Trademarks and tradenames	5,411	(120)	5,291
Backlog	455	(89)	366
Indefinite-Lived Intangible Assets
In-process Technology	1,800	—	1,800
Total	$64,259	$(6,772)	$57,487

Amortization expense recorded in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2022, 2021 and 2020, respectively consisted of the following:

	Years Ended December 31,
	2022	2021	2020
Cost of revenues	$5,144	$559	$1,289
Research and development	3,449	2,088	6
Selling, general and administrative	4,634	674	927
Total amortization expense	$13,227	$3,321	$2,222

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

The following table outlines the estimated future amortization expense related to finite-lived intangible assets held as of December 31, 2022:

2023	$12,972
2024	11,336
2025	9,327
2026	9,168
2027	8,200
Thereafter	26,089
Total	$77,092

11.
LOAN AND SECURITY AGREEMENT

Hercules Capital Secured Term Loan

On June 10, 2021, the Company entered into a $100,000 secured term loan agreement with Hercules Capital, Inc. (the “Hercules Capital Secured Term Loan”) and borrowed the full amount under the secured term loan agreement. The term loan has a maturity date of June 1, 2024 and is secured by substantially all of the assets of the Company. Payments due for the term loan are interest-only until the maturity date with interest payable monthly in arrears. The outstanding principal bears (i) cash interest at the greater of (a) 8.15% or (b) 8.15% plus the prime rate minus 3.25% and (ii) payment-in-kind interest of 1.25% which is accrued and added to the outstanding principal balance. Prepayment of the outstanding principal is permitted under the loan agreement and subject to certain prepayment fees. In connection with the secured term loan, the Company paid an initial facility charge of $1,000 and the Company will be required to pay an end of term charge of $3,250 upon repayment of the loan. The secured term loan agreement contains customary representations, warranties, non-financial covenants, and events of default. The Company was in compliance with all debt covenants related to its long-term borrowings as of December 31, 2022. As of December 31, 2022, there was $102,949 outstanding under the Hercules Capital Secured Term Loan, of which $2,906 is classified as current in the Company’s consolidated balance sheets, with the remainder classified as long-term borrowing. As of December 31, 2022, the Company had no availability under the Hercules Capital Secured Term Loan.

In connection with the $100,000 Hercules Capital Secured Term Loan, the Company repaid the $15,000 advance under the Revolving Line and Term Loan Line and terminated the Loan and Security Agreement (see below).

Revolving Line and Term Loan Line

On December 23, 2020, the Company entered into a Loan and Security Agreement “(the Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) for a maximum of $35,000 in financing and issued SVB warrants to purchase 121,689 shares of common stock at a price of $1.28 per share (see Note 12). The $35,000 could be drawn upon utilizing the Revolving Line and Term Loan Line (the “Revolving Line and Term Loan Line”) subject to certain terms and conditions. On May 13, 2021, the Company borrowed $15,000 as a Term Loan advance under its Loan and Security Agreement. On June 10, 2021, the Company repaid the $15,000 as a Term Loan advance under its Loan and Security Agreement upon funding of the Hercules Capital Secured Term Loan and the Revolving Line was closed.

12.
WARRANTS

Equity Classified Common Stock Warrants

During December 2020, in connection with the Loan and Security Agreement (see Note 11), the Company issued warrants to acquire 121,689 shares of common stock at an exercise price of $1.28 per share at any given time during a period of ten years beginning on the instrument’s issuance date. The fair value of these warrants was $496 at issuance which was recorded to interest expense upon repayment of the amounts outstanding under the Loan and Security Agreement during the year ended December 31, 2021.

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

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

During the year ended December 31, 2022, an aggregate of 10,383,077 Public Warrants were exercised on a cashless basis in exchange for the issuance of 2,951,781 shares and 10,969 Public Warrants were exercised for an aggregate of 10,969 shares of Company common stock at an exercise price of $11.50 per share, for aggregate cash proceeds to the Company of $126. At the conclusion of the redemption notice period on January 31, 2022, the remaining 270,470 Public Warrants issued and outstanding were redeemed at a price of $0.10 per warrant for aggregate cash payment from the Company of $27. On January 31, 2022, the Public Warrants were delisted from Nasdaq. In addition, during the year ended December 31, 2022, the 5,600,000 Private Warrants were exercised on a cashless basis for an aggregate of 1,592,080 shares of the Company’s common stock.

The Public Warrants and Private Warrants were remeasured to fair value as of the exercise or redemption date, resulting in a gain of $13,482 for the year ended December 31, 2022.

13.
STOCK-BASED COMPENSATION

Equity Incentive Plans

The Company has a single active equity incentive plan, the Rocket Lab 2021 Stock Option and Incentive Plan (the “2021 Plan”), with the objective of attracting and retaining available employees and directors by providing stock-based and other performance-based compensation. The 2021 Plan provides for the grant of equity awards to officers, employees, directors and other key employees as well as service providers which include incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards, restricted stock units or any combination of the foregoing any of which may be performance based, as determined by the Company’s Compensation Committee. An aggregate of 59,875,000 shares are reserved for the issuance of awards under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan automatically increases each January 1, beginning on January 1, 2022, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. The Company was authorized to issue up to 80,130,201 shares of common stock as equity awards to participants under the 2021 Plan as of December 31, 2022. There were 67,719,144 shares of common stock available for grant as of December 31, 2022.

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

Total stock-based compensation recorded in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2022, 2021 and 2020 consisted of the following:

	Years Ended December 31,
Stock-based compensation	2022	2021	2020
Cost of revenues	$17,948	$10,996	$1,400
Research and development	21,127	9,973	1,183
Selling, general and administrative	16,574	11,588	1,635
Total stock-based compensation expense	$55,649	$32,557	$4,218

Options

Options issued to all optionees under the 2013 Plan vest over four years from the date of issuance (or earlier vesting start date, as determined by the board of directors) as follows: 25% on the first anniversary of date of grant and the remaining vest monthly over the remaining vesting term.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

The following summarizes the stock option activity of the 2013 Plan for the years ended December 31, 2022, 2021 and 2020:

	Options to Purchase Common Stock	Weighted- Average Exercise Price per Share	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contract Life (In Years)	Aggregate Intrinsic Value
Outstanding — at January 1, 2020	27,263,775	$0.97	$0.50	7.95	$11,941
Granted	90,597	1.41	0.78
Exercised	(2,771,051)	0.36		3.21	2,565
Forfeited	(1,508,243)	1.26
Expired	(986,352)	1.05
Outstanding — at December 31, 2020	22,088,726	$1.03	$0.53	7.12	$85,853
Exercised	(3,708,786)	1.00	0.51	4.32	41,822
Forfeited	(857,579)	1.21	0.60	0.01	9,131
Expired	(177,033)	1.16	0.31	—	1,969
Outstanding — at December 31, 2021	17,345,328	$1.03	$0.54	6.03	$195,111
Exercised	(3,887,435)	1.02	0.51	1.93	10,687
Forfeited	(200,173)	1.22	0.71	—	510
Outstanding — at December 31, 2022	13,257,720	$1.03	$0.53	5.18	$36,306
Options vested and exercisable — at December 31, 2022	13,185,026	$1.03	$0.53	5.18	$36,134
Options vested and exercisable — at December 31, 2021	15,112,440	$1.01	$0.52	5.90	$170,320
Options vested and exercisable — at December 31, 2020	14,739,214	$0.97	$0.49	6.83	$57,660

The following weighted-average assumptions were used in the Black-Sholes option-pricing model calculation for stock options granted for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Fair value per share of common stock	$—	$—	$1.41
Expected volatility	—%	—%	60.0%
Risk-free interest rate	—%	—%	0.6%
Expected life (years)	—	—	6.25
Dividend rate	None	None	None

As of December 31, 2022, total estimated unrecognized stock compensation expense related to unvested options granted under the 2013 Plan was $52, which is expected to be recognized over the next year.

Performance-based Restricted Stock Units — During the years ended December 31, 2022, 2021 and 2020, the Company granted 14,455,901, 6,542,426 and 5,954,309 performance-based restricted stock units, respectively, to certain key employees pursuant to the 2013 Plan and 2021 Plan. Performance-based restricted stock units granted in 2021 and 2020 are subject to both a time-based service vesting condition and a performance-based vesting condition, both of which must be satisfied before the restricted stock units will be deemed vested. The time-based service vesting condition is generally satisfied over a period of approximately four years as the employees provide service. The performance-based vesting condition is only satisfied upon a sale event (e.g., (i) liquidation of the Company, (ii) sale of all or substantially all of the assets of the Company, (iii) a merger, reorganization or consolidation pursuant to which the holders of the Company’s outstanding voting power immediately prior to such transaction do not own a majority of the outstanding voting power of the surviving or resulting entity) or the Company’s initial public offering. The performance-based vesting condition was deemed to have been satisfied in connection with the Business Combination, and the performance-based restricted stock units granted in 2021 and 2022 are now vesting solely based on time.

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

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

As of December 31, 2022, the total unrecognized compensation expense related to unvested performance-based restricted stock units granted under the 2013 Plan and 2021 Plan was $82,794 and will be recognized upon vesting.

The following summarizes the performance-based restricted stock unit activity of the Plan for the years ended December 31, 2022, 2021 and 2020:

	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding — at January 1, 2020	6,818,453	$1.41
Granted	5,954,361	1.25
Forfeited	(941,759)	1.40
Outstanding — at December 31, 2020	11,831,055	1.33
Granted	6,542,426	9.68
Forfeited	(1,426,559)	2.10
Outstanding — at December 31, 2021	16,946,922	4.49
Granted	14,455,901	5.97
Released	(13,264,758)
Forfeited	(1,451,848)	6.33
Outstanding — at December 31, 2022	16,686,217	$5.94
Units expected to vest — at December 31, 2022	16,686,217	$5.94
Units expected to vest — at December 31, 2021	16,946,922	$4.49
Units expected to vest — at December 31, 2020	—	$—

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

2021 Employee Stock Purchase Plan

In August 2021, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was approved to reserve 9,980,000 shares of common stock for issuance for awards in accordance with the terms of the 2021 ESPP. In addition, the number of shares reserved for issuance will ultimately increase on January 1 of each year from 2022 to 2031 by the lesser of (i) 9,980,000 shares of common stock, (ii) 1% of the number of shares of common stock outstanding as of the close of business on the immediately preceding December 31 or (iii) the number of common stock shares as determined by the Company's board of directors. The purpose of the 2021 ESPP is to enable eligible employees to use payroll deductions to purchase shares of common stock and thereby acquire an interest in the Company. Eligible employees are offered shares through a 12-month offering period, which consists of two consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of our stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period.

No shares were issued under the 2021 ESPP during the year ended December 31, 2021. During the year ended December 31, 2022, 1,106,958 shares of common stock were issued under the 2021 ESPP. As of December 31, 2022, 13,383,522 shares remain available for issuance under the 2021 ESPP. Total ESPP stock-based compensation recorded in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021 was $3,693 and $338, respectively. As of December 31, 2022, the total unrecognized compensation expense related to the 2021 ESPP was $2,035 and will be recognized over the remaining offering period.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

14.
EMPLOYEE BENEFITS

Defined Contribution Plans

The Company’s 401(k) Savings and Retirement Plan covers any eligible employee on the active payroll of the Company. The Company’s contributions were approximately $1,520, $441 and $277 during the years ended December 31, 2022, 2021 and 2020, respectively. The Company’s contributions consist of matching contributions, and non-elective contributions on behalf of employees.

15.
LEASES

The Company has operating and financing leases for properties, vehicles and equipment. The Company’s leases have remaining lease terms of less than one year to nineteen years, some of which include options to extend the lease term for up to ten years, and some of which include options to terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

Supplemental balance sheet information related to leases as of December 31, 2022 and 2021 were as follows:

		December 31,
Liabilities	Presentation	2022	2021
Current:
Operating lease liabilities	Other current liabilities	$3,388	$2,383
Finance lease liabilities	Other current liabilities	336	—
Total lease liabilities, current		3,724	2,383
Non-current:
Operating lease liabilities	Non-current operating lease liabilities	34,266	28,302
Finance lease liabilities	Non-current finance lease liabilities	15,568	—
Total lease liabilities, non-current		49,834	28,302
Total lease liabilities		$53,558	$30,685

The Company does not separate non-lease components for the purposes of measuring our lease liabilities and assets. The components of lease expense were as follows during the years ended December 31, 2022, 2021 and 2022:

	Years Ended December 31,
	2022	2021	2020
Operating lease costs	$5,107	$3,356	$2,552
Finance lease costs:
Amortization of right-of-use assets	$562	$—	$583
Interest on lease liabilities	900	—	95
Total finance lease costs	$1,462	$—	$678

Cash paid for amounts included in the measurement of lease liabilities:

	Years Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,558	$3,051	$2,080
Operating cash flows from finance leases	900	—	95
Finance cash flows from finance leases	271	—	—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,140	$3,916	$2,410

The weighted average remaining lease term related to operating leases was 10.0 years and 10.6 years as of December 31, 2022 and 2021, respectively. The weighted average discount rate related to operating leases was 5.4% and 4.8% as of December 31, 2022 and 2021, respectively. The weighted average remaining lease term related to finance leases was 19.1 years as of December 31, 2022. The weighted average discount rate related to finance leases was 6.2% as of December 31, 2022.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

The following is a schedule of the future minimum operating and finance lease payments by year as of December 31, 2022:

	Operating Leases	Finance Leases
2023	$5,328	$1,303
2024	5,396	1,278
2025	4,896	1,201
2026	4,904	1,231
2027	4,490	1,262
Thereafter	26,411	22,117
Total lease payments	51,425	28,392
Less imputed interest	(13,771)	(12,488)
Total	$37,654	$15,904

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

In connection with the SolAero acquisition, the Company assumed a contract with a customer to provide solar panel module at a fixed price. The Company determined that it was probable that the costs to complete the solar panel modules as stipulated by the contract would exceed the fixed firm price of the solar panel modules. As such, the Company recorded a provision for contract loss for this contract, of which $9,446 was recorded to other current liabilities in order to recognize the contract at fair value at acquisition.

The provision for contract losses outstanding as of December 31, 2022, which primarily is related to the solar panel module agreement and the remaining three remaining launches, was $15,808 included in other current liabilities in the Company’s consolidated balance sheets.

17.
INCOME TAXES

The components of the pretax loss for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Years Ended December 31,
	2022	2021	2020
Domestic	$(186,121)	$(132,585)	$(56,439)
Foreign	53,175	7,745	1,901
Loss before provision for income taxes	$(132,946)	$(124,840)	$(54,538)

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

The provision (benefit) for income taxes for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Years Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	(39)	2	—
Foreign	3,802	2,377	1,410
Total current provision	3,763	2,379	1,410
Deferred:
Federal	(2,073)	(5,957)	—
State	(173)	(339)	—
Foreign	1,481	(3,603)	(943)
Total deferred provision	(765)	(9,899)	(943)
Provision (benefit) for income taxes	$2,998	$(7,520)	$467

The following is a reconciliation of the U.S. federal statutory federal income tax rate to our effective tax rate (in percentages):

	Years Ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
Adjustments for tax effects of:
State taxes, net of federal benefit	8.3%	1.2%	0.1%
Transaction costs	1.4%	(0.2)%	(0.4)%
Permanent differences and other	(0.3)%	(0.6)%	(0.8)%
Uncertain tax positions	(2.1)%	—%	—%
Warrants	2.1%	(1.9)%	(0.4)%
Stock-based compensation	6.5%	1.9%	0.4%
Increase in valuation allowance	(39.2)%	(15.4)%	(20.8)%
(Benefit) provision for income taxes	(2.3)%	6.0%	(0.9)%

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 were as follows :

	December 31,
	2022	2021
Deferred tax assets:
Accrued expenses	$2,031	$2,105
Inventories	1,461	409
Deferred revenue	15,361	14,160
Lease liability	14,064	7,244
Stock compensation	5,341	7,950
Interest expense	4,039	1,075
Net operating losses	75,765	41,688
Tax credits	870	898
Reserves	4,285	—
Capitalized research	26,953	—
Other	885	—
Total deferred tax assets	151,055	75,529
Valuation allowance	(125,033)	(58,235)
Total deferred tax assets, net	26,022	17,294
Deferred tax liabilities:
Right of use asset	(13,313)	(6,723)
Depreciation and amortization	(7,296)	(5,160)
Other	(1,609)	(18)
Total deferred tax liabilities	(22,218)	(11,901)
Net deferred tax assets	$3,804	$5,393

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

A valuation allowance is recognized against deferred tax assets if it is more-likely-than-not that the deferred tax asset will not be realized. Because of the Company’s recent history of operating losses in the U.S., we have recorded a full valuation allowance against our U.S. deferred tax assets. As of December 31, 2022 and 2021, we recorded valuation allowances of $125,033 and $58,235, respectively. In 2022, the net increase in our valuation allowance primarily resulted from losses from operations and the increase in gross deferred tax assets before valuation allowance as a result of the SolAero Acquisition.

For the years ending December 31, 2022 and 2021, the Company recorded a U.S. federal and state income tax benefit totaling $2,228 and $6,296, respectively, for the decrease in its valuation allowance relating to the acquisition of deferred tax liabilities in business combinations.

The 2017 Tax Act amended the Internal Revenue Code (the "Code"), effective for amounts paid or incurred in tax years beginning after December 31, 2021, to eliminate the immediate expensing of research and experimental expenditures (“R&E”) and require taxpayers to capitalize their R&E expenditures and software development costs. Capitalized costs are required to be amortized over five years (15 years for expenditures attributable to foreign research). Starting in 2022, we recorded a tax adjustment to capitalize and amortize R&E and software development costs. Due to the full valuation allowance against our U.S. deferred tax assets, the impact of this adjustment was immaterial.

The reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
Balance at beginning of year	$835	$800
Increase related to prior year tax positions	1,121	—
Decrease related to prior year tax positions	(35)	—
Increase related to current year tax position	1,639	35
Balance at end of year	$3,560	$835

As of December 31, 2022 and 2021, the Company has unrecognized tax benefits totaling $2,760 and $35, respectively, which, if recognized, would impact the effective tax rate in future periods.

As of December 31, 2022, the Company anticipates that $2,620 of uncertain tax positions will be settled in the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. As of December 31, 2022 and 2021, there were no accrued interest and penalties.

Due to net operating loss (“NOL”) carryforwards, the U.S. federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years beginning with the year ended March 31, 2016. Our foreign subsidiaries are generally subject to examination within four years from the end of the tax year during which the tax return was filed. The years subject to audit may be extended if the entity substantially understates corporate income tax. The Company is not currently under examination by the IRS, foreign or state and local tax authorities.

At December 31, 2022 and 2021, the Company had federal NOL carryforwards of $317,164 and $195,305, respectively, which is comprised of definite and indefinite NOLs. The Company had definite federal NOL carryforwards of $57,135 as of December 31, 2022 and 2021, which begin to expire in varying amounts beginning in 2034. Federal NOLs generated after 2017 of $260,049 and $138,170 as of December 31, 2022 and 2021, respectively will carryforward indefinitely and are available to offset up to 80% of future taxable income each year. The Company also had state NOL carryforwards of $160,834 and $19,587 as of December 31, 2022 and 2021, respectively, available to reduce future taxable income, if any. If not realized, the state NOLs will begin to expire in varying amounts beginning in 2035.

As of December 31, 2022 and 2021, we have undistributed earnings of our foreign subsidiaries of $24,532 and $20,266, respectively, which we have indefinitely reinvested and for which we have not recognized deferred taxes. The amount of unrecognized deferred taxes associated with these unremitted earnings would not be significant at December 31, 2022 and 2021.

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

19.
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

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the as-converted method, or two-class method for participating securities, whichever is more dilutive. Potentially dilutive shares are comprised of Preferred Stock, Preferred Stock warrants, common stock warrants, restricted stock units, stock options, and Earnout Shares issuable upon the achievement of the Stock Price Target (see Note 1). For the years ended December 31, 2022, 2021 and 2020, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
Numerator
Net loss attributable to common stockholders-basic and diluted	$(135,944)	$(117,320)	$(55,005)
Denominator
Weighted average common shares outstanding-basic and diluted	466,214,095	209,895,135	75,414,888
Net loss per share attributable to common stockholders-basic and diluted	$(0.29)	$(0.56)	$(0.73)

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the years ended December 31, 2022, 2021 and 2020:

	December 31,
	2022	2021	2020
Stock options and restricted stock units	29,943,937	34,292,250	22,088,726
Legacy Rocket Lab preferred stock	—	—	283,843,764
Legacy Rocket Lab preferred stock warrants	—	—	1,123,959
Legacy Rocket Lab common stock warrants	—	—	585,399
Public and Private Warrants	—	16,264,516	—

20.
SEGMENTS

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company manages its business primarily based upon two operating segments, Launch Services and Space Systems. Each of these operating segments represents a reportable segment. Launch Services provides launch services to customer on a dedicated mission or ride share basis. Space Systems is comprised of space engineering, program management, spacecraft components, spacecraft manufacturing and mission operations. Although many of the Company’s contracts with customers contain elements of Space Systems and Launch Services, each reporting segment is managed separately to better align with customer’s needs and the Company’s growth plans. The accounting policies of the various segments are the same as those described in Note 2. The chief operating decision maker evaluates the performance of its reportable segments based on gross profit. For contracts with customers that contain both Space Systems and Launch Services elements, revenues for each reporting segment are generally allocated based upon the overall costs incurred for each of the reporting segments in comparison to total overall costs of the contract. The following table shows information by reportable segment for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022		2021		2020
	Launch Services	Space Systems	Launch Services	Space Systems	Launch Services	Space Systems
Revenues	$60,686	$150,310	$38,971	$23,266	$33,085	$2,075
Cost of revenues	67,640	124,366	53,827	10,303	45,872	1,105
Gross profit (loss)	$(6,954)	$25,944	$(14,856)	$12,963	$(12,787)	$970

Management does not regularly review either reporting segment’s total assets or operating expenses. This is because in general, the Company’s long-lived assets, facilities, and equipment are shared by each reporting segment.

21.
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

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

As of December 31, 2022 and 2021, the Company’s customers that accounted for 10% or more of the total accounts receivable, net, were as follows:

	December 31,
	2022	2021
U.S. commercial customer A	*	18%
U.S. commercial customer B	11%	*
International customer A	30%	*
Commercial customer G	*	23%

* Accounts receivable was less than 10%

For the years ended December 31, 2022, 2021 and 2020, the Company’s customers that accounted for 10% or more of the total revenue were as follows:

	December 31,
	2022	2021	2020
U.S. government customer D	*	*	21%
International customer E	*	*	18%
U.S. commercial customer F	*	*	15%
Commercial customer G	*	40%	14%
Commercial customer H	*	16%	*

* Revenue was less than 10%

Geographic Information

The Company’s consolidated net revenues by geographic area based on customer billing location are as follows for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022		2021		2020
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	% of Total Revenues
United States	$164,593	78%	$45,750	74%	$25,881	74%
Japan	15,306	7%	769	1%	6,498	18%
Germany	5,260	3%	9,770	16%	—	—%
Rest of world	25,837	12%	5,948	9%	2,781	8%
Total	$210,996	100%	$62,237	100%	$35,160	100%

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

Long-lived assets, which consists of property, plant and equipment, net, leased right-of-use assets, intangible assets, net and goodwill, by geographic area are as follows as of December 31, 2022 and 2021:

	December 31,
	2022		2021
	Amount	% of Long- Lived Assets	Amount	% of Long- Lived Assets
United States	$246,901	81%	$148,248	76%
New Zealand	53,188	18%	45,050	23%
Canada	2,990	1%	1,260	1%
Total	$303,079	100%	$194,558	100%

22.
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

As of December 31, 2022 and 2021, there are no amounts due to or from related parties.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rocket Lab USA, Inc.

Date: March 7, 2023	By:	/s/ Peter Beck
Peter Beck
President, Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Peter Beck	President, Chief Executive Officer and Chairman	March 7, 2023
Peter Beck	(Principal Executive Officer)

/s/ Adam Spice	Chief Financial Officer	March 7, 2023
Adam Spice	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Cowan	Director	March 7, 2023
David Cowan

/s/ Edward Frank	Director	March 7, 2023
Edward Frank

/s/ Michael Griffin	Director	March 7, 2023
Michael Griffin

/s/ Matthew Ocko	Director	March 7, 2023
Matthew Ocko

/s/ Jon Olson	Director	March 7, 2023
Jon Olson

/s/ Merline Saintil	Director	March 7, 2023
Merline Saintil

/s/ Alex Slusky	Director	March 7, 2023
Alex Slusky

/s/ Sven Strohband	Director	March 7, 2023
Sven Strohband