Form 10-Q
period 2023-03-31
Rocket Lab USA, Inc.
filed 2023-05-09
CIK 1819994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, the registrant had 478,661,458 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the inability to comply with, and costs associated with complying, any applicable regulations, and specifically, U.S. government contract regulations, which could result in loss of contract opportunities, contract modifications or termination, assessment of penalties and fines, and suspension or debarment from U.S. government contracting or subcontracting;
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
impacts of the war in Ukraine;
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

March 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

(in thousands, except share and per share values)

	March 31, 2023
	(unaudited)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$208,365	$242,515
Marketable securities, current	190,357	229,276
Accounts receivable, net	50,690	36,572
Contract assets	12,558	9,451
Inventories	98,453	92,279
Prepaids and other current assets	63,203	52,201
Assets held for sale	11,630	—
Total current assets	635,256	662,294
Non-current assets:
Property, plant and equipment, net	95,981	101,514
Intangible assets, net	76,495	79,692
Goodwill	71,020	71,020
Right-of-use assets - operating leases	34,839	35,239
Right-of-use assets - finance leases	15,458	15,614
Marketable securities, non-current	47,920	9,193
Restricted cash	3,337	3,356
Deferred income tax assets, net	3,500	3,898
Other non-current assets	7,102	7,303
Total assets	$990,908	$989,123
Liabilities and Stockholders’ Equity
Current liabilities:
Trade payables	$22,852	$12,084
Accrued expenses	8,678	8,723
Employee benefits payable	12,333	8,634
Contract liabilities	125,635	108,344
Current installments of long-term borrowings	2,934	2,906
Other current liabilities	24,863	22,249
Total current liabilities	197,295	162,940
Non-current liabilities:
Long-term borrowings, excluding current installments	100,724	100,043
Non-current operating lease liabilities	33,870	34,266
Non-current finance lease liabilities	15,478	15,568
Deferred tax liabilities	170	95
Other non-current liabilities	3,353	3,005
Total liabilities	350,890	315,917
COMMITMENTS AND CONTINGENCIES (Note 16)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares: 2,500,000,000; issued and outstanding shares: 478,153,075 and 475,356,517 at March 31, 2023 and December 31, 2022, respectively	48	48
Additional paid-in capital	1,125,976	1,112,977
Accumulated deficit	(486,572)	(440,955)
Accumulated other comprehensive income	566	1,136
Total stockholders’ equity	640,018	673,206
Total liabilities and stockholders’ equity	$990,908	$989,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenues	$54,895	$40,703
Cost of revenues	48,538	36,968
Gross profit	6,357	3,735
Operating expenses:
Research and development, net	23,905	13,477
Selling, general and administrative	28,469	23,078
Total operating expenses	52,374	36,555
Operating loss	(46,017)	(32,820)
Other income (expense):
Interest expense, net	(685)	(2,989)
Gain (loss) on foreign exchange	134	(20)
Change in fair value of liability classified warrants	—	13,482
Other income, net	1,477	26
Total other income, net	926	10,499
Loss before income taxes	(45,091)	(22,321)
Provision for income taxes	(526)	(4,388)
Net loss	$(45,617)	$(26,709)
Other comprehensive income (loss), net of tax:
Foreign currency translation income (loss)	(938)	876
Unrealized gain on available-for-sale marketable securities	368	—
Comprehensive loss	$(46,187)	$(25,833)
Net loss per share attributable to Rocket Lab USA, Inc.:
Basic and diluted	$(0.10)	$(0.06)
Weighted-average common shares outstanding:
Basic and diluted	476,199,710	456,495,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(unaudited; in thousands, except share and per share data)

	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
December 31, 2022	475,356,517	$48	$1,112,977	$(440,955)	$1,136	$673,206
Net loss	—	—	—	(45,617)	—	(45,617)
Issuance of common stock under equity plans	2,672,625	—	771	—	—	771
Stock-based compensation	—	—	12,228	—	—	12,228
Issuance of common stock for acquisition	123,933	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(570)	(570)
March 31, 2023	478,153,075	$48	$1,125,976	$(486,572)	$566	$640,018

	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
December 31, 2021	450,180,479	$45	$1,002,106	$(305,011)	$1,308	$698,448
Net loss	—	—	—	(26,709)	—	(26,709)
Issuance of common stock under equity plans	7,883,569	1	1,019	—	—	1,020
Stock-based compensation	—	—	14,116	—	—	14,116
Common stock issued upon exercise of Public and Private Warrants	4,554,830	—	44,844	—	—	44,844
Issuance of common stock for acquisition	123,934	—	—	—	—	—
Other comprehensive income	—	—	—	—	876	876
March 31, 2022	462,742,812	$46	$1,062,085	$(331,720)	$2,184	$732,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(unaudited; in thousands)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,617)	$(26,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,033	6,088
Stock-based compensation expense	14,036	11,958
Loss on disposal of assets	5	5
Amortization of debt issuance costs and discount	709	690
Noncash lease expense	988	731
Noncash income associated with liability-classified warrants	—	(13,482)
Change in the fair value of contingent consideration	300	2,500
Accretion of marketable securities purchased at a discount	(1,147)	—
Deferred income taxes	420	(1,558)
Changes in operating assets and liabilities:
Accounts receivable, net	(14,116)	(5,644)
Contract assets	(3,109)	(3,668)
Inventories	(6,712)	(9,132)
Prepaids and other current assets	(10,035)	(1,071)
Other non-current assets	103	772
Trade payables	11,305	805
Accrued expenses	403	(3,245)
Employee benefits payables	1,294	475
Contract liabilities	17,292	10,652
Other current liabilities	2,305	4,266
Non-current lease liabilities	(891)	(783)
Other non-current liabilities	49	11
Net cash used in operating activities	(25,385)	(26,339)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and software	(12,674)	(6,242)
Cash paid for acquisitions, net of acquired cash and restricted cash	—	(65,588)
Purchases of marketable securities	(76,394)	—
Maturities of marketable securities	78,099	—
Net cash used in investing activities	(10,969)	(71,830)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options and public warrants	771	1,379
Proceeds from Employee Stock Purchase Plan	1,202	1,025
Proceeds from sale of employees restricted stock units to cover taxes	3,078	20,841
Minimum tax withholding paid on behalf of employees for restricted stock units	(1,915)	(8,756)
Payment of contingent consideration	(1,000)	—
Finance lease principal payments	(78)	(45)
Net cash provided by financing activities	2,058	14,444
Effect of exchange rate changes on cash and cash equivalents	127	(574)
Net decrease in cash and cash equivalents and restricted cash	(34,169)	(84,299)
Cash and cash equivalents, and restricted cash, beginning of period	245,871	692,075
Cash and cash equivalents, and restricted cash, end of period	$211,702	$607,776
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,417	$2,292
Cash paid for income taxes	315	2,248
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unpaid purchases of property, equipment and software	924	1,417
Right-of-use assets obtained in exchange for new operating lease liabilities	908	3,783
Net exercise of public and private warrants into common stock	—	44,739
Issuance of common stock for payment of accrued bonus	—	1,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022 AND FOR THE

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

2.
SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting standards generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information and include the accounts of Rocket Lab USA, Inc. and its wholly owned subsidiaries after elimination of intercompany accounts and transactions. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023, or for any other interim period or for any other future year.

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

Other Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2023, except for the addition of an accounting policy with respect to assets held for sale below. Refer to Note 2 - Significant Accounting Policies disclosed in the “Notes to Consolidated Financial Statements” in the Company’s Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 7, 2023.

Assets Held For Sale

The Company generally considers assets to be held for sale when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Property classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell.

3.
REVENUES

The following table provides information about revenue by recognition model during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Revenues by recognition model	2023	2022
Point-in-time	$28,662	$28,237
Over-time	26,233	12,466
Total revenue by recognition model	$54,895	$40,703

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

The following table presents the balances related to enforceable contracts as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Contract balances
Accounts receivable, net	$50,690	$36,572
Contract assets	12,558	9,451
Contract liabilities	(125,635)	(108,344)

Changes in contract liabilities for the three months ended March 31, 2023 were as follows:

Contract liabilities, at December 31, 2022	$108,344
Customer advances received or billed	34,393
Recognition of unearned revenue	(17,102)
Contract liabilities, at March 31, 2023	$125,635

The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior years during the three months ended March 31, 2023 and 2022 was not material.

Remaining unsatisfied performance obligations represent the total dollar value of work to be performed on contracts awarded and in progress. The amount of remaining unsatisfied performance obligations increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of remaining unsatisfied performance obligations when an enforceable agreement has been reached. Remaining unsatisfied performance obligations totaled $494,175 as of March 31, 2023, of which approximately 53% is expected to be recognized within 12 months, with the remaining 47% to be recognized beyond 12 months.

Concentration of Credit Risk and Significant Customers

As of March 31, 2023, the Company’s customers that accounted for 10% or more of the total accounts receivable, net, were as follows:

March 31, 2023
Commercial customer A	28%
Commercial customer B	22%
U.S. prime contractor	13%
U.S. government customer	10%

For the three months ended March 31, 2023, the Company’s customers that accounted for 10% or more of the total revenue, were as follows:

Three Months Ended March 31, 2023
U.S. prime contractor	14%
Commercial customer A	14%
Commercial customer C	13%
Commercial customer D	10%

4.
BUSINESS COMBINATION

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

5.
CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents and marketable securities consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$208,365	$242,515
Marketable securities, current	190,357	229,276
Marketable securities, non-current	47,920	9,193
Total cash and cash equivalents and marketable securities	$446,642	$480,984

As of March 31, 2023, cash equivalents and marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market accounts	$152,085	$—	$—	$152,085	$152,085	$—
Certificates of deposit	56,248	12	(93)	56,167	—	56,167
Commercial paper	34,516	10	(31)	34,495	—	34,495
Corporate debt securities	81,185	14	(341)	80,858	—	80,858
Yankee bonds	2,923	—	(23)	2,900	—	2,900
U.S. Treasury securities	43,249	102	(21)	43,330	—	43,330
U.S. government agency bonds	8,350	4	—	8,354	—	8,354
Mortgage- and asset-backed securities	12,210	5	(42)	12,173	—	12,173
Total	$390,766	$147	$(551)	$390,362	$152,085	$238,277

The following table presents the Company's cash equivalents and marketable securities with unrealized losses by investment category as of March 31, 2023:

	Less than 12 Months
	Fair Value	Unrealized Losses
Certificates of deposit	$40,580	$(93)
Commercial paper	21,392	(31)
Corporate debt securities	68,444	(341)
Yankee bonds	2,900	(23)
U.S. Treasury securities	19,392	(21)
Mortgage- and asset-backed securities	8,266	(42)
Total	$160,974	$(551)

The Company has not observed a significant deterioration in credit quality of these securities, which are highly rated with moderate to low credit risk. Declines in value are largely attributable to current global economic conditions. The securities continue to make timely principal and interest payments, and the fair values are expected to recover as they approach maturity. The Company does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell the securities, before the respective recoveries of their amortized cost bases, which may be maturity. As of March 31, 2023, the Company had not recognized an allowance for credit losses on any marketable securities in an unrealized loss position.

The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of March 31, 2023:

	Amortized Cost	Fair Value
Due within one year	$342,885	$342,442
Due within one to three years	47,881	47,920
Total	$390,766	$390,362

6.
FAIR VALUE OF FINANCIAL INSTRUMENTS

As of March 31, 2023 and December 31, 2022 the following financial assets and liabilities are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$152,085	$—	$—	$152,085
Marketable securities, current:
Certificates of deposit	—	56,167	—	56,167
Commercial paper	—	34,495	—	34,495
Corporate debt securities	—	68,644	—	68,644
Yankee bonds	—	2,900	—	2,900
U.S. Treasury securities	23,938	—	—	23,938
U.S. government agency bonds	8,354	—	—	8,354
Mortgage- and asset-backed securities	—	405	—	405
Marketable securities, non-current
Corporate debt securities	—	12,214	—	12,214
U.S. Treasury securities	19,392	—	—	19,392
Mortgage- and asset-backed securities	—	11,768	—	11,768
Total	$203,769	$186,593	$—	$390,362
Liabilities:
Other non-current liabilities:
Contingent consideration	$—	$—	$2,100	$2,100
Total	$—	$—	$2,100	$2,100

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$204,027	$—	$—	$204,027
Commercial paper	—	4,980	—	4,980
Corporate debt securities	—	3,459	—	3,459
Marketable securities, current:
Certificates of deposit	—	52,713	—	52,713
Commercial paper	—	71,885	—	71,885
Corporate debt securities	—	62,316	—	62,316
Yankee bonds	—	4,768	—	4,768
U.S. Treasury securities	7,508	—	—	7,508
U.S. government agency bonds	30,086	—	—	30,086
Marketable securities, non-current
Corporate debt securities	—	1,231	—	1,231
Mortgage- and asset-backed securities	—	7,962	—	7,962
Total	$241,621	$209,314	$—	$450,935
Liabilities:
Other non-current liabilities:
Contingent consideration	$—	$—	$1,800	$1,800
Total	$—	$—	$1,800	$1,800

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

There were no transfers between fair value measurement levels during the three months ended March 31, 2023.

7.
INVENTORIES

Inventories as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Raw materials	$37,198	$33,376
Work in process	50,761	50,661
Finished goods	10,494	8,242
Total inventories	$98,453	$92,279

8.
PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Prepaid expenses and deposits	$46,300	$43,126
Government grant receivables	10,746	1,443
Other current assets	6,157	7,632
Total prepaids and other current assets	$63,203	$52,201

9.
ASSETS HELD FOR SALE

In the first quarter of 2023, the Company updated its Electron recovery strategy by completing a marine recovery, which we believe will be a more effective and financially viable type of recovery. As a result, the Company has ceased mid-air rocket booster recovery and has begun the sale process of two helicopters. As of March 31, 2023, the Company’s two helicopters met the held for sale criteria and the Company ceased depreciating these assets.

As of March 31, 2023, assets held for sale was $11,630.

10.
Property, plant and equipment, NET

Property, plant and equipment, net, as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Buildings and improvements	$37,047	$36,493
Machinery, equipment, vehicles and office furniture	55,454	54,300
Computer equipment, hardware and software	7,472	7,517
Launch site assets	12,685	12,822
Construction in process	22,923	26,771
Property, plant and equipment—gross	135,581	137,903
Less accumulated depreciation and amortization	(39,600)	(36,389)
Property, plant and equipment—net	$95,981	$101,514

Depreciation expense recorded in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2023 and 2022 consisted of the following:

	Three Months Ended March 31,
Depreciation expense	2023	2022
Cost of revenues	$2,352	$2,506
Research and development	818	245
Selling, general and administrative	388	342
Total depreciation expense	$3,558	$3,093

11.
Goodwill and Intangible assets, NET

Goodwill

The carrying amount of goodwill for the Space Systems reportable segment was $71,020 as of March 31, 2023 and December 31, 2022.

Intangible Assets

The components of intangible assets consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Developed Technology	$55,765	$(11,519)	$44,246
Capitalized software	10,432	(5,586)	4,846
Customer relationships	16,122	(2,240)	13,882
Trademarks and tradenames	10,104	(1,163)	8,941
Backlog	3,491	(2,241)	1,250
Other	1,041	(311)	730
Indefinite-Lived Intangible Assets
In-process Technology	2,600	—	2,600
Total	$99,555	$(23,060)	$76,495

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Developed Technology	$55,765	$(9,809)	$45,956
Capitalized software	10,502	(5,023)	5,479
Customer relationships	16,122	(1,866)	14,256
Trademarks and tradenames	10,104	(947)	9,157
Backlog	3,491	(1,866)	1,625
Other	898	(279)	619
Indefinite-Lived Intangible Assets
In-process Technology	2,600	—	2,600
Total	$99,482	$(19,790)	$79,692

Amortization expense recorded in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2023 and 2022, respectively consisted of the following:

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$1,782	$610
Research and development	48	1,654
Selling, general and administrative	1,490	631
Total amortization expense	$3,320	$2,895

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2023:

2023 (for the remaining period)	$9,644
2024	11,350
2025	9,335
2026	9,174
2027	8,207
Thereafter	26,185
Total	$73,895

12.
LOAN AGREEMENT

Hercules Capital Secured Term Loan

On June 10, 2021, the Company entered into a $100,000 secured term loan agreement with Hercules Capital, Inc. (the “Hercules Capital Secured Term Loan”) and borrowed the full amount under the secured term loan agreement. The term loan has a maturity date of June 1, 2024 and is secured by substantially all of the assets of the Company. Payments due for the term loan are interest-only until the maturity date with interest payable monthly in arrears. The outstanding principal bears (i) cash interest at the greater of (a) 8.15% or (b) 8.15% plus the prime rate minus 3.25% and (ii) payment-in-kind interest of 1.25% which is accrued and added to the outstanding principal balance. Prepayment of the outstanding principal is permitted under the loan agreement and subject to certain prepayment fees. In connection with the secured term loan, the Company paid an initial facility charge of $1,000 and the Company will be required to pay an end of term charge of $3,250 upon repayment of the loan. The secured term loan agreement contains customary representations, warranties, non-financial covenants, and events of default. The Company is in compliance with all debt covenants related to its long-term borrowings as of March 31, 2023. As of March 31, 2023, there was $103,658 outstanding under the Hercules Capital Secured Term Loan, of which $2,934 is classified as current in the Company’s condensed consolidated balance sheets, with the remainder classified as long-term borrowing. As of March 31, 2023, the Company had no availability under the Hercules Capital Secured Term Loan.

13.
PUBLIC AND PRIVATE WARRANTS

As part of the closing of the transactions contemplated by that certain Merger Agreement entered into with Vector Acquisition Corporation, dated March 1, 2021, as amended by Amendment No. 1 thereto, dated May 7, 2021 and Amendment No. 2 thereto, dated June 25, 2021 (the “Business Combination”), the Company assumed public warrants and private warrants to purchase up to 10,666,666 shares and 5,600,000 shares of common stock of the Company, respectively, which were exercisable at $11.50 per share.

Until settlement, public warrants could only be exercised for a whole number of shares. No fractional shares would be issued upon exercise of the public warrants. The public warrants became exercisable on September 29, 2021.

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

14.
STOCK-BASED COMPENSATION

Equity Incentive Plans

The Company has a single active equity incentive plan, the Rocket Lab 2021 Stock Option and Incentive Plan (the “2021 Plan”), with the objective of attracting and retaining available employees and directors by providing stock-based and other performance-based compensation. The 2021 Plan provides for the grant of equity awards to officers, employees, directors and other key employees as well as service providers which include incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards, restricted stock units or any combination of the foregoing any of which may be performance based, as determined by the Company’s Compensation Committee. An aggregate of 59,875,000 shares are reserved for the issuance of awards under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan automatically increases each January 1, beginning on January 1, 2022, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. The Company was authorized to issue up to 102,885,017 shares of common stock as equity awards to participants under the 2021 Plan as of March 31, 2023. There were 88,902,834 shares of common stock available for grant as of March 31, 2023.

Prior to the Business Combination, the Company maintained the Rocket Lab 2013 Stock Option and Grant Plan (the “2013 Plan”). The 2013 Plan was terminated in connection with the consummation of the Business Combination, and accordingly, no shares are available for future issuance under the 2013 Plan following the closing of the Business Combination. The 2013 Plan will continue to govern outstanding awards granted thereunder.

Total stock-based compensation recorded in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2023 and 2022 consisted of the following:

	Three Months Ended March 31,
Stock-based compensation	2023	2022
Cost of revenues	$3,813	$3,335
Research and development	5,022	5,026
Selling, general and administrative	5,201	3,597
Total stock-based compensation expense	$14,036	$11,958

Options

Options issued to all optionees under the 2013 Plan vest over four years from the date of issuance (or earlier vesting start date, as determined by the board of directors) as follows: 25% on the first anniversary of date of grant and the remaining vest monthly over the remaining vesting term.

As of March 31, 2023, total estimated unrecognized stock compensation expense related to unvested options granted under the 2013 Plan was $13, which is expected to be recognized over the year.

Restricted Stock Units

During the three months ended March 31, 2023 and 2022, the Company granted 3,361,528 and 4,197,879 restricted stock units, respectively, to certain key employees pursuant to the 2013 Plan and 2021 Plan. The time-based service vesting condition is generally satisfied over a period of approximately four years as the employees provide service.

As of March 31, 2023, the total unrecognized compensation expense related to unvested performance-based restricted stock units granted under the 2013 Plan and 2021 Plan was $85,380 and will be recognized upon vesting.

2021 Employee Stock Purchase Plan

In August 2021, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was approved to reserve 9,980,000 shares of common stock for issuance for awards in accordance with the terms of the 2021 ESPP. In addition, the number of shares reserved for issuance will ultimately increase on January 1 of each year from 2022 to 2031 by the lesser of (i) 9,980,000 shares of common stock, (ii) 1% of the number of shares of common stock outstanding as of the close of business on the immediately preceding December 31 or (iii) the number of common stock shares as determined by the Company’s board of directors. The purpose of the 2021 ESPP is to enable eligible employees to use payroll deductions to purchase shares of common stock and thereby acquire an interest in the Company. Eligible employees are offered shares through a 12-month offering period, which consists of two consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of our stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period.

No shares were issued under the 2021 ESPP during the three months ended March 31, 2023 and 2022. As of March 31, 2023, 18,138,432 shares remain available for issuance under the 2021 ESPP. Total ESPP stock-based compensation recorded in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022 was $770 and $768, respectively. As of March 31, 2023, the total unrecognized compensation expense related to the 2021 ESPP was $1,138 and will be recognized over the remaining offering period.

15.
LEASES

The Company has operating and finance leases for properties, vehicles and equipment. The Company’s leases have remaining lease terms of one year to twenty-seven years, some of which include options to extend the lease term, and some of which include options to terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

There have been no material changes in the Company’s lease portfolio since December 31, 2022.

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

Other Commitments

The Company has commitments under its lease obligations (see Note 15).

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

On May 23, 2016, the Company entered into a launch services agreement with a customer to provide three commercial dedicated launches which would deliver the customer’s payloads over the period of 2017 through 2020. Per the terms of the agreement, each dedicated launch shall have a firm fixed price below current launch vehicle costs. During the year ended December 31, 2018, the Company determined that it was probable that the costs to provide the services as stipulated by the launch services agreement would exceed the fixed firm price of each launch. As such, the Company recorded a provision for contract loss for these three dedicated launches. During the year ended December 31, 2020, one of the three launches occurred. On April 21, 2021, the launch services agreement was amended, resulting in one additional launch and the potential for price increases on the second and third launches dependent on the customer’s desired payload configuration. On March 29, 2023 and April 29, 2023, the launch services agreement was amended, to change the date by which the launch window election is to occur from March 31, 2023 to on or before May 31, 2023.

In connection with the SolAero acquisition, the Company assumed a contract with a customer to provide solar panel module at a fixed price. The Company determined that it was probable that the costs to complete the solar panel modules as stipulated by the contract would exceed the fixed firm price of the solar panel modules.

The provision for contract losses outstanding as of March 31, 2023, which primarily is related to the solar panel module agreement and the remaining three launches, was $15,067 included in other current liabilities in the Company’s condensed consolidated balance sheets.

17.
INCOME TAXES

Income tax provision and the effective tax rate for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Income tax provision	$(526)	$(4,388)
Effective tax rate	(1.2)%	(19.7)%

The tax provisions for the three months ended March 31, 2023 and 2022 were computed using the estimated effective tax rates projected to be applicable for domestic and international taxable jurisdictions for the full year as adjusted for discrete items arising during each quarter.

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

As of March 31, 2023, the Company anticipates that $2,769 of uncertain tax positions will be settled within the next twelve months.

18.
NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during each period.

The holder of each share of common stock has the right to one vote for each share and is entitled to notice of any stockholders’ meeting and to vote upon certain events.

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method. Potentially dilutive shares are comprised of restricted stock units and stock options. For the three months ended March 31, 2023 and 2022, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Numerator
Net loss attributable to common stockholders-basic and diluted	$(45,617)	$(26,709)
Denominator
Weighted average common shares outstanding-basic and diluted	476,199,710	456,495,288
Net loss per share attributable to common stockholders-basic and diluted	$(0.10)	$(0.06)

The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	March 31,
	2023	2022
Stock options and restricted stock units	29,851,750	30,144,103

19.
SEGMENTS

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company manages its business primarily based upon two operating segments, Launch Services and Space Systems. Each of these operating segments represents a reportable segment. Launch Services provides launch and launch related services to customer on a dedicated mission or ride share basis. Space Systems is comprised of space engineering, program management, spacecraft components, spacecraft manufacturing and mission operations. Although many of the Company’s contracts with customers contain elements of Space Systems and Launch Services, each reporting segment is managed separately to better align with customer’s needs and the Company’s growth plans. The chief operating decision maker evaluates the performance of its reportable segments based on gross profit. For contracts with customers that contain both Space Systems and Launch Services elements, revenues for each reporting segment are generally allocated based upon the overall costs incurred for each of the reporting segments in comparison to total overall costs of the contract. The following table shows information by reportable segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
	Launch Services	Space Systems	Launch Services	Space Systems
Revenues	$19,621	$35,274	$6,576	$34,127
Cost of revenues	20,379	28,159	7,344	29,624
Gross profit (loss)	$(758)	$7,115	$(768)	$4,503

Management does not regularly review either reporting segment’s total assets or operating expenses. This is because in general, the Company’s long-lived assets, facilities, and equipment are shared by each reporting segment.

20.
RELATED PARTY TRANSACTIONS

As of March 31, 2023 and December 31, 2022, there are no amounts due to or from related parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. For additional context with which to understand our financial condition and results of operations, see the audited consolidated financial statements and accompanying notes contained therein as of December 31, 2022 and 2021 and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 7, 2023. Certain amounts may not foot due to rounding. Certain information in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described under the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A. “Risk Factors” included in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 7, 2023. We assume no obligation to update any of these forward-looking statements. Actual results may differ materially from those contained in any forward-looking statements.

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

Electron is our orbital small launch vehicle that was designed from the ground up to accommodate a high launch rate business model to meet the growing and dynamic needs of our customers for small launch services. Since its maiden launch in 2017, Electron has become the leading small spacecraft launch vehicle delivering 159 spacecraft to orbit for government and commercial customers across 32 successful missions through March 31, 2023. In 2022, Electron was the second most frequently launched rocket by companies operating in the United States and maintained Rocket Lab as the fourth most frequent launcher globally. Our launch services program has seen us develop many industry-leading innovations, including 3D printed electric turbo-pump rocket engines, fully carbon composite first stage fuel tanks, a private orbital launch complex, a rocket stage that can be configured to convert into a highly capable spacecraft on orbit, and the potential ability to successfully recover a stage from space, providing a path to reusability.

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

Our space systems initiative is supported by the design and manufacture of our Photon family of small spacecraft along with a range of components, software and services for spacecraft, including reaction wheels, star trackers, radios, separation systems, solar solutions, command and control spacecraft software, high voltage space grade battery solutions, and additional products in development to serve a wide variety of sub-system functions. We entered this market with our acquisition of leading spacecraft components manufacturer Sinclair Interplanetary, and have since expanded our market participation with the acquisitions of Planetary Systems Corporation, SolAero Holdings, Inc. and aerospace software firm Advanced Solutions, Inc. Each of these strategic acquisitions brought incremental vertically-integrated capabilities for our own Photon family of spacecraft and also enabled Rocket Lab to deliver high-volume manufacturing of critical spacecraft components and software solutions at scale prices to the broader spacecraft merchant market. The Photon family of small spacecraft, which are configurable for a range of low Earth orbit, medium Earth orbit, geosynchronous orbit and interplanetary missions enable us to offer an end-to-end mission solution encompassing launch, spacecraft, ground services and mission operations to provide customers with streamlined access to orbit with Rocket Lab as a single mission partner.

Recent Developments

HASTE

We introduced the HASTE rocket (“Hypersonic Accelerator Suborbital Test Electron”), a suborbital testbed launch vehicle derived from Rocket Lab’s heritage Electron rocket. HASTE provides reliable, high-cadence flight test opportunities needed to advance hypersonic system technology development.

Key Metrics and Select Financial Data

We monitor the following key financial and operational metrics that assist us in evaluating our business, measuring our performance, identifying trends and making strategic decisions.

Launch Vehicle Build-Rate and Launch Cadence

We built approximately eight launch vehicles in 2021 and approximately 12 launch vehicles in 2022. We anticipate we will build approximately 15 launch vehicles in 2023. We launched six vehicles in 2021 and nine vehicles in 2022. We have launched three vehicles through the three months ended March 31, 2023 and launched four vehicles through May 9, 2023. The number of launches is an indicator of our ability to convert mission awards into revenue in a timely manner and demonstrate the scalability of our launch operations. Growth rates between launches and total launch service revenue are not perfectly correlated because our total revenue is affected by other variables, such as the revenue per launch, which can vary considerably based on factors such as unique orbit and insertion requirements, payload handling needs, launch location, time sensitivity of mission completion and other factors. We believe that the growth in our build rate and launch rate is a positive indicator of our ability to scale our launch operations.

Revenue Growth

Three Months Ended March 31, 2023 and 2022

We generated $54.9 million and $40.7 million in revenue for the three months ended March 31, 2023 and 2022, respectively, representing a year-on-year increase in revenue of approximately 35%. This year-on-year increase primarily resulted from a higher launch cadence that delivered growth of $13.0 million.

Revenue and Cost Value Per Launch

Revenue and cost value per launch represents the average revenue and cost per launch contract attributable to launches that occurred during a period, regardless of when the revenue or cost was recognized. Revenue and cost value per launch can be a useful metric to provide insight into general competitiveness and price sensitivity in the marketplace. Revenue and cost value per launch can vary considerably, based on factors such as unique orbit and insertion requirements, payload handling needs, launch location, time sensitivity of mission completion and other factors, and as such may not provide absolute clarity with regards to pricing and competitive dynamics in the marketplace.

Three Months Ended March 31, 2023 and 2022

In the three months ended March 31, 2023 and 2022, our revenue value per launch was $6.5 million and $6.3 million, respectively. Meanwhile, cost per launch for the three months ended March 31, 2023 and 2022 was $7.5 million and $7.5 million, respectively, excluding a $2.1 million benefit from non-recurring employee retention credit to Launch Services cost of revenue in the three months ended March 31, 2023.

Backlog

Backlog represents future revenues that we would recognize in connection with the completion of all contracts and purchase orders that have been entered into by our customers but have not yet been fulfilled, excluding any customer options for future products or services that have not yet been exercised. Contracts for launch services and spacecraft builds typically include termination rights that may be exercised by customers upon advanced notice and payment of a specified termination fee. Our backlog decreased from $503.6 million as of December 31, 2022 to $494.2 million as of March 31, 2023, of which $130.4 million is related to Launch and $363.8 million is related to Space Systems. The decrease was a result of recognizing revenue on contracts during the period, partially offset by additions to backlog.

Key Factors Affecting Our Performance

Ability to sell additional launch services, space systems service and spacecraft components to new and existing customers

Our results will be impacted by our ability to sell our launch services, space systems services, and spacecraft components to new and existing customers. We have successfully launched Electron 32 times delivering 159 spacecraft to orbit through March 31, 2023. Our spacecraft components have flown on more than 100 spacecraft and our family of Photon spacecraft has been selected for missions to the Moon, Mars and Venus. Our growth opportunity is dependent on our ability to expand our addressable launch services market with larger volumetric and higher mass payloads capabilities of our in-development medium-capacity Neutron launch vehicle, which will address large commercial and government constellation launch opportunities. Our growth opportunity is also dependent on our ability to win spacecraft constellation missions and expand our portfolio of strategic spacecraft components. Our ability to sell additional products to existing customers is a key part of our success, as follow-on purchases indicate customer satisfaction and decrease the likelihood of competitive substitution. To sell additional products and services to new and existing customers, we will need to continue to invest significant resources in our products and services.

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

Research and Development, net

Research and development expense consists primarily of personnel-related expenses, consulting and contractor expenses, validation and testing expense, prototype parts and materials and depreciation expense. We intend to continue to make significant investments in developing new products and enhancing existing products, including but not limited to our medium lift Neutron launch vehicle, Electron’s first stage recovery, Photon spacecraft features and capabilities, as well as on expanding our portfolio of Spacecraft components and subsystems. Research and development expense will be variable relative to the number of products that are in development, validation or testing. However, we expect it to decline as a percentage of total revenue over time.

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

Interest Expense, Net

Interest expense, net consists primarily of interest expense incurred on debt and interest income consists primarily of interest income earned on our cash and cash equivalents, short-term investments balances and marketable securities.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table sets forth our consolidated statements of operations information and data as a percentage of revenue for the three months ended March 31, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended March 31,
	2023		2022
	$	%	$	%
Revenues	$54,895	100.0%	$40,703	100.0%
Cost of revenues	48,538	88.4%	36,968	90.8%
Gross profit	6,357	11.6%	3,735	9.2%
Operating expenses:
Research and development, net	23,905	43.5%	13,477	33.1%
Selling, general and administrative	28,469	51.9%	23,078	56.7%
Total operating expenses	52,374	95.4%	36,555	89.8%
Operating loss	(46,017)	(83.8)%	(32,820)	(80.6)%
Other income (expense):
Interest expense, net	(685)	(1.2)%	(2,989)	(7.3)%
Gain (loss) on foreign exchange	134	0.2%	(20)	0.0%
Change in fair value of liability classified warrants	—	—%	13,482	33.1%
Other income, net	1,477	2.7%	26	0.1%
Total other income, net	926	1.7%	10,499	25.9%
Loss before income taxes	(45,091)	(82.1)%	(22,321)	(54.7)%
Provision for income taxes	(526)	(1.0)%	(4,388)	(10.8)%
Net loss	$(45,617)	(83.1)%	$(26,709)	(65.5)%

Revenues

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Revenues	$54,895	$40,703	$14,192	35%

Revenue increased by $14.2 million, or 35%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Launch services revenue was $19.6 million for the three months ended March 31, 2023, an increase of $13.0 million, or 198%, primarily due to a higher launch cadence, with three launch missions completed in the three months ended March 31, 2023, versus one launch mission completed in the three months ended March 31, 2022. Space systems revenue was $35.3 million for the three months ended March 31, 2023, an increase of $1.1 million, or 3%.

Cost of Revenues

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Cost of revenues	$48,538	$36,968	$11,570	31%

Cost of revenues increased by $11.6 million, or 31%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Launch Service cost of revenues was $20.4 million in the three months ended March 31, 2023, an increase of $13.0 million or 177%, primarily due to the higher launch cadence referenced above. Space systems cost of revenue was $28.2 million in the three months ended March 31, 2023, a decrease of $1.5 million or 5%, primarily due to the shift of engineering labor to research and development of Neutron. Cost of revenues for the three months ended March 31, 2023 decreased to 88% of total revenue as compared to 91% during the three months ended March 31, 2022.

Research and Development, Net

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Research and development, net	$23,905	$13,477	$10,428	77%

Research and development expense increased by $10.4 million, or 77%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to Neutron development, the shift of engineering labor to development of Neutron, and increased staff cost as a result of hiring and prototype spend focused on broadening our spacecraft component product portfolio.

Selling, General and Administrative

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Selling, general and administrative	$28,469	$23,078	$5,391	23%

Selling, general and administrative expense increased by $5.4 million, or 23%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to increased costs associated with being a public company including higher staff costs, facility related expense, professional services and a $1.6 million increase in stock-based compensation.

Interest Expense, Net

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Interest expense, net	$(685)	$(2,989)	$2,304	(77)%

Interest expense decreased by $2.3 million, or 77%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to an increase of interest income on marketable securities and money market funds.

Gain (Loss) on Foreign Exchange

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Gain (loss) on foreign exchange	$134	$(20)	$154	(770)%

Gain on foreign exchange increased by $0.2 million, or 770%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to fluctuations in the foreign exchange of the New Zealand Dollar.

Change in Fair Value of Liability Classified Warrants

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Change in fair value of liability classified warrants	$—	$13,482	$(13,482)	(100)%

Change in fair value of liability classified warrants income was $13.5 million for the three months ended March 31, 2022 as a result of the change in fair value of liability classified warrants assumed in connection with the Business Combination that were redeemed by January 31, 2022. The Company had no liability classified warrants as of March 31, 2023.

Other Income, Net

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Other income, net	$1,477	$26	$1,451	5581%

Other income increased by $1.5 million, or 5581%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to accretion of marketable securities purchased at a discount.

Provision for Income Taxes

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Provision for income taxes	$(526)	$(4,388)	$3,862	(88)%

We recorded income tax expense of $0.5 million for the three months ended March 31, 2023 and income tax expense of $4.4 million for the three months ended March 31, 2022. The effective tax rate was (1.2)% for the three months ended March 31, 2023, compared to (19.7)% for the three months ended March 31, 2022. The effective tax rate differs from the federal statutory rate due primarily to a full valuation allowance against our U.S. deferred tax assets, as well as the impact of discrete items that may occur in any given year but which are not consistent from year-to-year.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, bank debt, research and development grant proceeds, and cash flows from the sale of our products and services. As of March 31, 2023, we had $208.4 million of cash and cash equivalents and $238.3 million of marketable securities. Our primary requirements for liquidity and capital are for investment in new products and technologies, the expansion of existing manufacturing facilities, working capital, debt service, acquisitions of complementary businesses, products or technologies and general corporate needs. Historically, these cash requirements have been met through the net proceeds we received through private sales of equity securities, borrowings under our credit facilities, net proceeds received in the Business Combination and payments received from customers.

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

Indebtedness

Hercules Capital Secured Term Loan

On June 10, 2021, the Company entered into a $100 million secured term loan agreement with Hercules Capital, Inc. (the “Hercules Capital Secured Term Loan”) and borrowed the full amount under the secured term loan agreement. The term loan has a maturity date of June 1, 2024 and is secured by substantially all of the assets of the Company. Payments due for the term loan are interest-only until the maturity date with interest payable monthly in arrears. The outstanding principal bears (i) cash interest at the greater of (a) 8.15% or (b) 8.15% plus the prime rate minus 3.25% and (ii) payment-in-kind interest of 1.25% which is accrued and added to the outstanding principal balance. Prepayment of the outstanding principal is permitted under the loan agreement and subject to certain prepayment fees. In connection with the secured term loan, the Company paid an initial facility charge of $1 million and the Company will be required to pay an end of term charge of $3.25 million upon repayment of the loan. The secured term loan agreement contains customary representations, warranties, non-financial covenants, and events of default. The Company is in compliance with all debt covenants related to its long-term borrowings as of March 31, 2023. As of March 31, 2023, there was $103.7 million outstanding under the Hercules Capital Secured Term Loan, of which $2.9 million was classified as current in the Company’s condensed consolidated balance sheets, with the remainder classified as a long-term borrowing. As of March 31, 2023, the Company had no availability under the Hercules Capital Secured Term Loan.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(25,385)	$(26,339)
Investing activities	(10,969)	(71,830)
Financing activities	2,058	14,444
Effect of exchange rate changes	127	(574)
Net decrease in cash, cash equivalents, and restricted cash	$(34,169)	$(84,299)

Cash Flows from Operating Activities

Net cash used in operating activities was $25.4 million for the three months ended March 31, 2023 consisted of $45.6 million in operating loss, $22.3 million in non-cash expense and $2.1 million in cash used in operating assets and liabilities. Included in the non-cash expense are $14.0 million in stock-based compensation expense and $7.0 million in depreciation and amortization. Included in the cash used in operating assets and liabilities are $17.3 million increase in contract liabilities, $14.1 million increase in accounts receivable, $11.3 million increase in trade payables, $10.0 million increase in prepaids and other assets and $6.7 million increase in inventory.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2023 of $11.0 million was primarily driven by capital equipment and infrastructure investments of $12.7 million. These investments included the purchases of equipment, including printers and milling machines, and tenant improvements to support Neutron production and Space Systems infrastructure. Cash used in investing activities was partially offset by $1.7 million of net cash provided by investing activities related to purchases and maturities of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2023 of $2.1 million was primarily related to $3.1 million of net proceeds from our equity offerings which includes proceeds from sale of employees restricted stock units to cover taxes, stock options and employee stock purchase plan and applicable tax withholdings and payments, offset by $1.0 million payment of contingent consideration related to an acquisition.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates as disclosed in our audited financial statements included in our Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 7, 2023.

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

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar, and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar. The assets and liabilities of each of our subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date and operations accounts are translated using the average exchange rate for the relevant period. Increases or decreases in the relative value of the U.S. dollar to other currencies may positively or negatively affect revenue and other operating results as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains or losses due to transactions in foreign currencies are reflected in the condensed consolidated statements of operations under the line item “Gain (Loss) in Foreign Exchange.” Materially all of our revenues are denominated in U.S. dollars and we have not engaged in the hedging of foreign currency risk to date, although we may choose to do so in the future. As such, a 10% or greater move in exchange rates versus the U.S. dollar could have a material impact on our financial results and position.

Interest Rate Risk

As of March 31, 2023, we had cash and cash equivalents of $208.4 million, comprised primarily of operating accounts and money market instruments and $238.3 million invested in marketable securities, comprised of commercial paper, corporate debt securities, bank certificates of deposit, U.S. Treasury bills and notes and asset backed securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, concluded that, as of March 31, 2023, due to material weaknesses in internal control over financial reporting at its wholly owned subsidiary, SolAero, which the Company acquired on January 18, 2022, the Company’s disclosure controls and procedures were not effective. In accordance with interpretive guidance issued by SEC staff, the Company excluded SolAero from its assessment of disclosure controls and procedures and internal control over financial reporting during the first year after completion of the acquisition. As of March 31, 2023, the SolAero subsidiary is included in the above assessment regarding the effectiveness of the Company’s disclosure controls and procedures. Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weaknesses in its SolAero subsidiary, management has concluded that the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America.

Previously Identified Material Weaknesses in Internal Control over Financial Reporting

In connection with the audit of Rocket Lab as of and for the year ended December 31, 2022, we previously identified material weaknesses related to systematic controls over segregation of duties for recording journal entries, limiting privileged-level access and change management for general IT systems at SolAero. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. At December 31, 2022 and for the period from acquisition through December 31, 2022, total assets and total revenues subject to SolAero’s internal control over financial reporting represented 14% and 38% of consolidated total assets and total revenues, as of and for the year ended December 31, 2022.

Management has established a remediation plan and has implemented or is in the process of implementing the following items:

•
systematic controls to ensure appropriate segregation of duties;
•
effective controls to limit privileged-level access; and
•
effective controls to test and approve changes to IT systems before changes are put into production environment.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above with respect to the integration of SolAero, identified material weaknesses and remediation efforts, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

Other than the risk factors set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 7, 2023.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Most recently, First Republic Bank was placed into receivership on May 1, 2023. In addition, it is possible that other regional banking institutions may experience similar deposit outflows or lack of confidence leading to further turmoil in the market. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB, Signature or any other financial institution currently in receivership, if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

As of May 8, 2023, we had deposit accounts with SVB with an aggregate balance of approximately $0.9 million.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the Company, the financial institutions with which the Company has credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which the Company has financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

•
Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•
Delayed or lost access to, or reductions in borrowings available under revolving existing credit facilities or other working capital sources and/or delays, inability or reductions in the company’s ability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
•
Potential or actual breach of contractual obligations that require the Company to maintain letters of credit or other credit support arrangements;
•
Potential or actual breach of financial covenants in our credit agreements or credit arrangements;
•
Potential or actual cross-defaults in other credit agreements, credit arrangements or operating or financing agreements; or
•
Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our customers or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a customer may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a customer or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on the Company, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any customer or supplier bankruptcy or insolvency, or the failure of any customer to make payments when due, or any breach or default by a customer or supplier, or the loss of any significant supplier relationships, could result in material losses to the Company and may have a material adverse impact on our business.

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

ROCKET LAB USA, INC.

May 9, 2023	By:	/s/ Peter Beck
Peter Beck
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

May 9, 2023	By:	/s/ Adam Spice
Adam Spice
Chief Financial Officer
(Principal Financial and Accounting Officer)