Form 10-Q
period 2023-06-30
Rocket Lab USA, Inc.
filed 2023-08-08
CIK 1819994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023, the registrant had 483,326,614 shares of common stock, $0.0001 par value per share, outstanding.

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

•
macroeconomic conditions resulting from the global pandemic related to the novel coronavirus;
•
the inability to maintain effective internal controls;
•
the diversion of management’s attention and consumption of resources as a result of acquisitions of other companies and success in integrating and otherwise achieving the benefits of recent and potential acquisitions;
•
our inability to effectively integrate or benefit from recently purchased assets or businesses;
•
failure to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;
•
any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks;
•
the effect of a pandemic on the foregoing, including potential delays in the timing of launches due to government lock-downs, including travel restrictions or other factors impacting travel; and
•
other factors detailed under the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by a global crises and/or any response to such a crisis and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

June 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

(in thousands, except share and per share values)

	June 30, 2023
	(unaudited)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$197,160	$242,515
Marketable securities, current	144,018	229,276
Accounts receivable, net	25,175	36,572
Contract assets	16,714	9,451
Inventories	102,234	92,279
Prepaids and other current assets	63,520	52,201
Assets held for sale	11,384	—
Total current assets	560,205	662,294
Non-current assets:
Property, plant and equipment, net	120,004	101,514
Intangible assets, net	73,309	79,692
Goodwill	71,020	71,020
Right-of-use assets - operating leases	47,586	35,239
Right-of-use assets - finance leases	15,302	15,614
Marketable securities, non-current	73,941	9,193
Restricted cash	3,594	3,356
Deferred income tax assets, net	3,641	3,898
Other non-current assets	12,894	7,303
Total assets	$981,496	$989,123
Liabilities and Stockholders’ Equity
Current liabilities:
Trade payables	$25,867	$12,084
Accrued expenses	6,492	8,723
Employee benefits payable	14,138	8,634
Contract liabilities	134,574	108,344
Current installments of long-term borrowings	104,381	2,906
Other current liabilities	20,489	22,249
Total current liabilities	305,941	162,940
Non-current liabilities:
Long-term borrowings, excluding current installments	—	100,043
Non-current operating lease liabilities	43,169	34,266
Non-current finance lease liabilities	15,385	15,568
Deferred tax liabilities	237	95
Other non-current liabilities	5,716	3,005
Total liabilities	370,448	315,917
COMMITMENTS AND CONTINGENCIES (Note 16)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares: 2,500,000,000; issued and outstanding shares: 482,603,474 and 475,356,517 at June 30, 2023 and December 31, 2022, respectively	48	48
Additional paid-in capital	1,145,225	1,112,977
Accumulated deficit	(532,461)	(440,955)
Accumulated other comprehensive (loss) income	(1,764)	1,136
Total stockholders’ equity	611,048	673,206
Total liabilities and stockholders’ equity	$981,496	$989,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$62,045	$55,474	$116,940	$96,177
Cost of revenues	47,452	50,516	95,990	87,484
Gross profit	14,593	4,958	20,950	8,693
Operating expenses:
Research and development, net	31,035	19,165	54,940	32,642
Selling, general and administrative	28,717	18,952	57,186	42,030
Total operating expenses	59,752	38,117	112,126	74,672
Operating loss	(45,159)	(33,159)	(91,176)	(65,979)
Other income (expense):
Interest income (expense), net	(745)	(2,432)	(1,430)	(5,421)
(Loss) gain on foreign exchange	(90)	(3,876)	44	(3,896)
Change in fair value of liability classified warrants	—	—	—	13,482
Other income (loss), net	866	(23)	2,343	3
Total other income (expense), net	31	(6,331)	957	4,168
Loss before income taxes	(45,128)	(39,490)	(90,219)	(61,811)
(Provision) benefit for income taxes	(761)	2,073	(1,287)	(2,315)
Net loss	$(45,889)	$(37,417)	$(91,506)	$(64,126)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(1,516)	(1,030)	(2,454)	(154)
Unrealized loss on available-for-sale marketable securities	(814)	—	(446)	—
Comprehensive loss	$(48,219)	$(38,447)	$(94,406)	$(64,280)
Net loss per share attributable to Rocket Lab USA, Inc.:
Basic and diluted	$(0.10)	$(0.08)	$(0.19)	$(0.14)
Weighted-average common shares outstanding:
Basic and diluted	479,735,858	464,719,924	477,977,551	460,630,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(unaudited; in thousands, except share and per share data)

	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
December 31, 2022	475,356,517	$48	$1,112,977	$(440,955)	$1,136	$673,206
Net loss	—	—	—	(45,617)	—	(45,617)
Issuance of common stock under equity plans	2,672,625	—	771	—	—	771
Stock-based compensation	—	—	12,228	—	—	12,228
Issuance of common stock for acquisition	123,933	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(570)	(570)
March 31, 2023	478,153,075	48	1,125,976	(486,572)	566	640,018
Net loss	—	—	—	(45,889)	—	(45,889)
Issuance of common stock under equity plans	4,326,466	—	3,561	—	—	3,561
Stock-based compensation	—	—	15,688	—	—	15,688
Issuance of common stock for acquisition	123,933	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(2,330)	(2,330)
June 30, 2023	482,603,474	$48	$1,145,225	$(532,461)	$(1,764)	$611,048

	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
December 31, 2021	450,180,479	$45	$1,002,106	$(305,011)	$1,308	$698,448
Net loss	—	—	—	(26,709)	—	(26,709)
Issuance of common stock under equity plans	7,883,569	1	1,019	—	—	1,020
Stock-based compensation	—	—	14,116	—	—	14,116
Common stock issued upon exercise of Public and Private Warrants	4,554,830	—	44,844	—	—	44,844
Issuance of common stock for acquisition	123,934	—	—	—	—	—
Other comprehensive income	—	—	—	—	876	876
March 31, 2022	462,742,812	46	1,062,085	(331,720)	2,184	732,595
Net loss	—	—	—	(37,417)	—	(37,417)
Issuance of common stock under equity plans	3,594,963	1	3,725	—	—	3,726
Stock-based compensation	—	—	15,580	—	—	15,580
Issuance of common stock for acquisitions	2,039,290	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(1,030)	(1,030)
June 30, 2022	468,377,065	$47	$1,081,390	$(369,137)	$1,154	$713,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(unaudited; in thousands)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(91,506)	$(64,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,785	13,737
Stock-based compensation expense	29,300	28,827
Loss on disposal of assets	27	25
Amortization of debt issuance costs and discount	1,431	1,392
Noncash lease expense	2,026	1,526
Noncash income associated with liability-classified warrants	—	(13,482)
Change in the fair value of contingent consideration	1,600	—
Accretion of marketable securities purchased at a discount	(2,116)	—
Deferred income taxes	248	251
Changes in operating assets and liabilities:
Accounts receivable, net	11,433	(12,926)
Contract assets	(7,264)	(2,286)
Inventories	(10,611)	(16,302)
Prepaids and other current assets	(10,839)	(8,090)
Other non-current assets	(5,634)	2,089
Trade payables	13,234	1,992
Accrued expenses	(2,845)	(3,433)
Employee benefits payables	4,116	3,925
Contract liabilities	26,230	4,467
Other current liabilities	(1,881)	(568)
Non-current lease liabilities	(1,942)	(1,640)
Other non-current liabilities	(241)	27
Net cash used in operating activities	(31,449)	(64,595)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and software	(23,246)	(19,070)
Cash paid for business combinations and asset acquisitions, net of acquired cash and restricted cash	(16,119)	(65,073)
Purchases of marketable securities	(132,000)	—
Maturities of marketable securities	154,176	—
Net cash used in investing activities	(17,189)	(84,143)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options and public warrants	1,808	3,142
Proceeds from Employee Stock Purchase Plan	2,522	2,091
Proceeds from sale of employees restricted stock units to cover taxes	7,801	24,002
Minimum tax withholding paid on behalf of employees for restricted stock units	(6,968)	(23,741)
Tax payment for net settled option shares	—	(444)
Payment of contingent consideration	(1,000)	(5,500)
Finance lease principal payments	(160)	(116)
Net cash provided by (used in) financing activities	4,003	(566)
Effect of exchange rate changes on cash and cash equivalents	(482)	3,858
Net decrease in cash and cash equivalents and restricted cash	(45,117)	(145,446)
Cash and cash equivalents, and restricted cash, beginning of period	245,871	692,075
Cash and cash equivalents, and restricted cash, end of period	$200,754	$546,629
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$7,051	$4,771
Cash paid for income taxes	387	2,028
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unpaid purchases of property, equipment and software	2,143	1,027
Right-of-use assets obtained in exchange for new operating lease liabilities	979	3,783
Unpaid transaction costs	999	—
Net exercise of public and private warrants into common stock	—	44,739
Issuance of common stock for payment of accrued bonus	—	1,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023 AND DECEMBER 31, 2022 AND FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

Other Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2023, except for the addition of an accounting policy with respect to assets held for sale and customer financing below. Refer to Note 2 - Significant Accounting Policies disclosed in the “Notes to Consolidated Financial Statements” in the Company’s Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 7, 2023.

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

Customer Financing

The Company records customer financing receivables net of any unamortized discounts and deferred incremental direct costs. Interest income and amortization of any discounts are recorded ratably over the related term of the note to interest income in the condensed consolidated statements of operations and comprehensive loss.

Interest income recognition is generally suspended for customer financing receivables that are uncollectible. The Company measures and records expected credit losses related to its customer financing in accordance with the current expected credit losses (“CECL”) standard. The CECL standard requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the economic environment.

3.
REVENUES

The following table provides information about revenue by recognition model during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues by recognition model	2023	2022	2023	2022
Point-in-time	$35,670	$37,107	$64,332	$65,344
Over-time	26,375	18,367	52,608	30,833
Total revenue by recognition model	$62,045	$55,474	$116,940	$96,177

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

The following table presents the balances related to enforceable contracts as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Contract balances
Accounts receivable, net	$25,175	$36,572
Contract assets	16,714	9,451
Contract liabilities	(134,574)	(108,344)

Changes in contract liabilities for the three months ended June 30, 2023 were as follows:

Contract liabilities, at March 31, 2023	$125,635
Customer advances received or billed	34,190
Recognition of unearned revenue	(25,251)
Contract liabilities, at June 30, 2023	$134,574

Changes in contract liabilities for the six months ended June 30, 2023 were as follows:

Contract liabilities, at December 31, 2022	$108,344
Customer advances received or billed	68,583
Recognition of unearned revenue	(42,353)
Contract liabilities, at June 30, 2023	$134,574

The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior years during the three and six months ended June 30, 2023 and 2022 was not material.

Backlog

The Company’s backlog represents the total dollar value of work to be performed on contracts awarded and in progress. The amount of backlog increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of backlog when an enforceable agreement has been reached. Remaining backlog totaled $534,312 as of June 30, 2023, of which approximately 57% is expected to be recognized within 12 months, with the remaining 43% to be recognized beyond 12 months.

Concentration of Credit Risk and Significant Customers

As of June 30, 2023, the Company’s customer that accounted for 10% or more of the total accounts receivable, net, was:

June 30, 2023
Northrop Grumman Corporation	16%

For the six months ended June 30, 2023, the Company’s customers that accounted for 10% or more of the total revenue, were as follows:

Six Months Ended June 30, 2023
Northrop Grumman Corporation	14%
National Aeronautics and Space Administration	11%

Customer Financing

In connection with the signing of a multi-launch agreement with a commercial customer, the Company entered into a subordinated loan and security agreement. The commercial customer may choose to have certain milestone payments financed under the terms of the subordinated loan and security agreement. The receivable will bear no interest until the initial launch dates pass, after which interest will accrue at a fixed rate of 10.8%. Principal and interest payments will be made over 12 quarterly payments from the launch date.

As of June 30, 2023, the Company had $7,000 customer financing receivable in other non-current assets on the condensed consolidated balance sheets.

4.
BUSINESS COMBINATION AND ASSET ACQUISITION

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

Asset Purchase Agreement

On June 2, 2023, Company closed on the purchase of certain assets pursuant to an Asset Purchase Agreement (the “Virgin APA”) with Virgin Orbit Holdings, Inc. to acquire certain assets, including a real property lease for a property located in Long Beach, California and certain production assets, machinery and equipment.

The acquisition was accounted for as an asset acquisition and the total purchase price consideration of $17,118 (which includes $999 of transaction costs) was allocated to the assets acquired on a relative fair value basis. The following table presents estimates of the relative fair value of the assets acquired and the liabilities assumed by the Company in the acquisition:

Description	Amount
Property, plant and equipment	$15,842
Right-of-use assets - operating leases	13,939
Other non-current assets	189
Other current liabilities	(1,125)
Non-current operating lease liabilities	(10,375)
Other non-current liabilities	(1,352)
Total purchase price	$17,118

5.
CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents and marketable securities consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$197,160	$242,515
Marketable securities, current	144,018	229,276
Marketable securities, non-current	73,941	9,193
Total cash and cash equivalents and marketable securities	$415,119	$480,984

As of June 30, 2023, cash equivalents and marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market accounts	$147,755	$—	$—	$147,755	$147,755	$—
Certificates of deposit	40,291	1	(55)	40,237	—	40,237
Commercial paper	30,799	—	(38)	30,761	—	30,761
Corporate debt securities	60,027	—	(235)	59,792	—	59,792
Yankee bonds	2,922	—	(8)	2,914	—	2,914
U.S. Treasury securities	73,778	4	(829)	72,953	7,784	65,169
U.S. government agency bonds	8,351	—	(15)	8,336	—	8,336
Mortgage- and asset-backed securities	10,793	—	(43)	10,750	—	10,750
Total	$374,716	$5	$(1,223)	$373,498	$155,539	$217,959

The following table presents the Company's cash equivalents and marketable securities with unrealized losses by investment category as of June 30, 2023:

	Less than 12 Months
	Fair Value	Unrealized Losses
Certificates of deposit	$34,493	$(55)
Commercial paper	30,761	(38)
Corporate debt securities	58,352	(235)
Yankee bonds	2,914	(8)
U.S. Treasury securities	58,769	(829)
U.S. government agency bonds	8,336	(15)
Mortgage- and asset-backed securities	10,750	(43)
Total	$204,375	$(1,223)

The Company has not observed a significant deterioration in credit quality of these securities, which are highly rated with moderate to low credit risk. Declines in value are largely attributable to current global economic conditions. The securities continue to make timely principal and interest payments, and the fair values are expected to recover as they approach maturity. The Company does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell the securities, before the respective recoveries of their amortized cost bases, which may be maturity. As of June 30, 2023, the Company had not recognized an allowance for credit losses on any marketable securities in an unrealized loss position.

The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of June 30, 2023:

	Amortized Cost	Fair Value
Due within one year	$299,840	$299,557
Due within one to three years	74,876	73,941
Total	$374,716	$373,498

6.
FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2023 and December 31, 2022 the following financial assets and liabilities are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$147,755	$—	$—	$147,755
U.S. Treasury securities	7,784	—	—	7,784
Marketable securities, current:
Certificates of deposit	—	40,237	—	40,237
Commercial paper	—	30,761	—	30,761
Corporate debt securities	—	52,969	—	52,969
Yankee bonds	—	2,914	—	2,914
U.S. Treasury securities	8,397	—	—	8,397
U.S. government agency bonds	8,336	—	—	8,336
Mortgage- and asset-backed securities	—	404	—	404
Marketable securities, non-current
Corporate debt securities	—	6,823	—	6,823
U.S. Treasury securities	56,772	—	—	56,772
Mortgage- and asset-backed securities	—	10,346	—	10,346
Total	$229,044	$144,454	$—	$373,498
Liabilities:
Other non-current liabilities:
Contingent consideration	$—	$—	$3,400	$3,400
Total	$—	$—	$3,400	$3,400

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$204,027	$—	$—	$204,027
Commercial paper	—	4,980	—	4,980
Corporate debt securities	—	3,459	—	3,459
Marketable securities, current:
Certificates of deposit	—	52,713	—	52,713
Commercial paper	—	71,885	—	71,885
Corporate debt securities	—	62,316	—	62,316
Yankee bonds	—	4,768	—	4,768
U.S. Treasury securities	7,508	—	—	7,508
U.S. government agency bonds	30,086	—	—	30,086
Marketable securities, non-current
Corporate debt securities	—	1,231	—	1,231
Mortgage- and asset-backed securities	—	7,962	—	7,962
Total	$241,621	$209,314	$—	$450,935
Liabilities:
Other non-current liabilities:
Contingent consideration	$—	$—	$1,800	$1,800
Total	$—	$—	$1,800	$1,800

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

There were no transfers between fair value measurement levels during the six months ended June 30, 2023.

7.
INVENTORIES

Inventories as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Raw materials	$41,063	$33,376
Work in process	46,529	50,661
Finished goods	14,642	8,242
Total inventories	$102,234	$92,279

8.
PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Prepaid expenses and deposits	$47,649	$43,126
Government grant receivables	10,550	1,443
Other current assets	5,321	7,632
Total prepaids and other current assets	$63,520	$52,201

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

As of June 30, 2023, the Company’s two helicopters continued to be assets held for sale of $11,384.

10.
Property, plant and equipment, NET

Property, plant and equipment, net, as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Buildings and improvements	$41,501	$36,493
Machinery, equipment, vehicles and office furniture	47,354	54,300
Computer equipment, hardware and software	7,822	7,517
Launch site assets	13,186	12,822
Construction in process	50,481	26,771
Property, plant and equipment—gross	160,344	137,903
Less accumulated depreciation and amortization	(40,340)	(36,389)
Property, plant and equipment—net	$120,004	$101,514

Depreciation expense recorded in the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2023 and 2022 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation expense	2023	2022	2023	2022
Cost of revenues	$1,938	$3,252	$4,290	$5,758
Research and development	1,026	536	1,844	781
Selling, general and administrative	393	376	781	718
Total depreciation expense	$3,357	$4,164	$6,915	$7,257

11.
Goodwill and Intangible assets, NET

Goodwill

The carrying amount of goodwill for the Space Systems reportable segment was $71,020 as of June 30, 2023 and December 31, 2022.

Intangible Assets

The components of intangible assets consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Developed Technology	$55,765	$(13,229)	$42,536
Capitalized software	10,311	(6,068)	4,243
Customer relationships	16,135	(2,591)	13,544
Trademarks and tradenames	10,106	(1,375)	8,731
Backlog	3,491	(2,616)	875
Other	1,128	(348)	780
Indefinite-Lived Intangible Assets
In-process Technology	2,600	—	2,600
Total	$99,536	$(26,227)	$73,309

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Developed Technology	$55,765	$(9,809)	$45,956
Capitalized software	10,502	(5,023)	5,479
Customer relationships	16,122	(1,866)	14,256
Trademarks and tradenames	10,104	(947)	9,157
Backlog	3,491	(1,866)	1,625
Other	898	(279)	619
Indefinite-Lived Intangible Assets
In-process Technology	2,600	—	2,600
Total	$99,482	$(19,790)	$79,692

Amortization expense recorded in the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2023 and 2022, respectively consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$1,778	$803	$3,560	$1,413
Research and development	18	1,711	66	3,365
Selling, general and administrative	1,443	817	2,933	1,448
Total amortization expense	$3,239	$3,331	$6,559	$6,226

The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2023:

2023 (for the remaining period)	$6,477
2024	11,318
2025	9,335
2026	9,172
2027	8,202
Thereafter	26,205
Total	$70,709

12.
LOAN AGREEMENT

Hercules Capital Secured Term Loan

On June 10, 2021, the Company entered into a $100,000 secured term loan agreement with Hercules Capital, Inc. (the “Hercules Capital Secured Term Loan”) and borrowed the full amount under the secured term loan agreement. The term loan has a maturity date of June 1, 2024 and is secured by substantially all of the assets of the Company. Payments due for the term loan are interest-only until the maturity date with interest payable monthly in arrears. The outstanding principal bears (i) cash interest at the greater of (a) 8.15% or (b) 8.15% plus the prime rate minus 3.25% and (ii) payment-in-kind interest of 1.25% which is accrued and added to the outstanding principal balance. Prepayment of the outstanding principal is permitted under the loan agreement and subject to certain prepayment fees. In connection with the secured term loan, the Company paid an initial facility charge of $1,000 and the Company will be required to pay an end of term charge of $3,250 upon repayment of the loan. The secured term loan agreement contains customary representations, warranties, non-financial covenants, and events of default. The Company is in compliance with all debt covenants related to its long-term borrowings as of June 30, 2023. As of June 30, 2023, there was $104,381 outstanding under the Hercules Capital Secured Term Loan, which is classified as current in the Company’s condensed consolidated balance sheets. As of June 30, 2023, the Company had no availability under the Hercules Capital Secured Term Loan.

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

14.
STOCK-BASED COMPENSATION

Equity Incentive Plans

The Company has a single active equity incentive plan, the Rocket Lab 2021 Stock Option and Incentive Plan (the “2021 Plan”), with the objective of attracting and retaining available employees and directors by providing stock-based and other performance-based compensation. The 2021 Plan provides for the grant of equity awards to officers, employees, directors and other key employees as well as service providers which include incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards, restricted stock units or any combination of the foregoing any of which may be performance based, as determined by the Company’s Compensation Committee. An aggregate of 59,875,000 shares were initially reserved for the issuance of awards under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan automatically increases each January 1, beginning on January 1, 2022, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. The Company was authorized to issue up to 101,067,501 shares of common stock as equity awards to participants under the 2021 Plan as of June 30, 2023. There were 83,773,017 shares of common stock available for grant as of June 30, 2023.

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

Total stock-based compensation recorded in the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2023 and 2022 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Stock-based compensation	2023	2022	2023	2022
Cost of revenues	$3,330	$5,792	$7,143	$9,127
Research and development	6,652	6,350	11,674	11,376
Selling, general and administrative	5,282	4,727	10,483	8,324
Total stock-based compensation expense	$15,264	$16,869	$29,300	$28,827

Options

Options issued to all optionees under the 2013 Plan vest over four years from the date of issuance (or earlier vesting start date, as determined by the board of directors) as follows: 25% on the first anniversary of date of grant and the remaining vest monthly over the remaining vesting term.

Restricted Stock Units

During the six months ended June 30, 2023 and 2022, the Company granted 5,816,224 and 8,430,523 restricted stock units, respectively, to certain key employees pursuant to the 2013 Plan and 2021 Plan. The time-based service vesting condition is generally satisfied over periods of approximately four years as the employees provide service.

As of June 30, 2023, the total unrecognized compensation expense related to unvested performance-based restricted stock units granted under the 2013 Plan and 2021 Plan was $94,977 and will be recognized upon vesting.

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

During the six months ended June 30, 2023 and 2022, 681,018 shares and 527,899 shares of common stock were issued under the 2021 ESPP, respectively. As of June 30, 2023, 17,457,414 shares remain available for issuance under the 2021 ESPP. Total ESPP stock-based compensation recorded in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 was $626 and $1,396, respectively. Total ESPP stock-based compensation recorded in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 was $891 and $1,659, respectively. As of June 30, 2023, the total unrecognized compensation expense related to the 2021 ESPP was $809 and will be recognized over the remaining offering period.

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

In connection with the Virgin APA, the Company assumed an operating lease. The Company recorded an operating lease liability of $11,500 and an operating lease right-of-use asset of $13,939, which reflects terms that are favorable relative to the current market terms, in connection with the assumed lease. There have been no other material changes in the Company’s lease portfolio since December 31, 2022.

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

On May 23, 2016, the Company entered into a launch services agreement with a customer to provide three commercial dedicated launches which would deliver the customer’s payloads over the period of 2017 through 2020. Per the terms of the agreement, each dedicated launch shall have a firm fixed price below current launch vehicle costs. During the year ended December 31, 2018, the Company determined that it was probable that the costs to provide the services as stipulated by the launch services agreement would exceed the fixed firm price of each launch. As such, the Company recorded a provision for contract loss for these three dedicated launches. During the year ended December 31, 2020, one of the three launches occurred. On April 21, 2021, the launch services agreement was amended, resulting in one additional launch and the potential for price increases on the second and third launches dependent on the customer’s desired payload configuration. On March 29, 2023 and April 29, 2023, the launch services agreement was amended, to change the date by which the launch window election is to occur from March 31, 2023 to on or before May 31, 2023. In June 2023, the launch services agreement was terminated and as a result, the Company released a $4,066 provision for contract losses.

In connection with the SolAero acquisition, the Company assumed a contract with a customer to provide solar panel module at a fixed price. The Company determined that it was probable that the costs to complete the solar panel modules as stipulated by the contract would exceed the fixed firm price of the solar panel modules. The provision for contract losses outstanding as of June 30, 2023, which primarily is related to the solar panel module agreement, was $9,866 included in other current liabilities in the Company’s condensed consolidated balance sheets.

17.
INCOME TAXES

Income tax provision and the effective tax rate for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income tax (provision) benefit	$(761)	$2,073	$(1,287)	$(2,315)
Effective tax rate	(1.7)%	5.2%	(1.4)%	(3.7)%

The tax provisions for the three and six months ended June 30, 2023 and 2022 were computed using the estimated effective tax rates projected to be applicable for domestic and international taxable jurisdictions for the full year as adjusted for discrete items arising during each quarter.

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

As of June 30, 2023, the Company anticipates that $2,930 of uncertain tax positions will be settled within the next twelve months.

18.
NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during each period.

The holder of each share of common stock has the right to one vote for each share and is entitled to notice of any stockholders’ meeting and to vote upon certain events.

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method. Potentially dilutive shares are comprised of restricted stock units and stock options. For the three and six months ended June 30, 2023 and 2022, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net loss attributable to common stockholders-basic and diluted	$(45,889)	$(37,417)	$(91,506)	$(64,126)
Denominator
Weighted average common shares outstanding-basic and diluted	479,735,858	464,719,924	477,977,551	460,630,324
Net loss per share attributable to common stockholders-basic and diluted	$(0.10)	$(0.08)	$(0.19)	$(0.14)

The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	June 30,
	2023	2022
Stock options and restricted stock units	31,165,239	31,193,222

19.
SEGMENTS

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company manages its business primarily based upon two operating segments, Launch Services and Space Systems. Each of these operating segments represents a reportable segment. Launch Services provides launch and launch related services to customers on a dedicated mission or ride share basis. Space Systems is comprised of space engineering, program management, spacecraft components, spacecraft manufacturing and mission operations. Although many of the Company’s contracts with customers contain elements of Space Systems and Launch Services, each reporting segment is managed separately to better align with customer’s needs and the Company’s growth plans. The chief operating decision maker evaluates the performance of its reportable segments based on gross profit. For contracts with customers that contain both Space Systems and Launch Services elements, revenues for each reporting segment are generally allocated based upon the overall costs incurred for each of the reporting segments in comparison to total overall costs of the contract. The following table shows information by reportable segment for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023		2022
	Launch Services	Space Systems	Launch Services	Space Systems
Revenues	$22,495	$39,550	$19,109	$36,365
Cost of revenues	17,454	29,998	21,421	29,095
Gross profit (loss)	$5,041	$9,552	$(2,312)	$7,270

	Six Months Ended June 30,
	2023		2022
	Launch Services	Space Systems	Launch Services	Space Systems
Revenues	$42,116	$74,824	$25,685	$70,492
Cost of revenues	37,833	58,157	28,765	58,719
Gross profit (loss)	$4,283	$16,667	$(3,080)	$11,773

Management does not regularly review either reporting segment’s total assets or operating expenses. This is because in general, the Company’s long-lived assets, facilities, and equipment are shared by each reporting segment.

20.
RELATED PARTY TRANSACTIONS

As of June 30, 2023 and December 31, 2022, there are no amounts due to or from related parties.

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

Electron is our orbital small launch vehicle that was designed from the ground up to accommodate a high launch rate business model to meet the growing and dynamic needs of our customers for small launch services. Since its maiden launch in 2017, Electron has become the leading small spacecraft launch vehicle delivering 163 spacecraft to orbit and one suborbital launch for government and commercial customers across 35 successful missions through June 30, 2023. In 2022, Electron was the second most frequently launched rocket by companies operating in the United States and maintained Rocket Lab as the fourth most frequent launcher globally. Our launch services program has seen us develop many industry-leading innovations, including 3D printed electric turbo-pump rocket engines, fully carbon composite first stage fuel tanks, a private orbital launch complex, a rocket stage that can be configured to convert into a highly capable spacecraft on orbit, and the potential ability to successfully recover a stage from space, providing a path to reusability.

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

Our space systems initiative is supported by the design and manufacture of our Photon family of spacecraft along with a range of components, software and services for spacecraft, including reaction wheels, star trackers, radios, separation systems, solar solutions, command and control spacecraft software, high voltage space grade battery solutions, and additional products in development to serve a wide variety of sub-system functions. We entered this market with our acquisition of leading spacecraft components manufacturer Sinclair Interplanetary, and have since expanded our market participation with the acquisitions of Planetary Systems Corporation, SolAero Holdings, Inc. and aerospace software firm Advanced Solutions, Inc. Each of these strategic acquisitions brought incremental vertically-integrated capabilities for our own Photon family of spacecraft and also enabled Rocket Lab to deliver high-volume manufacturing of critical spacecraft components and software solutions at scale prices to the broader spacecraft merchant market. The Photon family of spacecraft, which are configurable for a range of low Earth orbit, medium Earth orbit, geosynchronous orbit and interplanetary missions enable us to offer an end-to-end mission solution encompassing launch, spacecraft, ground services and mission operations to provide customers with streamlined access to orbit with Rocket Lab as a single mission partner.

Recent Developments

HASTE

We introduced the Hypersonic Accelerator Suborbital Test Electron rocket (“HASTE”), a suborbital testbed launch vehicle derived from Rocket Lab’s heritage Electron rocket. HASTE provides reliable, high-cadence flight test opportunities needed to advance hypersonic system technology development. On June 17, 2023, we successfully launched our first HASTE rocket.

Asset Purchase Agreement

On June 2, 2023, Company closed on the purchase of certain assets pursuant to the Virgin APA, including a real property lease for a property located in Long Beach, California and certain production assets, machinery and equipment for a total purchase price consideration of $17.1 million (which includes $1.0 million of transaction costs).

Key Metrics and Select Financial Data

We monitor the following key financial and operational metrics that assist us in evaluating our business, measuring our performance, identifying trends and making strategic decisions.

Launch Vehicle Build-Rate and Launch Cadence

We built approximately eight launch vehicles in 2021 and approximately 12 launch vehicles in 2022. We anticipate we will build approximately 15 launch vehicles in 2023. We launched six vehicles in 2021 and nine vehicles in 2022. We have launched six vehicles through the six months ended June 30, 2023 and launched seven vehicles through August 8, 2023. The number of launches is an indicator of our ability to convert mission awards into revenue in a timely manner and demonstrate the scalability of our launch operations. Growth rates between launches and total launch service revenue are not perfectly correlated because our total revenue is affected by other variables, such as the revenue per launch, which can vary considerably based on factors such as unique orbit and insertion requirements, payload handling needs, launch location, time sensitivity of mission completion and other factors. We believe that the growth in our build rate and launch rate is a positive indicator of our ability to scale our launch operations.

Revenue Growth

Three Months Ended June 30, 2023 and 2022

We generated $62.0 million and $55.5 million in revenue for the three months ended June 30, 2023 and 2022, respectively, representing a year-on-year increase in revenue of approximately 12%. This year-on-year increase primarily resulted from a higher revenue per launch that delivered growth of $3.4 million and space systems growth of $3.2 million.

Six Months Ended June 30, 2023 and 2022

We generated $116.9 million and $96.2 million in revenue for the six months ended June 30, 2023 and 2022, respectively, representing a year-on-year increase in revenue of approximately 22%. This year-on-year increase primarily resulted from a higher launch cadence that delivered growth of $16.4 million and space systems growth of $4.3 million.

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

Three Months Ended June 30, 2023 and 2022

In the three months ended June 30, 2023 and 2022, our revenue value per launch was $7.5 million and $6.3 million, respectively. Meanwhile, cost per launch for the three months ended June 30, 2023 and 2022 was $7.2 million and $7.1 million, respectively, excluding a $4.1 million benefit from non-recurring reversal of provision made for contract losses that were credited to Launch Services cost of revenue in the three months ended June 30, 2023.

Six Months Ended June 30, 2023 and 2022

In the six months ended June 30, 2023 and 2022, our revenue value per launch was $7.0 million and $6.3 million, respectively. Meanwhile, cost per launch was $7.3 million and $7.2 million for the six months ended June 30, 2023 and 2022, respectively, excluding a $2.1 million benefit from non-recurring employee retention credit to Launch Services cost of revenue and a $4.1 million benefit from non-recurring reversal of provision made for contract losses that were credited to Launch Services cost of revenue in the in the six months ended June 30, 2023.

Backlog

Backlog represents future revenues that we would recognize in connection with the completion of all contracts and purchase orders that have been entered into by our customers but have not yet been fulfilled, excluding any customer options for future products or services that have not yet been exercised. Contracts for launch services and spacecraft builds typically include termination rights that may be exercised by customers upon advanced notice and payment of a specified termination fee. Our backlog increased from $503.6 million as of December 31, 2022 to $534.3 million as of June 30, 2023, of which $161.9 million is related to Launch Services and $372.4 million is related to Space Systems. The increase was a result of bookings during the period, offset by recognizing revenue on contracts during the period.

Key Factors Affecting Our Performance

Ability to sell additional launch services, space systems service and spacecraft components to new and existing customers

Our results will be impacted by our ability to sell our launch services, space systems services, and spacecraft components to new and existing customers. We have successfully launched Electron 35 times delivering 163 spacecraft to orbit and one suborbital launch through June 30, 2023. Our spacecraft components have flown on more than 100 spacecraft and our family of Photon spacecraft has been selected for missions to the Moon, Mars and Venus. Our growth opportunity is dependent on our ability to expand our addressable launch services market with larger volumetric and higher mass payloads capabilities of our in-development medium-capacity Neutron launch vehicle, which will address large commercial and government constellation launch opportunities. Our growth opportunity is also dependent on our ability to win spacecraft constellation missions and expand our portfolio of strategic spacecraft components. Our ability to sell additional products to existing customers is a key part of our success, as follow-on purchases indicate customer satisfaction and decrease the likelihood of competitive substitution. To sell additional products and services to new and existing customers, we will need to continue to invest significant resources in our products and services.

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

Interest Income (Expense), Net

Interest income (expense), net consists primarily of interest expense incurred on debt and interest income consists primarily of interest income earned on our cash and cash equivalents, short-term investments balances and marketable securities.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table sets forth our consolidated statements of operations information and data as a percentage of revenue for the three months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended June 30,
	2023		2022
	$	%	$	%
Revenues	$62,045	100.0%	$55,474	100.0%
Cost of revenues	47,452	76.5%	50,516	91.1%
Gross profit	14,593	23.5%	4,958	8.9%
Operating expenses:
Research and development, net	31,035	50.0%	19,165	34.5%
Selling, general and administrative	28,717	46.3%	18,952	34.2%
Total operating expenses	59,752	96.3%	38,117	68.7%
Operating loss	(45,159)	(72.8)%	(33,159)	(59.8)%
Other income (expense):
Interest income (expense), net	(745)	(1.2)%	(2,432)	(4.4)%
Loss on foreign exchange	(90)	(0.1)%	(3,876)	(7.0)%
Other income (loss), net	866	1.4%	(23)	—
Total other income (expense), net	31	0.1%	(6,331)	(11.4)%
Loss before income taxes	(45,128)	(72.7)%	(39,490)	(71.2)%
(Provision) benefit for income taxes	(761)	(1.2)%	2,073	3.7%
Net loss	$(45,889)	(73.9)%	$(37,417)	(67.5)%

Revenues

	Three Months Ended June 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Revenues	$62,045	$55,474	$6,571	12%

Revenue increased by $6.6 million, or 12%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Launch Services revenue was $22.5 million for the three months ended June 30, 2023, an increase of $3.4 million, or 18%, primarily due to a higher revenue per launch, with three launch missions completed in the three months ended June 30, 2023 and 2022. Space systems revenue was $39.6 million for the three months ended June 30, 2023, an increase of $3.2 million, or 9%, primarily due to spacecraft manufacturing growth.

Cost of Revenues

	Three Months Ended June 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Cost of revenues	$47,452	$50,516	$(3,064)	(6)%

Cost of revenues decreased by $3.1 million, or 6%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Launch Services cost of revenues was $17.5 million in the three months ended June 30, 2023, a decrease of $4.0 million or 19%, primarily due to the release of $4.1 million provision for contract losses. Space systems cost of revenue was $30.0 million in the three months ended June 30, 2023, an increase of $0.9 million or 3%, primarily due to space systems growth. Cost of revenues for the three months ended June 30, 2023 decreased to 77% of total revenue as compared to 91% during the three months ended June 30, 2022.

Research and Development, Net

	Three Months Ended June 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Research and development, net	$31,035	$19,165	$11,870	62%

Research and development expense increased by $11.9 million, or 62%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to Neutron development, increased staff cost as a result of hiring and prototype spend focused on broadening our spacecraft component product portfolio.

Selling, General and Administrative

	Three Months Ended June 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Selling, general and administrative	$28,717	$18,952	$9,765	52%

Selling, general and administrative expense increased by $9.8 million, or 52%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to a $3.8 million increase in contingent consideration expense due to an adjustment in the estimated fair value of the earnout payment related to our Planetary Systems Corporation (“PSC”) acquisition, increased costs associated with being a public company including higher staff costs, facility related expense and professional services.

Interest Income (Expense), Net

	Three Months Ended June 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Interest income (expense), net	$(745)	$(2,432)	$1,687	(69)%

Interest expense, net of interest income decreased by $1.7 million, or 69%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to an increase of interest income on marketable securities and money market funds.

Loss on Foreign Exchange

	Three Months Ended June 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Loss on foreign exchange	$(90)	$(3,876)	$3,786	(98)%

Loss on foreign exchange decreased by $3.8 million, or 98%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to our New Zealand intercompany loan denominated in New Zealand Dollar. On July 1, 2022 the Company determined the New Zealand intercompany loan was not expected to be repaid and started recording foreign exchange impact on this intercompany loan to foreign currency translation adjustments.

Other Income (Loss), Net

	Three Months Ended June 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Other income (loss), net	$866	$(23)	$889	(3,865)%

Other income increased by $0.9 million, or 3,865%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to accretion of marketable securities purchased at a discount.

Provision for Income Taxes

	Three Months Ended June 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
(Provision) benefit for income taxes	$(761)	$2,073	$(2,834)	(137)%

We recorded income tax expense of $0.8 million for the three months ended June 30, 2023 and income tax benefit of $2.1 million for the three months ended June 30, 2022. The effective tax rate was (1.7)% for the three months ended June 30, 2023, compared to 5.2% for the three months ended June 30, 2022. The effective tax rate differs from the federal statutory rate due primarily to a full valuation allowance against our U.S. deferred tax assets, as well as the impact of discrete items that may occur in any given year but which are not consistent from year-to-year.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table sets forth our consolidated statements of operations information and data as a percentage of revenue for the six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Six Months Ended June 30,
	2023		2022
	$	%	$	%
Revenues	$116,940	100.0%	$96,177	100.0%
Cost of revenues	95,990	82.1%	87,484	91.0%
Gross profit	20,950	17.9%	8,693	9.0%
Operating expenses:
Research and development, net	54,940	47.0%	32,642	33.9%
Selling, general and administrative	57,186	48.9%	42,030	43.7%
Total operating expenses	112,126	95.9%	74,672	77.6%
Operating loss	(91,176)	(78.0)%	(65,979)	(68.6)%
Other income (expense):
Interest income (expense), net	(1,430)	(1.2)%	(5,421)	(5.6)%
Gain (loss) on foreign exchange	44	0.0%	(3,896)	(4.1)%
Change in fair value of liability classified warrants	—	—%	13,482	14.0%
Other income, net	2,343	2.0%	3	—
Total other income, net	957	0.8%	4,168	4.3%
Loss before income taxes	(90,219)	(77.2)%	(61,811)	(64.3)%
Provision for income taxes	(1,287)	(1.1)%	(2,315)	(2.4)%
Net loss	$(91,506)	(78.3)%	$(64,126)	(66.7)%

Revenues

	Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Revenues	$116,940	$96,177	$20,763	22%

Revenue increased by $20.8 million, or 22%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Launch Services revenue was $42.1 million for the six months ended June 30, 2023, an increase of $16.4 million, or 64%, primarily due to a higher launch cadence, with six launch missions completed in the six months ended June 30, 2023, versus four launch missions completed in the six months ended June 30, 2022. Space systems revenue was $74.8 million for the six months ended June 30, 2023, an increase of $4.3 million, or 6%, primarily due to spacecraft manufacturing growth.

Cost of Revenues

	Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Cost of revenues	$95,990	$87,484	$8,506	10%

Cost of revenues increased by $8.5 million, or 10%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Launch Services cost of revenues was $37.8 million in the six months ended June 30, 2023, an increase of $9.1 million or 32%, primarily due to the higher launch cadence referenced above, partially offset by a release of $4.1 million provision for contract losses. Space systems cost of revenue was $58.2 million in the six months ended June 30, 2023, a decrease of $0.6 million or 1%, primarily due to the shift of engineering labor to research and development of Neutron. Cost of revenues for the six months ended June 30, 2023 decreased to 82% of total revenue as compared to 91% during the six months ended June 30, 2022.

Research and Development, Net

	Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Research and development, net	$54,940	$32,642	$22,298	68%

Research and development expense increased by $22.3 million, or 68%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to Neutron development, increased staff cost as a result of hiring and prototype spend focused on broadening our spacecraft component product portfolio.

Selling, General and Administrative

	Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Selling, general and administrative	$57,186	$42,030	$15,156	36%

Selling, general and administrative expense increased by $15.2 million, or 36%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to increased costs associated with being a public company including higher staff costs, facility related expense, professional services, a $2.2 million increase in stock-based compensation and a $1.6 million increase in contingent consideration expense due to an adjustment in the estimated fair value of the earnout payment related to our PSC acquisition.

Interest Income (Expense), Net

	Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Interest income (expense), net	$(1,430)	$(5,421)	$3,991	(74)%

Interest expense, net of interest income decreased by $4.0 million, or 74%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to an increase of interest income on marketable securities and money market funds.

Gain (Loss) on Foreign Exchange

	Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Gain (loss) on foreign exchange	$44	$(3,896)	$3,940	(101)%

Gain on foreign exchange increased by $3.9 million, or 101%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to our New Zealand intercompany loan denominated in New Zealand Dollar. On July 1, 2022 the Company determined the New Zealand intercompany loan was not expected to be repaid and started recording foreign exchange impact on this intercompany loan to foreign currency translation adjustments.

Change in Fair Value of Liability Classified Warrants

	Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Change in fair value of liability classified warrants	$—	$13,482	$(13,482)	(100)%

Change in fair value of liability classified warrants income was $13.5 million for the six months ended June 30, 2022 as a result of the change in fair value of liability classified warrants assumed in connection with the Business Combination that were redeemed by January 31, 2022. The Company had no liability classified warrants as of June 30, 2023.

Other Income, Net

	Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Other income, net	$2,343	$3	$2,340	78,000%

Other income increased by $2.3 million, or 78,000%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to accretion of marketable securities purchased at a discount.

Provision for Income Taxes

	Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Provision for income taxes	$(1,287)	$(2,315)	$1,028	(44)%

We recorded income tax expense of $1.3 million for the six months ended June 30, 2023 and income tax expense of $2.3 million for the six months ended June 30, 2022. The effective tax rate was (1.4)% for the six months ended June 30, 2023, compared to (3.7)% for the six months ended June 30, 2022. The effective tax rate differs from the federal statutory rate due primarily to a full valuation allowance against our U.S. deferred tax assets, as well as the impact of discrete items that may occur in any given year but which are not consistent from year-to-year.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, bank debt, research and development grant proceeds, and cash flows from the sale of our products and services. As of June 30, 2023, we had $197.2 million of cash and cash equivalents and $218.0 million of marketable securities. Our primary requirements for liquidity and capital are for investment in new products and technologies, the expansion of existing manufacturing facilities, working capital, debt service, acquisitions of complementary businesses, products or technologies and general corporate needs. Historically, these cash requirements have been met through the net proceeds we received through private sales of equity securities, borrowings under our credit facilities, net proceeds received in the Business Combination and payments received from customers.

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

Indebtedness

Hercules Capital Secured Term Loan

On June 10, 2021, the Company entered into a $100 million secured term loan agreement with Hercules Capital, Inc. (the “Hercules Capital Secured Term Loan”) and borrowed the full amount under the secured term loan agreement. The term loan has a maturity date of June 1, 2024 and is secured by substantially all of the assets of the Company. Payments due for the term loan are interest-only until the maturity date with interest payable monthly in arrears. The outstanding principal bears (i) cash interest at the greater of (a) 8.15% or (b) 8.15% plus the prime rate minus 3.25% and (ii) payment-in-kind interest of 1.25% which is accrued and added to the outstanding principal balance. Prepayment of the outstanding principal is permitted under the loan agreement and subject to certain prepayment fees. In connection with the secured term loan, the Company paid an initial facility charge of $1 million and the Company will be required to pay an end of term charge of $3.25 million upon repayment of the loan. The secured term loan agreement contains customary representations, warranties, non-financial covenants, and events of default. The Company is in compliance with all debt covenants related to its long-term borrowings as of June 30, 2023. As of June 30, 2023, there was $104.4 million outstanding under the Hercules Capital Secured Term Loan, which was classified as current in the Company’s condensed consolidated balance sheets. As of June 30, 2023, the Company had no availability under the Hercules Capital Secured Term Loan.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(31,449)	$(64,595)
Investing activities	(17,189)	(84,143)
Financing activities	4,003	(566)
Effect of exchange rate changes	(482)	3,858
Net decrease in cash, cash equivalents, and restricted cash	$(45,117)	$(145,446)

Cash Flows from Operating Activities

Net cash used in operating activities was $31.4 million for the six months ended June 30, 2023 and consisted of $91.5 million in operating loss, $46.3 million in non-cash expense and $13.8 million in cash provided by operating assets and liabilities. Included in the non-cash expense are $29.3 million in stock-based compensation expense and $13.8 million in depreciation and amortization. Included in the cash provided by operating assets and liabilities are $26.2 million increase in contract liabilities, $13.2 million increase in trade payables, $11.4 million decrease in accounts receivable, $10.8 million increase in prepaids and other assets and $10.6 million increase in inventory.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2023 of $17.2 million was primarily driven by capital equipment and infrastructure investments of $23.2 million and $16.1 million cash paid in connection with the assets acquired pursuant to the Virgin APA. These investments included the purchases of equipment, including printers and milling machines, and tenant improvements to support Neutron production and Space Systems infrastructure. Cash used in investing activities was partially offset by $22.2 million of net cash provided by investing activities related to purchases and maturities of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2023 of $4.0 million was primarily related to $5.2 million of net proceeds from our equity offerings which includes proceeds from sale of employees restricted stock units to cover taxes, stock options and employee stock purchase plan and applicable tax withholdings and payments, offset by $1.0 million payment of contingent consideration related to an acquisition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange rates, interest rates and inflation.

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

Interest Rate Risk

As of June 30, 2023, we had cash and cash equivalents of $197.2 million, comprised primarily of operating accounts and money market instruments and $218.0 million invested in marketable securities, comprised of commercial paper, corporate debt securities, bank certificates of deposit, U.S. Treasury bills and notes and asset backed securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, concluded that, as of June 30, 2023, due to material weaknesses in internal control over financial reporting at its wholly owned subsidiary, SolAero, which the Company acquired on January 18, 2022, the Company’s disclosure controls and procedures were not effective. In accordance with interpretive guidance issued by SEC staff, the Company excluded SolAero from its assessment of disclosure controls and procedures and internal control over financial reporting during the first year after completion of the acquisition. As of June 30, 2023, the SolAero subsidiary is included in the above assessment regarding the effectiveness of the Company’s disclosure controls and procedures. Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weaknesses in its SolAero subsidiary, management has concluded that the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America.

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

Item 1A. Risk Factors

Other than the risk factors previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2023, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 7, 2023.

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
10.1

Asset Purchase Agreement, dated May 23, 2023, by and among Virgin Orbit Holdings, Inc. (the “Seller”), each of the affiliates of the Seller listed on Schedule I thereto, and Rocket Lab USA, Inc., as the buyer (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 25, 2023).

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

ROCKET LAB USA, INC.

August 8, 2023	By:	/s/ Peter Beck
Peter Beck
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

August 8, 2023	By:	/s/ Adam Spice
Adam Spice
Chief Financial Officer
(Principal Financial and Accounting Officer)