Form 10-Q
period 2023-09-30
Rocket Lab USA, Inc.
filed 2023-11-08
CIK 1819994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, the registrant had 485,886,993 shares of common stock, $0.0001 par value per share, outstanding.

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
•
any inability of us to operate our Electron Launch Vehicle (“Electron”) at its anticipated launch rate, including due to any government action related to launch failure and our ability to operate, could adversely impact our business, financial condition and results of operations;
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
•
our spacecraft, space systems or space system components failing to operate as intended could have a material adverse effect on our business, financial condition and results of operations;
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
•
impacts of the war in Ukraine or Israel;
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
•
the inability or failure to comply with contractual requirements or covenants;
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

September 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(in thousands, except share and per share values)

	September 30, 2023
	(unaudited)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$140,904	$242,515
Marketable securities, current	147,513	229,276
Accounts receivable, net	22,787	36,572
Contract assets	13,042	9,451
Inventories	102,394	92,279
Prepaids and other current assets	68,341	52,201
Assets held for sale	11,259	—
Total current assets	506,240	662,294
Non-current assets:
Property, plant and equipment, net	135,988	101,514
Intangible assets, net	70,404	79,692
Goodwill	71,020	71,020
Right-of-use assets - operating leases	44,900	35,239
Right-of-use assets - finance leases	15,145	15,614
Marketable securities, non-current	81,951	9,193
Restricted cash	3,588	3,356
Deferred income tax assets, net	3,282	3,898
Other non-current assets	17,975	7,303
Total assets	$950,493	$989,123
Liabilities and Stockholders’ Equity
Current liabilities:
Trade payables	$24,980	$12,084
Accrued expenses	5,998	8,723
Employee benefits payable	14,979	8,634
Contract liabilities	133,793	108,344
Current installments of long-term borrowings	105,116	2,906
Other current liabilities	18,885	22,249
Total current liabilities	303,751	162,940
Non-current liabilities:
Long-term borrowings, excluding current installments	—	100,043
Non-current operating lease liabilities	41,695	34,266
Non-current finance lease liabilities	15,299	15,568
Deferred tax liabilities	308	95
Other non-current liabilities	3,638	3,005
Total liabilities	364,691	315,917
COMMITMENTS AND CONTINGENCIES (Note 16)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares: 2,500,000,000; issued and outstanding shares: 485,857,768 and 475,356,517 at September 30, 2023 and December 31, 2022, respectively	49	48
Additional paid-in capital	1,161,165	1,112,977
Accumulated deficit	(573,029)	(440,955)
Accumulated other comprehensive (loss) income	(2,383)	1,136
Total stockholders’ equity	585,802	673,206
Total liabilities and stockholders’ equity	$950,493	$989,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$67,661	$63,057	$184,601	$159,234
Cost of revenues	52,694	54,590	148,684	142,074
Gross profit	14,967	8,467	35,917	17,160
Operating expenses:
Research and development, net	26,626	17,508	81,566	50,150
Selling, general and administrative	27,200	22,961	84,386	64,991
Total operating expenses	53,826	40,469	165,952	115,141
Operating loss	(38,859)	(32,002)	(130,035)	(97,981)
Other income (expense):
Interest income (expense), net	(1,413)	(1,486)	(2,843)	(6,907)
Loss on foreign exchange	(120)	(51)	(76)	(3,947)
Change in fair value of liability classified warrants	—	—	—	13,482
Other income, net	1,176	622	3,519	625
Total other (expense) income, net	(357)	(915)	600	3,253
Loss before income taxes	(39,216)	(32,917)	(129,435)	(94,728)
Provision for income taxes	(1,352)	(1,693)	(2,639)	(4,008)
Net loss	$(40,568)	$(34,610)	$(132,074)	$(98,736)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(736)	(4,655)	(3,190)	(4,809)
Unrealized gain (loss) on available-for-sale marketable securities	117	(855)	(329)	(855)
Comprehensive loss	$(41,187)	$(40,120)	$(135,593)	$(104,400)
Net loss per share attributable to Rocket Lab USA, Inc.:
Basic and diluted	$(0.08)	$(0.07)	$(0.28)	$(0.21)
Weighted-average common shares outstanding:
Basic and diluted	484,034,071	469,768,797	480,018,578	463,709,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(unaudited; in thousands, except share and per share data)

	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
December 31, 2022	475,356,517	$48	$1,112,977	$(440,955)	$1,136	$673,206
Net loss	—	—	—	(45,617)	—	(45,617)
Issuance of common stock under equity plans	2,672,625	—	771	—	—	771
Stock-based compensation	—	—	12,228	—	—	12,228
Issuance of common stock for acquisition	123,933	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(570)	(570)
March 31, 2023	478,153,075	48	1,125,976	(486,572)	566	640,018
Net loss	—	—	—	(45,889)	—	(45,889)
Issuance of common stock under equity plans	4,326,466	—	3,561	—	—	3,561
Stock-based compensation	—	—	15,688	—	—	15,688
Issuance of common stock for acquisition	123,933	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(2,330)	(2,330)
June 30, 2023	482,603,474	48	1,145,225	(532,461)	(1,764)	611,048
Net loss	—	—	—	(40,568)	—	(40,568)
Issuance of common stock under equity plans	2,816,037	1	485	—	—	486
Stock-based compensation	—	—	13,368	—	—	13,368
Issuance of common stock for acquisition	438,257	—	2,087	—	—	2,087
Other comprehensive loss	—	—	—	—	(619)	(619)
September 30, 2023	485,857,768	$49	$1,161,165	$(573,029)	$(2,383)	$585,802

	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
December 31, 2021	450,180,479	$45	$1,002,106	$(305,011)	$1,308	$698,448
Net loss	—	—	—	(26,709)	—	(26,709)
Issuance of common stock under equity plans	7,883,569	1	1,019	—	—	1,020
Stock-based compensation	—	—	14,116	—	—	14,116
Common stock issued upon exercise of Public and Private Warrants	4,554,830	—	44,844	—	—	44,844
Issuance of common stock for acquisition	123,934	—	—	—	—	—
Other comprehensive income	—	—	—	—	876	876
March 31, 2022	462,742,812	46	1,062,085	(331,720)	2,184	732,595
Net loss	—	—	—	(37,417)	—	(37,417)
Issuance of common stock under equity plans	3,594,963	1	3,725	—	—	3,726
Stock-based compensation	—	—	15,580	—	—	15,580
Issuance of common stock for acquisitions	2,039,290	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(1,030)	(1,030)
June 30, 2022	468,377,065	47	1,081,390	(369,137)	1,154	713,454
Net loss	—	—	—	(34,610)	—	(34,610)
Issuance of common stock under equity plans	4,245,851	—	666	—	—	666
Stock-based compensation	—	—	16,836	—	—	16,836
Issuance of common stock for acquisition	123,934	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(5,510)	(5,510)
September 30, 2022	472,746,850	$47	$1,098,892	$(403,747)	$(4,356)	$690,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(unaudited; in thousands)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(132,074)	$(98,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,577	21,590
Stock-based compensation expense	43,398	43,312
Loss on disposal of assets	240	32
Amortization of debt issuance costs and discount	2,166	2,107
Noncash lease expense	4,062	2,312
Noncash income associated with liability-classified warrants	—	(13,482)
Change in the fair value of contingent consideration	1,138	200
Accretion of marketable securities purchased at a discount	(3,399)	(421)
Deferred income taxes	644	1,167
Changes in operating assets and liabilities:
Accounts receivable, net	13,798	(30,752)
Contract assets	(3,592)	(6,960)
Inventories	(10,933)	(17,635)
Prepaids and other current assets	(15,819)	(17,173)
Other non-current assets	(10,712)	3,281
Trade payables	12,026	(1,625)
Accrued expenses	(2,187)	(3,530)
Employee benefits payables	5,285	2,519
Contract liabilities	25,450	26,404
Other current liabilities	(4,632)	2,310
Non-current lease liabilities	(3,316)	(2,551)
Other non-current liabilities	230	39
Net cash used in operating activities	(56,650)	(87,592)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and software	(44,293)	(27,419)
Cash paid for business combinations and asset acquisitions, net of acquired cash and restricted cash	(16,934)	(65,824)
Purchases of marketable securities	(207,266)	(179,853)
Maturities of marketable securities	219,340	240
Net cash used in investing activities	(49,153)	(272,856)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options and public warrants	2,293	4,278
Proceeds from Employee Stock Purchase Plan	3,780	3,149
Proceeds from sale of employees restricted stock units to cover taxes	12,390	28,587
Minimum tax withholding paid on behalf of employees for restricted stock units	(12,352)	(28,308)
Tax payment for net settled option shares	—	(444)
Payment of contingent consideration	(1,000)	(5,500)
Finance lease principal payments	(248)	(193)
Net cash provided by financing activities	4,863	1,569
Effect of exchange rate changes on cash and cash equivalents	(439)	3,091
Net decrease in cash and cash equivalents and restricted cash	(101,379)	(355,788)
Cash and cash equivalents, and restricted cash, beginning of period	245,871	692,075
Cash and cash equivalents, and restricted cash, end of period	$144,492	$336,287
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$10,741	$7,594
Cash paid for income taxes	574	2,518
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unpaid purchases of property, equipment and software	2,207	2,476
Right-of-use assets obtained in exchange for new operating lease liabilities	979	6,343
Common stocks issued in acquisition, at fair value	2,087	—
Net exercise of public and private warrants into common stock	—	44,739
Issuance of common stock for payment of accrued bonus	—	1,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022 AND FOR THE

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Other Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2023, except for the addition of an accounting policy with respect to assets held for sale and customer financing below. Refer to Note 2 - Significant Accounting Policies disclosed in the “Notes to Consolidated Financial Statements” in the Company’s Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 7, 2023.

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

3.
REVENUES

The following table provides information about revenue by recognition model during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues by recognition model	2023	2022	2023	2022
Point-in-time	$30,226	$31,312	$94,558	$96,656
Over-time	37,435	31,745	90,043	62,578
Total revenue by recognition model	$67,661	$63,057	$184,601	$159,234

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

The following table presents the balances related to enforceable contracts as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Contract balances
Accounts receivable, net	$22,787	$36,572
Contract assets	13,042	9,451
Contract liabilities	(133,793)	(108,344)

Changes in contract liabilities for the three months ended September 30, 2023 were as follows:

Contract liabilities, at June 30, 2023	$134,574
Customer advances received or billed	40,128
Recognition of unearned revenue	(40,909)
Contract liabilities, at September 30, 2023	$133,793

Changes in contract liabilities for the nine months ended September 30, 2023 were as follows:

Contract liabilities, at December 31, 2022	$108,344
Customer advances received or billed	108,711
Recognition of unearned revenue	(83,262)
Contract liabilities, at September 30, 2023	$133,793

The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior years during the three and nine months ended September 30, 2023 and 2022 was not material.

Backlog

The Company’s backlog represents the total dollar value of work to be performed on contracts awarded and in progress. The amount of backlog increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of backlog when an enforceable agreement has been reached. Remaining backlog totaled $582,442 as of September 30, 2023, of which approximately 57% is expected to be recognized within 12 months, with the remaining 43% to be recognized beyond 12 months.

Concentration of Credit Risk and Significant Customers

As of September 30, 2023, the Company’s customers that accounted for 10% or more of the total accounts receivable, net, were:

September 30, 2023
Dynetics, Inc.	19%
National Aeronautics and Space Administration	13%

For the nine months ended September 30, 2023, the Company’s customers that accounted for 10% or more of the total revenue, were as follows:

Nine Months Ended September 30, 2023
Northrop Grumman Corporation	13%
Capella Space Corp.	12%

Customer Financing

In connection with the signing of a multi-launch agreement with a commercial customer, the Company entered into a subordinated loan and security agreement. The commercial customer may choose to have certain milestone payments financed under the terms of the subordinated loan and security agreement. The receivable will bear no interest until the initial launch dates passes, after which interest will accrue at a fixed rate of 10.8%. Principal and interest payments will be made over 12 quarterly payments from the launch date.

As of September 30, 2023, the Company had $3,733 customer financing in prepaid and other currents assets and $14,467 customer financing receivable in other non-current assets on the condensed consolidated balance sheets. Customer financing interest income for the three and nine months ended September 30, 2023 was $87.

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

The acquisition was accounted for as an asset acquisition and the total purchase price consideration of $16,934 (which includes $815 of transaction costs) was allocated to the assets acquired on a relative fair value basis. The following table presents estimates of the relative fair value of the assets acquired and the liabilities assumed by the Company in the acquisition:

Description	Amount
Property, plant and equipment	$15,658
Right-of-use assets - operating leases	13,939
Other non-current assets	189
Other current liabilities	(1,125)
Non-current operating lease liabilities	(10,375)
Other non-current liabilities	(1,352)
Total purchase price	$16,934

5.
CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents and marketable securities consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$140,904	$242,515
Marketable securities, current	147,513	229,276
Marketable securities, non-current	81,951	9,193
Total cash and cash equivalents and marketable securities	$370,368	$480,984

As of September 30, 2023, cash equivalents and marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market accounts	$87,416	$—	$—	$87,416	$87,416	$—
Certificates of deposit	31,332	4	(16)	31,320	—	31,320
Commercial paper	50,550	1	(20)	50,531	1,793	48,738
Corporate debt securities	63,567	13	(181)	63,399	—	63,399
Yankee bonds	3,865	—	(3)	3,862	—	3,862
U.S. Treasury securities	64,204	1	(865)	63,340	—	63,340
U.S. government agency bonds	3,000	—	(3)	2,997	—	2,997
Mortgage- and asset-backed securities	15,840	2	(34)	15,808	—	15,808
Total	$319,774	$21	$(1,122)	$318,673	$89,209	$229,464

The following table presents the Company’s cash equivalents and marketable securities with unrealized losses by investment category and the length of time the cash equivalents and marketable securities have been in a continuous loss position as of September 30, 2023:

	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$19,117	$(16)	$—	$—	$19,117	$(16)
Commercial paper	42,321	(20)	—	—	42,321	(20)
Corporate debt securities	51,346	(161)	1,230	(20)	52,576	(181)
Yankee bonds	2,633	(2)	1,229	(1)	3,862	(3)
U.S. Treasury securities	56,854	(865)	—	—	56,854	(865)
U.S. government agency bonds	2,997	(3)	—	—	2,997	(3)
Mortgage- and asset-backed securities	9,522	(16)	3,448	(18)	12,970	(34)
Total	$184,790	$(1,083)	$5,907	$(39)	$190,697	$(1,122)

The Company has not observed a significant deterioration in credit quality of these securities, which are highly rated with moderate to low credit risk. Declines in value are largely attributable to current global economic conditions. The securities continue to make timely principal and interest payments, and the fair values are expected to recover as they approach maturity. The Company does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell the securities, before the respective recoveries of their amortized cost bases, which may be maturity. As of September 30, 2023, the Company had not recognized an allowance for credit losses on any marketable securities in an unrealized loss position.

The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of September 30, 2023:

	Amortized Cost	Fair Value
Due within one year	$236,911	$236,722
Due within one to three years	82,863	81,951
Total	$319,774	$318,673

6.
FAIR VALUE OF FINANCIAL INSTRUMENTS

As of September 30, 2023 and December 31, 2022 the following financial assets and liabilities are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$87,416	$—	$—	$87,416
Commercial paper	—	1,793	—	1,793
Marketable securities, current:
Certificates of deposit	—	31,320	—	31,320
Commercial paper	—	48,738	—	48,738
Corporate debt securities	—	51,180	—	51,180
Yankee bonds	—	3,862	—	3,862
U.S. Treasury securities	9,080	—	—	9,080
U.S. government agency bonds	2,997	—	—	2,997
Mortgage- and asset-backed securities	—	336	—	336
Marketable securities, non-current
Corporate debt securities	—	12,219	—	12,219
U.S. Treasury securities	54,260	—	—	54,260
Mortgage- and asset-backed securities	—	15,472	—	15,472
Total	$153,753	$164,920	$—	$318,673
Liabilities:
Other non-current liabilities:
Contingent consideration	$—	$—	$851	$851
Total	$—	$—	$851	$851

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$204,027	$—	$—	$204,027
Commercial paper	—	4,980	—	4,980
Corporate debt securities	—	3,459	—	3,459
Marketable securities, current:
Certificates of deposit	—	52,713	—	52,713
Commercial paper	—	71,885	—	71,885
Corporate debt securities	—	62,316	—	62,316
Yankee bonds	—	4,768	—	4,768
U.S. Treasury securities	7,508	—	—	7,508
U.S. government agency bonds	30,086	—	—	30,086
Marketable securities, non-current
Corporate debt securities	—	1,231	—	1,231
Mortgage- and asset-backed securities	—	7,962	—	7,962
Total	$241,621	$209,314	$—	$450,935
Liabilities:
Other non-current liabilities:
Contingent consideration	$—	$—	$1,800	$1,800
Total	$—	$—	$1,800	$1,800

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

There were no transfers between fair value measurement levels during the nine months ended September 30, 2023.

7.
INVENTORIES

Inventories as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Raw materials	$47,534	$33,376
Work in process	43,992	50,661
Finished goods	10,868	8,242
Total inventories	$102,394	$92,279

8.
PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Prepaid expenses and deposits	$46,957	$43,126
Government grant receivables	12,626	1,443
Customer financing receivables	3,733	—
Other current assets	5,025	7,632
Total prepaids and other current assets	$68,341	$52,201

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

As of September 30, 2023, the Company’s two helicopters continued to be assets held for sale of $11,259.

10.
Property, plant and equipment, NET

Property, plant and equipment, net, as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Buildings and improvements	$49,643	$36,493
Machinery, equipment, vehicles and office furniture	57,100	54,300
Computer equipment, hardware and software	9,940	7,517
Launch site assets	13,515	12,822
Construction in process	49,868	26,771
Property, plant and equipment—gross	180,066	137,903
Less accumulated depreciation and amortization	(44,078)	(36,389)
Property, plant and equipment—net	$135,988	$101,514

Depreciation expense recorded in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2023 and 2022 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation expense	2023	2022	2023	2022
Cost of revenues	$2,084	$3,476	$6,374	$9,234
Research and development	1,166	615	3,010	1,396
Selling, general and administrative	832	156	1,613	874
Total depreciation expense	$4,082	$4,247	$10,997	$11,504

11.
Goodwill and Intangible assets, NET

Goodwill

The carrying amount of goodwill for the Space Systems reportable segment was $71,020 as of September 30, 2023 and December 31, 2022.

Intangible Assets

The components of intangible assets consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Developed Technology	$56,065	$(14,939)	$41,126
Capitalized software	10,589	(6,631)	3,958
Customer relationships	16,120	(2,897)	13,223
Trademarks and tradenames	10,103	(1,581)	8,522
Backlog	3,491	(2,991)	500
Other	1,155	(380)	775
Indefinite-Lived Intangible Assets
In-process Technology	2,300	—	2,300
Total	$99,823	$(29,419)	$70,404

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Developed Technology	$55,765	$(9,809)	$45,956
Capitalized software	10,502	(5,023)	5,479
Customer relationships	16,122	(1,866)	14,256
Trademarks and tradenames	10,104	(947)	9,157
Backlog	3,491	(1,866)	1,625
Other	898	(279)	619
Indefinite-Lived Intangible Assets
In-process Technology	2,600	—	2,600
Total	$99,482	$(19,790)	$79,692

Amortization expense recorded in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2023 and 2022, respectively consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$1,775	$1,856	$5,335	$3,269
Research and development	13	29	79	3,394
Selling, general and administrative	1,462	1,568	4,395	3,016
Total amortization expense	$3,250	$3,453	$9,809	$9,679

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2023:

2023 (for the remaining period)	$3,456
2024	11,315
2025	9,379
2026	9,221
2027	8,249
Thereafter	26,484
Total	$68,104

12.
LOAN AGREEMENT

Hercules Capital Secured Term Loan

On June 10, 2021, the Company entered into a $100,000 secured term loan agreement with Hercules Capital, Inc. (the “Hercules Capital Secured Term Loan”) and borrowed the full amount under the secured term loan agreement. The term loan has a maturity date of June 1, 2024 and is secured by substantially all of the assets of the Company. Payments due for the term loan are interest-only until the maturity date with interest payable monthly in arrears. The outstanding principal bears (i) cash interest at the greater of (a) 8.15% or (b) 8.15% plus the prime rate minus 3.25% and (ii) payment-in-kind interest of 1.25% which is accrued and added to the outstanding principal balance. Prepayment of the outstanding principal is permitted under the loan agreement and subject to certain prepayment fees. In connection with the secured term loan, the Company paid an initial facility charge of $1,000 and the Company will be required to pay an end of term charge of $3,250 upon repayment of the loan. The secured term loan agreement contains customary representations, warranties, non-financial covenants, and events of default. The Company is in compliance with all debt covenants related to its long-term borrowings as of September 30, 2023. As of September 30, 2023, there was $105,116 outstanding under the Hercules Capital Secured Term Loan, which is classified as current in the Company’s condensed consolidated balance sheets. As of September 30, 2023, the Company had no availability under the Hercules Capital Secured Term Loan.

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

14.
STOCK-BASED COMPENSATION

Equity Incentive Plans

The Company has a single active equity incentive plan, the Rocket Lab 2021 Stock Option and Incentive Plan (the “2021 Plan”), with the objective of attracting and retaining available employees and directors by providing stock-based and other performance-based compensation. The 2021 Plan provides for the grant of equity awards to officers, employees, directors and other key employees as well as service providers which include incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards, restricted stock units or any combination of the foregoing any of which may be performance based, as determined by the Company’s Compensation Committee. An aggregate of 59,875,000 shares were initially reserved for the issuance of awards under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan automatically increases each January 1, beginning on January 1, 2022, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. The Company was authorized to issue up to 99,589,400 shares of common stock as equity awards to participants under the 2021 Plan as of September 30, 2023. There were 83,279,855 shares of common stock available for grant as of September 30, 2023.

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

Total stock-based compensation recorded in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2023 and 2022 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock-based compensation	2023	2022	2023	2022
Cost of revenues	$3,182	$4,964	$10,325	$14,091
Research and development	6,219	5,309	17,893	16,685
Selling, general and administrative	4,697	4,212	15,180	12,536
Total stock-based compensation expense	$14,098	$14,485	$43,398	$43,312

Options

Options issued to all optionees under the 2013 Plan vest over four years from the date of issuance (or earlier vesting start date, as determined by the board of directors) as follows: 25% on the first anniversary of date of grant and the remaining vest monthly over the remaining vesting term. All options had vested as of September 30, 2023.

Restricted Stock Units

During the nine months ended September 30, 2023 and 2022, the Company granted 10,196,987 and 14,464,435 restricted stock units, respectively, to certain key employees pursuant to the 2013 Plan and 2021 Plan. The time-based service vesting condition is generally satisfied over periods of approximately four years as the employees provide service.

As of September 30, 2023, the total unrecognized compensation expense related to unvested performance-based restricted stock units granted under the 2013 Plan and 2021 Plan was $86,813 and will be recognized upon vesting.

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

During the nine months ended September 30, 2023 and 2022, 681,018 shares and 527,380 shares of common stock were issued under the 2021 ESPP, respectively. As of September 30, 2023, 17,457,414 shares remain available for issuance under the 2021 ESPP. Total ESPP stock-based compensation recorded in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 was $423 and $1,819, respectively. Total ESPP stock-based compensation recorded in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 was $1,059 and $2,718, respectively. As of September 30, 2023, the total unrecognized compensation expense related to the 2021 ESPP was $345 and will be recognized over the remaining offering period.

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

In connection with the SolAero acquisition, the Company assumed a contract with a customer to provide solar panel module at a fixed price. The Company determined that it was probable that the costs to complete the solar panel modules as stipulated by the contract would exceed the fixed firm price of the solar panel modules. The provision for contract losses outstanding as of September 30, 2023, which primarily is related to the solar panel module agreement, was $8,673 included in other current liabilities in the Company’s condensed consolidated balance sheets.

17.
INCOME TAXES

Income tax provision and the effective tax rate for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income tax provision	$(1,352)	$(1,693)	$(2,639)	$(4,008)
Effective tax rate	(3.4)%	(5.1)%	(2.0)%	(4.2)%

The tax provisions for the three and nine months ended September 30, 2023 and 2022 were computed using the estimated effective tax rates projected to be applicable for domestic and international taxable jurisdictions for the full year as adjusted for discrete items arising during each quarter.

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

As of September 30, 2023, the Company anticipates that $3,149 of uncertain tax positions will be settled within the next twelve months.

18.
NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during each period.

The holder of each share of common stock has the right to one vote for each share and is entitled to notice of any stockholders’ meeting and to vote upon certain events.

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method. Potentially dilutive shares are comprised of restricted stock units and stock options. For the three and nine months ended September 30, 2023 and 2022, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net loss attributable to common stockholders-basic and diluted	$(40,568)	$(34,610)	$(132,074)	$(98,736)
Denominator
Weighted average common shares outstanding-basic and diluted	484,034,071	469,768,797	480,018,578	463,709,955
Net loss per share attributable to common stockholders-basic and diluted	$(0.08)	$(0.07)	$(0.28)	$(0.21)

The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	September 30,
	2023	2022
Stock options and restricted stock units	29,014,807	32,444,096

19.
SEGMENTS

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company manages its business primarily based upon two operating segments, Launch Services and Space Systems. Each of these operating segments represents a reportable segment. Launch Services provides launch and launch related services to customers on a dedicated mission or ride share basis. Space Systems is comprised of spacecraft engineering and design services, spacecraft components, spacecraft manufacturing and on-orbit mission operations. Although many of the Company’s contracts with customers contain elements of Space Systems and Launch Services, each reporting segment is managed separately to better align with customer’s needs and the Company’s growth plans. The chief operating decision maker evaluates the performance of its reportable segments based on gross profit. For contracts with customers that contain both Space Systems and Launch Services elements, revenues for each reporting segment are generally allocated based upon the overall costs incurred for each of the reporting segments in comparison to total overall costs of the contract. The following table shows information by reportable segment for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023		2022
	Launch Services	Space Systems	Launch Services	Space Systems
Revenues	$21,316	$46,345	$22,983	$40,074
Cost of revenues	15,531	37,163	23,818	30,772
Gross profit (loss)	$5,785	$9,182	$(835)	$9,302

	Nine Months Ended September 30,
	2023		2022
	Launch Services	Space Systems	Launch Services	Space Systems
Revenues	$63,432	$121,169	$48,668	$110,566
Cost of revenues	53,364	95,320	52,583	89,491
Gross profit (loss)	$10,068	$25,849	$(3,915)	$21,075

Management does not regularly review either reporting segment’s total assets or operating expenses. This is because in general, the Company’s long-lived assets, facilities, and equipment are shared by each reporting segment.

20.
RELATED PARTY TRANSACTIONS

As of September 30, 2023 and December 31, 2022, there are no amounts due to or from related parties.

21.
SUBSEQUENT EVENTS

Disposition of Helicopter

On October 18, 2023, the Company sold one of the Company's held for sale helicopters to a purchaser unaffiliated with the Company, for $3,900 before closing costs. As of September 30, 2023, the carrying value of the helicopter was $2,687.

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

While our business has historically been centered on the development of small-class launch vehicles and the related sale of launch services, we are currently innovating in the areas of medium-class launch vehicles and launch services, spacecraft components, space systems design and manufacturing, and on-orbit management solutions. We continue to evaluate opportunities to participate in space data applications and services. Each of these initiatives addresses a critical component of the end-to-end solution and our value proposition for the space economy:

•
Launch Services is the design, manufacture, and launch of orbital rockets to deploy payloads to various Earth orbits and interplanetary destinations.
•
Space Systems is the design and manufacture of spacecraft, spacecraft components and software solutions and on-orbit mission operations.

Electron is our orbital small launch vehicle that was designed from the ground up to accommodate a high launch rate business model to meet the growing and dynamic needs of our customers for small launch services. Since its maiden launch in 2017, Electron has become the leading small dedicated spacecraft launch vehicle delivering 171 spacecraft to orbit and one suborbital launch for government and commercial customers across 37 successful missions through September 30, 2023. In 2022, Electron was the second most frequently launched rocket by companies operating in the United States and maintained Rocket Lab as the fourth most frequent launcher globally. Our launch services program has seen us develop many industry-leading innovations, including 3D printed electric turbo-pump rocket engines, fully carbon composite first stage fuel tanks, a private orbital launch complex, a rocket stage that can be configured to convert into a highly capable spacecraft on orbit, and the potential ability to successfully recover a stage from space, providing a path to reusability.

In March 2021, we announced plans to develop our reusable-ready medium-capacity Neutron launch vehicle which will increase the payload capacity of our space launch vehicles to approximately 15,000 kg for expendable launches to low Earth orbit and lighter payloads for reusable configurations and into higher orbits. Neutron will be tailored for commercial and U.S. government constellation launches and ultimately configurable for and capable of interplanetary and human space flight, enabling us to provide crew and cargo resupply to the International Space Station and beyond. Neutron will also provide a dedicated service to orbit for larger civil, defense and commercial payloads that need a level of schedule control and high-flight cadence. Neutron is expected to have the capability of launching nearly all of the spacecraft configurations that we expect to be launched through 2029 and we expect to be able to leverage Electron’s flight heritage across various vehicle subsystems designs, launch complexes and ground station infrastructure.

In June 2023, the Company acquired certain assets of Virgin Orbit Holdings, Inc., including a real property lease for a property located in Long Beach, California and certain production assets, machinery and equipment, in order to augment development of Neutron and provide for further expansion of our existing Electron and Space Systems businesses.

Our space systems initiatives are supported by the design and manufacture of our Photon family of spacecraft along with a range of merchant market components, software and services for spacecraft, including reaction wheels, star trackers, radios, separation systems, solar solutions, command and control spacecraft software, high voltage space grade battery solutions, and additional products in development to serve a wide variety of sub-system functions. We entered this market with our acquisition of leading spacecraft components manufacturer Sinclair Interplanetary, and have since expanded our market participation with the acquisitions of Planetary Systems Corporation, SolAero Holdings, Inc. and aerospace software firm Advanced Solutions, Inc. Each of these strategic acquisitions brought incremental vertically-integrated capabilities for our own Photon family of spacecraft and also enabled Rocket Lab to deliver high-volume manufacturing of critical spacecraft components and software solutions at scale prices to the broader spacecraft merchant market. The Photon family of spacecraft, which are configurable for a range of low Earth orbit, medium Earth orbit, geosynchronous orbit and interplanetary missions enable us to offer an end-to-end mission solution encompassing launch, full spacecraft manufacturing, ground services and mission operations to provide customers with streamlined access to orbit with Rocket Lab as a single mission partner.

Recent Developments

Electron Launch Anomaly Investigation

On September 19, 2023, the Company experienced an anomaly during the launch of the Company’s 41st Electron mission. Following lift-off of the Electron rocket from Launch Complex 1, the rocket completed lift-off, clearance through Max Q, and stage separation between the rocket’s first and second stage. At 151 seconds into the mission, high voltage from the second stage’s power supply system anomalously fell sharply. In less than a second, the stage experienced a total loss of power and was unable to reach orbital velocity to deliver the mission’s payload, subsequently re-entering the atmosphere and ending the mission. In accordance with Rocket Lab’s safety protocols, public safety was not affected.

The Company led the anomaly investigation with oversight from the U.S. Federal Aviation Administration (the “FAA”). The Company received authorization from the FAA to resume Electron launches from Launch Complex 1. The FAA, the federal licensing body for U.S. launch vehicles, has now confirmed that Rocket Lab’s launch license remains active, which is the first step to enable launches to resume.

After more than seven weeks of extensive analysis of the mission’s manufacturing, test, and flight data, the findings of the Rocket Lab investigation team overwhelmingly indicate that an unexpected electrical arc occurred within the power supply system that provides high voltage to the Rutherford engine’s motor controllers, shorting the battery packs which provide power to the launch vehicle’s second stage. All parts of the power supply system passed extensive pre-launch testing, including in vacuum conditions designed to simulate the space environment to the extent possible on Earth.

To ensure the fault does not present again, Rocket Lab is implementing two key corrective measures -- one designed to improve testing on the ground and another to eliminate the possibility of comparable arcs occurring in flight should similar faults evade the new enhanced testing process.

Rocket Lab will return to the pad at Launch Complex 1 with a dedicated Electron mission for Japan-based Earth imaging company iQPS (Institute for Q-shu Pioneers of Space, Inc) during a launch window which opens on November 28th, 2023.

The September 19th flight anomaly and resulting extensive investigation caused the postponement or delay of scheduled Electron launches at the end of our third fiscal quarter and into the beginning of the fourth quarter of 2023, and negatively impacted our launch revenue in the quarter ended September 30, 2023. While we currently expect to resume Electron launches as soon as the end of November 2023, the investigation process is not yet complete, and any further delay in return to launch as a result of the investigation or implementation of corrective measures could further negatively impact our future launch revenue in the near term.

Key Metrics and Select Financial Data

We monitor the following key financial and operational metrics that assist us in evaluating our business, measuring our performance, identifying trends and making strategic decisions.

Launch Vehicle Build-Rate and Launch Cadence

We built approximately eight launch vehicles in 2021 and approximately 12 launch vehicles in 2022. We anticipate we will build approximately 13 launch vehicles in 2023. We launched six vehicles in 2021 and nine vehicles in 2022. We have launched nine vehicles through the nine months ended September 30, 2023. The number of launches is an indicator of our ability to convert mission awards into revenue in a timely manner and demonstrate the scalability of our launch operations. Growth rates between launches and total launch service revenue are not perfectly correlated because our total revenue is affected by other variables, such as the revenue per launch, which can vary considerably based on factors such as unique orbit and insertion requirements, payload handling needs, launch location, time sensitivity of mission completion and other factors. We believe that the growth in our build rate and launch rate is a positive indicator of our ability to scale our launch operations.

Revenue Growth

Three Months Ended September 30, 2023 and 2022

We generated $67.7 million and $63.1 million in revenue for the three months ended September 30, 2023 and 2022, respectively, representing a year-on-year increase in revenue of approximately 7%. This year-on-year increase primarily resulted from space systems growth of $6.3 million, partially offset by lower revenue per launch that resulted in a year-on-year launch revenue decrease of $1.7 million.

Nine Months Ended September 30, 2023 and 2022

We generated $184.6 million and $159.2 million in revenue for the nine months ended September 30, 2023 and 2022, respectively, representing a year-on-year increase in revenue of approximately 16%. This year-on-year increase primarily resulted from a higher launch cadence that delivered growth of $14.8 million and space systems growth of $10.6 million.

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

Three Months Ended September 30, 2023 and 2022

In the three months ended September 30, 2023 and 2022, our revenue value per launch was $7.1 million and $7.7 million, respectively. Meanwhile, cost per launch for the three months ended September 30, 2023 and 2022 was $5.2 million and $7.3 million, respectively.

Nine Months Ended September 30, 2023 and 2022

In the nine months ended September 30, 2023 and 2022, our revenue value per launch was $7.0 million and $6.9 million, respectively. Meanwhile, cost per launch was $6.6 million and $7.2 million for the nine months ended September 30, 2023 and 2022, respectively, excluding a $2.1 million benefit from non-recurring employee retention credit to Launch Services cost of revenue and a $4.1 million benefit from non-recurring reversal of provision made for contract losses that were credited to Launch Services cost of revenue in the nine months ended September 30, 2023.

Backlog

Backlog represents future revenues that we would recognize in connection with the completion of all contracts and purchase orders that have been entered into by our customers but have not yet been fulfilled, excluding any customer options for future products or services that have not yet been exercised. Contracts for launch services and spacecraft builds typically include termination rights that may be exercised by customers upon advanced notice and payment of a specified termination fee. Our backlog increased from $503.6 million as of December 31, 2022 to $582.4 million as of September 30, 2023, of which $250.7 million is related to Launch Services and $331.7 million is related to Space Systems. The increase was a result of bookings during the period, offset by recognizing revenue on contracts during the period.

Key Factors Affecting Our Performance

Ability to sell additional launch services, space systems service and spacecraft components to new and existing customers

Our results will be impacted by our ability to sell our launch services, space systems services, and spacecraft components to new and existing customers. We have successfully launched Electron 37 times delivering 171 spacecraft to orbit and one suborbital launch through September 30, 2023. We have flight hardware and spacecraft that have flown on over 1,700 missions, including legacy missions enabled by Sinclair Interplanetary (acquired April 2020), Advanced Space Solutions, Inc (acquired October 2021), Planetary Space Corporation (acquired November 2021) and SolAero Technologies (acquired January 2022). Our growth opportunity is dependent on our ability to expand our addressable launch services market with larger volumetric and higher mass payload capabilities of our in-development medium-capacity Neutron launch vehicle, which will address large commercial and government constellation launch opportunities. Our growth opportunity is also dependent on our ability to win spacecraft constellation missions and expand our portfolio of strategic spacecraft components. Our ability to sell additional products to existing customers is a key part of our success, as follow-on purchases indicate customer satisfaction and decrease the likelihood of competitive substitution. To sell additional products and services to new and existing customers, we will need to continue to invest significant resources in our products and services.

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

Components of Results of Operations

Revenue

Our revenues are derived from a combination of long-term fixed price contracts for launch services and spacecraft builds, and purchase order based spacecraft components sales. Revenues from long-term contracts are recognized using either the “point-in-time” or “over-time” method of revenue recognition. Point-in-time revenue recognition results in cash payments being initially accrued to the balance sheet as deferred revenue as contractual milestones are accomplished and then recognized as revenue once the final contractual obligation is completed. Over-time revenue recognition is based on an input measure of progress based on costs incurred compared to estimated total costs at completion. Each project has a contractual revenue value and an estimated cost. The over-time revenue is recognized based on the percentage of the total project cost that has been realized.

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

Cost of Revenues

Cost of revenues consists primarily of direct material and labor costs, manufacturing overhead, other personnel-related expenses, which include salaries, bonuses, benefits and stock-based compensation expense, reserves for estimated warranty costs, freight expense and depreciation expense. Cost of revenues also includes charges to write-down the carrying value of inventory when it exceeds its estimated net realizable value, including on-hand inventory that is either obsolete or in excess of forecasted demand. We expect our cost of revenues to increase in absolute dollars in future periods as we sell more launch services and space systems solutions. As we grow into our current capacity and execute on cost-reduction initiatives, we expect our cost of revenues as a percentage of revenue to decrease over time.

Because direct labor costs and manufacturing overhead comprise a significant portion of cost of revenues, increasing our production rate resulting in greater absorption of these costs is our most critical cost reduction initiative. Increasing our production rate is a cross-functional effort involving sales and business development, manufacturing, engineering, supply chain and finance.

Operating Expenses

Our operating expenses consist of research and development and selling, general and administrative expenses.

Research and Development, net

Research and development expense consists primarily of personnel-related expenses, consulting and contractor expenses, design software licenses, validation and testing expense, prototype parts and materials, facilities and depreciation expense. We intend to continue to make significant investments in developing new products and enhancing existing products, including but not limited to our medium capacity Neutron launch vehicle, Electron’s first stage recovery, Photon spacecraft features and capabilities, as well as on expanding our portfolio of Spacecraft components and subsystems. Research and development expense will be variable relative to the number of products that are in development, validation or testing. However, we expect it to decline as a percentage of total revenue over time.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel-related expenses for our sales, marketing, supply chain, finance, legal, human resources and administrative personnel, as well as the costs of customer service, information technology, risk management and related insurance, travel, allocated overhead and other marketing, communications and administrative expenses. We also expect to further invest in our corporate infrastructure and incur additional expenses associated with operating as a public company, including increased legal and accounting costs, investor relations and compliance costs. As a result, we expect that selling, general and administrative expenses will increase in absolute dollars in future periods but decline as a percentage of total revenue over time.

Interest Income (Expense), Net

Interest income (expense), net consists primarily of interest expense incurred on debt and interest income earned on our cash and cash equivalents, short-term investments balances and marketable securities.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table sets forth our consolidated statements of operations information and data as a percentage of revenue for the three months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended September 30,
	2023		2022
	$	%	$	%
Revenues	$67,661	100.0%	$63,057	100.0%
Cost of revenues	52,694	77.9%	54,590	86.6%
Gross profit	14,967	22.1%	8,467	13.4%
Operating expenses:
Research and development, net	26,626	39.4%	17,508	27.8%
Selling, general and administrative	27,200	40.2%	22,961	36.4%
Total operating expenses	53,826	79.6%	40,469	64.2%
Operating loss	(38,859)	(57.5)%	(32,002)	(50.8)%
Other income (expense):
Interest income (expense), net	(1,413)	(2.1)%	(1,486)	(2.4)%
Loss on foreign exchange	(120)	(0.2)%	(51)	(0.1)%
Other income, net	1,176	1.7%	622	1.0%
Total other expense, net	(357)	(0.6)%	(915)	(1.5)%
Loss before income taxes	(39,216)	(58.1)%	(32,917)	(52.3)%
Provision for income taxes	(1,352)	(2.0)%	(1,693)	(2.7)%
Net loss	$(40,568)	(60.1)%	$(34,610)	(55.0)%

Revenues

	Three Months Ended September 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Revenues	$67,661	$63,057	$4,604	7%

Revenue increased by $4.6 million, or 7%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Launch Services revenue was $21.3 million for the three months ended September 30, 2023, a decrease of $1.7 million, or 7%, primarily due to a lower revenue per launch, with three launch missions completed in each of the three months ended September 30, 2023 and 2022. Space systems revenue was $46.3 million for the three months ended September 30, 2023, an increase of $6.3 million, or 16%, primarily due to growth in our Photon spacecraft manufacturing product line.

Cost of Revenues

	Three Months Ended September 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Cost of revenues	$52,694	$54,590	$(1,896)	(3)%

Cost of revenues decreased by $1.9 million, or 3%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Launch Services cost of revenues was $15.5 million in the three months ended September 30, 2023, a decrease of $8.3 million, or 35%, primarily due to a decrease in labor and overhead costs and stock-based compensation. Space systems cost of revenue was $37.2 million in the three months ended September 30, 2023, an increase of $6.4 million, or 21%, primarily due to a product mix fluctuation with growth primarily in our Photon spacecraft manufacturing product line. Cost of revenues for the three months ended September 30, 2023 decreased to 78% of total revenue as compared to 87% during the three months ended September 30, 2022.

Research and Development, Net

	Three Months Ended September 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Research and development, net	$26,626	$17,508	$9,118	52%

Research and development expense increased by $9.1 million, or 52%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to Neutron development progress, and increased staff cost as a result of hiring and prototype spend focused on expanding our Photon and spacecraft components product portfolio.

Selling, General and Administrative

	Three Months Ended September 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Selling, general and administrative	$27,200	$22,961	$4,239	18%

Selling, general and administrative expense increased by $4.2 million, or 18%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to expanding our business development initiatives which drove higher staff related costs, increased professional services costs associated with our recent transition to large accelerated filer status and facility related expense.

Interest Income (Expense), Net

	Three Months Ended September 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Interest income (expense), net	$(1,413)	$(1,486)	$73	(5)%

Interest expense, net of interest income decreased by $0.1 million, or 5%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to an increase of interest income on marketable securities and money market funds, partially offset by increased interest expense on our floating rate term loan from Hercules.

Loss on Foreign Exchange

	Three Months Ended September 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Loss on foreign exchange	$(120)	$(51)	$(69)	135%

Loss on foreign exchange increased by $0.1 million, or 135%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to our New Zealand intercompany loan denominated in New Zealand Dollar.

Other Income, Net

	Three Months Ended September 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Other income, net	$1,176	$622	$554	89%

Other income increased by $0.6 million, or 89%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to accretion of marketable securities purchased at a discount.

Provision for Income Taxes

	Three Months Ended September 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Provision for income taxes	$(1,352)	$(1,693)	$341	(20)%

We recorded income tax expense of $1.4 million for the three months ended September 30, 2023 and income tax expense of $1.7 million for the three months ended September 30, 2022. The effective tax rate was (3.4)% for the three months ended September 30, 2023, compared to (5.1)% for the three months ended September 30, 2022. The effective tax rate differs from the federal statutory rate due primarily to a full valuation allowance against our U.S. deferred tax assets, as well as the impact of discrete items that may occur in any given year but which are not consistent from year-to-year.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table sets forth our consolidated statements of operations information and data as a percentage of revenue for the nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Nine Months Ended September 30,
	2023		2022
	$	%	$	%
Revenues	$184,601	100.0%	$159,234	100.0%
Cost of revenues	148,684	80.5%	142,074	89.2%
Gross profit	35,917	19.5%	17,160	10.8%
Operating expenses:
Research and development, net	81,566	44.2%	50,150	31.5%
Selling, general and administrative	84,386	45.7%	64,991	40.8%
Total operating expenses	165,952	89.9%	115,141	72.3%
Operating loss	(130,035)	(70.4)%	(97,981)	(61.5)%
Other income (expense):
Interest income (expense), net	(2,843)	(1.5)%	(6,907)	(4.3)%
Loss on foreign exchange	(76)	0.0%	(3,947)	(2.5)%
Change in fair value of liability classified warrants	—	—%	13,482	8.5%
Other income, net	3,519	1.9%	625	0.4%
Total other income, net	600	0.4%	3,253	2.1%
Loss before income taxes	(129,435)	(70.0)%	(94,728)	(59.4)%
Provision for income taxes	(2,639)	(1.4)%	(4,008)	(2.5)%
Net loss	$(132,074)	(71.4)%	$(98,736)	(61.9)%

Revenues

	Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Revenues	$184,601	$159,234	$25,367	16%

Revenue increased by $25.4 million, or 16%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Launch Services revenue was $63.4 million for the nine months ended September 30, 2023, an increase of $14.8 million, or 30%, primarily due to a higher launch cadence, with nine launch missions completed in the nine months ended September 30, 2023, versus seven launch missions completed in the nine months ended September 30, 2022. Space systems revenue was $121.2 million for the nine months ended September 30, 2023, an increase of $10.6 million, or 10%, primarily due to spacecraft manufacturing growth.

Cost of Revenues

	Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Cost of revenues	$148,684	$142,074	$6,610	5%

Cost of revenues increased by $6.6 million, or 5%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Launch Services cost of revenues was $53.4 million in the nine months ended September 30, 2023, an increase of $0.8 million, or 1%, primarily due to the higher launch cadence referenced above, offset by a release of a $4.1 million provision for contract losses and a $2.1 million benefit from non-recurring employee retention credit. Space systems cost of revenue was $95.3 million in the nine months ended September 30, 2023, an increase of $5.8 million, or 7%, primarily due to spacecraft manufacturing growth. Cost of revenues for the nine months ended September 30, 2023 decreased to 81% of total revenue as compared to 89% during the nine months ended September 30, 2022.

Research and Development, Net

	Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Research and development, net	$81,566	$50,150	$31,416	63%

Research and development expense increased by $31.4 million, or 63%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to Neutron development progress, and increased staff cost as a result of hiring and prototype spend focused on expanding our Photon and spacecraft components product portfolio.

Selling, General and Administrative

	Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Selling, general and administrative	$84,386	$64,991	$19,395	30%

Selling, general and administrative expense increased by $19.4 million, or 30%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to expanding our business development initiatives which drove higher staff related costs, increased professional services costs associated with our recent transition to large accelerated filer status, a $2.6 million increase in stock-based compensation and facility related expense.

Interest Income (Expense), Net

	Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Interest income (expense), net	$(2,843)	$(6,907)	$4,064	(59)%

Interest expense, net of interest income decreased by $4.1 million, or 59%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to an increase of interest income on marketable securities and money market funds, partially offset by increased interest expense on our floating rate term loan from Hercules.

Loss on Foreign Exchange

	Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Loss on foreign exchange	$(76)	$(3,947)	$3,871	(98)%

Loss on foreign exchange decreased by $3.9 million, or 98%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to our New Zealand intercompany loan denominated in New Zealand Dollar. On July 1, 2022, the Company determined the New Zealand intercompany loan was not expected to be repaid and started recording foreign exchange impact on this intercompany loan to foreign currency translation adjustments.

Change in Fair Value of Liability Classified Warrants

	Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Change in fair value of liability classified warrants	$—	$13,482	$(13,482)	(100)%

Change in fair value of liability classified warrants income was $13.5 million for the nine months ended September 30, 2022 as a result of the change in fair value of liability classified warrants assumed in connection with the Business Combination that were redeemed by January 31, 2022. The Company had no liability classified warrants as of September 30, 2023.

Other Income, Net

	Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Other income, net	$3,519	$625	$2,894	463%

Other income increased by $2.9 million, or 463%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to accretion of marketable securities purchased at a discount.

Provision for Income Taxes

	Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Provision for income taxes	$(2,639)	$(4,008)	$1,369	(34)%

We recorded income tax expense of $2.6 million for the nine months ended September 30, 2023 and income tax expense of $4.0 million for the nine months ended September 30, 2022. The effective tax rate was (2.0)% for the nine months ended September 30, 2023, compared to (4.2)% for the nine months ended September 30, 2022. The effective tax rate differs from the federal statutory rate due primarily to a full valuation allowance against our U.S. deferred tax assets, as well as the impact of discrete items that may occur in any given year but which are not consistent from year-to-year.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, term note debt, research and development grant proceeds, and cash flows from the sale of our products and services. As of September 30, 2023, we had $140.9 million of cash and cash equivalents and $229.5 million of marketable securities. Our primary requirements for liquidity and capital are for investment in new products and technologies, the expansion of existing manufacturing facilities, working capital, debt service, acquisitions of complementary businesses, products or technologies and general corporate needs. Historically, these cash requirements have been met through the net proceeds we received through private sales of equity securities, borrowings under our credit facilities, net proceeds received in the Business Combination and payments received from customers.

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

Indebtedness

Hercules Capital Secured Term Loan

On June 10, 2021, the Company entered into a $100 million secured term loan agreement with Hercules Capital, Inc. (the “Hercules Capital Secured Term Loan”) and borrowed the full amount under the secured term loan agreement. The term loan has a maturity date of June 1, 2024 and is secured by substantially all of the assets of the Company. Payments due for the term loan are interest-only until the maturity date with interest payable monthly in arrears. The outstanding principal bears (i) cash interest at the greater of (a) 8.15% or (b) 8.15% plus the prime rate minus 3.25% and (ii) payment-in-kind interest of 1.25% which is accrued and added to the outstanding principal balance. Prepayment of the outstanding principal is permitted under the loan agreement and subject to certain prepayment fees. In connection with the secured term loan, the Company paid an initial facility charge of $1 million and the Company will be required to pay an end of term charge of $3.25 million upon repayment of the loan. The secured term loan agreement contains customary representations, warranties, non-financial covenants, and events of default. The Company is in compliance with all debt covenants related to its long-term borrowings as of September 30, 2023. As of September 30, 2023, there was $105.1 million outstanding under the Hercules Capital Secured Term Loan, which was classified as current in the Company’s condensed consolidated balance sheets. As of September 30, 2023, the Company had no availability under the Hercules Capital Secured Term Loan.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(56,650)	$(87,592)
Investing activities	(49,153)	(272,856)
Financing activities	4,863	1,569
Effect of exchange rate changes	(439)	3,091
Net decrease in cash, cash equivalents, and restricted cash	$(101,379)	$(355,788)

Cash Flows from Operating Activities

Net cash used in operating activities was $56.7 million for the nine months ended September 30, 2023 and consisted of $132.1 million in operating loss, $69.8 million in non-cash activities and $5.6 million in cash provided by operating assets and liabilities. Included in the non-cash activities are $43.4 million in stock-based compensation expense and $21.6 million in depreciation and amortization. Included in the cash provided by operating assets and liabilities are $25.5 million in contract liabilities, $13.8 million in accounts receivable and $12.0 million in trade payables, offset by cash used in operating assets and liabilities including $15.8 million in prepaids and other assets, $10.9 million in inventory and $10.7 million in other non-current assets.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2023 of $49.2 million was primarily driven by capital equipment and infrastructure investments of $44.3 million and $16.9 million cash paid in connection with the assets acquired pursuant to the Virgin APA. These investments included the purchases of equipment, including additive manufacturing or 3D printers and milling machines, and tenant improvements to support Neutron production and Space Systems infrastructure. Cash used in investing activities was partially offset by $12.1 million of net cash provided by investing activities related to purchases and maturities of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2023 of $4.9 million was primarily related to $6.1 million of net proceeds from our equity offerings which includes proceeds from sale of employees restricted stock units to cover taxes, stock options and employee stock purchase plan and applicable tax withholdings and payments, offset by $1.0 million payment of contingent consideration related to the Planetary Space Corporation acquisition.

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

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar, and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar. The assets and liabilities of each of our subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date and operations accounts are translated using the average exchange rate for the relevant period. Increases or decreases in the relative value of the U.S. dollar to other currencies may positively or negatively affect revenue and other operating results as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains or losses due to transactions in foreign currencies are reflected in the condensed consolidated statements of operations under the line item “Loss on foreign exchange.” Materially all of our revenues are denominated in U.S. dollars and we have not engaged in the hedging of foreign currency risk to date, although we may choose to do so in the future. As such, a 10% or greater move in exchange rates versus the U.S. dollar could have a material impact on our financial results and position.

Interest Rate Risk

As of September 30, 2023, we had cash and cash equivalents of $140.9 million, comprised primarily of operating accounts and money market instruments and $229.5 million invested in marketable securities, comprised of commercial paper, corporate debt securities, bank certificates of deposit, U.S. Treasury bills and notes and asset backed securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, concluded that, as of September 30, 2023, due to material weaknesses in internal control over financial reporting at its wholly owned subsidiary, SolAero, which the Company acquired on January 18, 2022, the Company’s disclosure controls and procedures were not effective. In accordance with interpretive guidance issued by SEC staff, the Company excluded SolAero from its assessment of disclosure controls and procedures and internal control over financial reporting during the first year after completion of the acquisition. As of September 30, 2023, the SolAero subsidiary is included in the above assessment regarding the effectiveness of the Company’s disclosure controls and procedures. Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weaknesses in its SolAero subsidiary, management has concluded that the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America.

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

Management has implemented a remediation plan for the following items:

•
systematic controls to ensure appropriate segregation of duties;
•
effective controls to limit privileged-level access; and
•
effective controls to test and approve changes to IT systems before changes are put into production environment.

While these actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the continuous improvement of our internal controls over financial reporting and will continue to diligently review our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

We assessed, with the participation of our Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.Other than as discussed above with respect to the integration of SolAero, identified material weaknesses and remediation efforts, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

ROCKET LAB USA, INC.

November 8, 2023	By:	/s/ Peter Beck
Peter Beck
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

November 8, 2023	By:	/s/ Adam Spice
Adam Spice
Chief Financial Officer
(Principal Financial and Accounting Officer)