Form 10-K
period 2023-12-31
Rocket Lab USA, Inc.
filed 2024-02-28
CIK 1819994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,761.1 million (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each other person who may be deemed to be an affiliate of the registrant have been excluded from the computation. This determination of affiliate status with respect to the foregoing calculation is not necessarily a conclusive determination for other purposes.

As of February 22, 2024, the registrant had 489,140,411 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated by reference to the registrant’s proxy statement or the Proxy Statement, for the 2024 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

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
•
our inability to develop our Neutron Launch Vehicle (“Neutron”) or significant delays in developing Neutron could adversely impact our business, financial condition and results of operations;
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

i

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

As one of select few commercial companies delivering regular access to orbit, our proven launch vehicle, spacecraft technology and global infrastructure uniquely position us to grow this dynamic market. Advances in technologies, materials and components have led to miniaturization of spacecraft and a significant reduction in cost and time-to-market, concurrent with the increase in demand for space applications such as communications, remote sensing, Earth observation, meteorology and navigation. We provide customers with frequent, reliable and cost-effective access to orbit for this new generation of small spacecraft with Electron, a fully carbon composite launch vehicle powered by Rutherford, our electric turbopump 3D printed engines. Since our first Electron launch in 2017 through December 31, 2023, we have delivered 172 spacecraft to space across 38 successful orbital missions for commercial and government customers, including the United States (“U.S.”) Department of Defense (“DoD”), the National Aeronautics and Space Administration (“NASA”), the Defense Advanced Research Projects Agency (“DARPA”) and the National Reconnaissance Office (“NRO”), and a number of domestic and international commercial spacecraft operators including Blacksky Holdings, Canon, Kinéis, Capella Space, Planet, OHB Group and Synspective. In 2023, Electron was the second most frequently launched orbital rocket by companies operating in the United States and maintained us as the fourth most frequent orbital launcher globally.

Rocket Lab’s frequent launch cadence has been enabled through innovative manufacturing techniques for Electron, including 3D printing and automation, but production is only part of the formula for frequent and reliable launch. We believe our launch infrastructure is a key part of our success. We currently operate a private launch complex located in Mahia, New Zealand, which we refer to as Launch Complex 1 (“LC-1”). This launch complex is supported by a bi-lateral treaty between the United States and New Zealand governments that enables us to use U.S. launch and spacecraft technology for launches at LC-1 that otherwise would not be permitted for launches from foreign soil. This treaty provides us with a competitive advantage over other companies launching rockets from outside the U.S. that do not have the benefit of such a treaty. Additionally, by operating our own private launch complex, we do not have to share the launch complex with other launch providers and, subject to obtaining required regulatory clearances for launches, we have complete control over launch schedule and availability. LC-1 serves as our high-volume launch complex with two operational launch pads following our second launch pad at LC-1 becoming operational in February 2022, capable of supporting up to 120 missions every year. We also operate a dedicated launch pad at NASA’s Wallops Flight Facility, at Wallops Island, Virginia, which we refer to as Launch Complex 2 (“LC-2”). LC-2 can support 24-hour rapid call-up capability for defense needs and urgent constellation replenishment and is currently licensed to launch 12 missions per year.

Building on our strong foundation with Electron, we are now developing our Neutron launch vehicle, which we anticipate will have a payload capacity of approximately 15,000 kg for expendable launches to low Earth orbit and lighter payloads for reusable configurations and into higher orbits, and is tailored for large constellation deployments, interplanetary missions and potentially for human spaceflight. We expect constellation missions to make up an increasing percentage of small spacecraft launched, versus bespoke or one-off missions. As such, Neutron will be an important part of our end-to-end space solution as it is tailored to meet demand from this growing market, something that Electron cannot provide.

Consistent with our endeavor to provide end-to-end space solutions for our customers, Rocket Lab has expanded beyond launch services into space systems, delivering spacecraft design services, spacecraft components, spacecraft manufacturing and other spacecraft and on-orbit management solutions that make it faster, easier and more affordable to access space. Our Space Systems business utilizes our launch services, merchant spacecraft component offerings, spacecraft design services, our family of Photon spacecraft, partnerships with global ground network service providers as well as our own ground station network, and on-orbit constellation management capabilities to provide customers a complete solution that encompasses spacecraft design, build, launch and on-orbit operations.

Our Competitive Strengths

Our competitive strengths include:

•
Flight Heritage – First Mover Advantage: Electron is the first small launch vehicle to establish frequent and reliable access to space with 38 successful orbital missions and 172 spacecraft deployed through December 31, 2023, and 40 successful missions as of February 28, 2024. Successfully reaching orbit repeatedly and delivering mission success across more than six years of launches demonstrates Electron as a mature launch vehicle, and showcases Rocket Lab’s sophisticated team and robust manufacturing infrastructure and processes. We believe this gives us a significant competitive advantage ahead of potential new and less-established market entrants to secure Rocket Lab both higher volume and market share and increasingly higher-value missions from our customers.
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
o
We believe we were the first company to 3D print an orbital rocket engine, and as of December 31, 2023 have flight heritage with over 450 engines launched to space. We leverage our unique 3D printing capabilities beyond engines, to enable ultra-rapid design and testing of new flight hardware and dramatically shorten our time-to-market; and
o
A unique kick stage that delivers spacecraft to precise and individual orbits increasing deployment flexibility and cost effectiveness for our customers. The kick stage can also be utilized as a fully-featured spacecraft, enabling hosted payload opportunities for our customers and for our own constellation applications.
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
•
Multiple Launch Complexes: Rocket Lab operates two launch pads at its private orbital launch complex, LC-1 in Mahia, New Zealand. This launch complex can support up to 120 launches every year, which is more than the current annual total number of launches from all U.S. spaceports combined. By operating our own private launch complex, we have eliminated the availability issues commonly faced by other launch providers competing for a limited number of slots on shared launch complexes that they do not control. With its inaugural launch at LC-2 in January 2023, Rocket Lab made operational its second launch complex, and third launch pad located at the Mid-Atlantic Regional Spaceport within the NASA Wallops Flight Facility in Wallops Island, Virginia.
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

Customers

Launch Services. As of December 31, 2023, we have launched and deployed 172 spacecraft for our customers, which includes government customers, such as the DoD, NASA and other U.S. government agencies. We also provide launch services to major domestic and international commercial and government spacecraft operators. Our launch services have been used by more than 20 organizations.

Space Systems. As of December 31, 2023, we have flight hardware and spacecraft that have flown on over 1,700 missions, including legacy missions enabled by Sinclair Interplanetary (acquired April 2020), Advanced Space Solutions, Inc (acquired October 2021), Planetary Space Corporation (acquired November 2021) and SolAero Technologies (acquired January 2022). Our Space systems solutions have been used by a diverse mix of commercial, aerospace prime contractors and government customers.

Our Growth Strategy

We are pursuing the following growth strategies:

•
Leverage our market position as the first U.S. commercially operational dedicated small orbital launch provider with NASA Category 1 certification and 38 successful launches and 172 spacecraft deployed as of December 31, 2023, to win increasing numbers of launch services contracts and be entrusted with higher value payloads to drive an increase in our average selling price of our launch services.
•
Expand into new launch service verticals, such as Hypersonic Accelerator Suborbital Test Electron (“HASTE”).
•
Expand our addressable launch market with the development of the medium-lift Neutron launch vehicle, where the additional lift capacity will enable significantly higher revenue per launch.
•
Apply manufacturing scaling and cost-reduction strategies to the production of our spacecraft components and subsystems to capture large constellation design win opportunities and increasing market share.
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

Product & Services Overview

We design and manufacture small and medium-class rockets, spacecraft and spacecraft components and related software and services to support the space economy. Our launch services are used to place spacecraft into Earth orbit and escape trajectories, and utilize orbital launch vehicles that place payloads into a variety of planes/inclinations and altitude trajectories. Our space systems solutions are the building blocks for spacecraft, which includes composite structures, reaction wheels, star trackers, solar solutions, radios, separation systems, command and control spacecraft software, and power solutions. Our family of Photon spacecraft is configurable for a range of low Earth orbit, medium Earth orbit, geosynchronous orbit and interplanetary missions.

•
Launch Services: We currently provide reliable and responsive launch services into low earth orbit on Electron for small spacecraft up to 300 kg. We also have Neutron, a medium-lift launch vehicle in development to provide efficient constellation launch services for payloads up to 15,000 kg for expendable launches to low Earth orbit and lighter payloads into higher orbits. Between these two launch vehicles, we expect to have the capability of launching nearly all of the spacecraft that we expect to require launch through 2029. We can support up to 120 launch opportunities every year from LC-1, which is our private launch complex in Mahia, New Zealand and up to 12 launch opportunities every year from LC-2 at NASA’s Wallops Flight Facility, at Wallops Island, Virginia.
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

Launch Services

We design, manufacture and launch orbital and suborbital rockets to deploy payloads across a range of government and commercial missions from low Earth orbit to interplanetary destinations.

Electron is our orbital small launch vehicle that was designed to accommodate a high launch cadence business model to meet the growing and dynamic needs of our customers for small spacecraft launch services. Combining the use of innovative manufacturing technologies, including 3D printing and automation, Electron is optimized for rapid and frequent launch and has established itself as one of the most prolific and reliable orbital launch vehicles in the market. Since its maiden launch in 2017, Electron has become the leading small spacecraft launch vehicle delivering 172 spacecraft to orbit for government and commercial customers across 38 successful orbital missions through December 31, 2023. In 2023, Electron was the second most frequently launched orbital rocket by companies operating in the United States, and established Rocket Lab as the fourth most frequent orbital launcher globally. Our launch services program has seen us develop many industry-leading innovations, including 3D printed electric turbo-pump rocket engines, fully carbon composite fuel tanks, a private orbital launch complex, a kick stage that can be configured to convert into a highly capable spacecraft on orbit, and the potential ability to successfully recover a stage from space, providing a path to reusability.

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

Electron is currently launched from our private launch complex in Mahia, New Zealand and our new launch complex at NASA’s Wallops Flight Facility, at Wallops Island, Virginia. As of December 31, 2023, Electron had successfully launched 38 times and deployed 172 spacecraft to orbit.

In March 2021, we announced plans to develop our reusable-ready medium-capacity Neutron launch vehicle which will increase the payload capacity of our space launch vehicles to approximately 15,000 kg for expendable launches to low Earth orbit and lighter payloads for reusable configurations and into higher orbits. Neutron will be tailored for commercial and U.S. government constellation launches and ultimately configurable for and capable of human space flight, enabling us to provide crew and cargo resupply to the International Space Station. Neutron will also provide a dedicated service to orbit for larger civil, defense and commercial payloads that need a high level of schedule control and high-flight cadence. Neutron is expected to have the capability of launching nearly all of the spacecraft configurations that we expect to be launched through 2029 and we expect to be able to leverage Electron’s flight heritage across various vehicle subsystems designs, launch complexes and ground station infrastructure.

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

Space Systems

We provide components and services to the space economy, including spacecraft component solutions, design services, and spacecraft as a service from low Earth orbit constellations to deep space and interplanetary missions for government and commercial customers. We entered this market with our acquisition of leading spacecraft components manufacturer Sinclair Interplanetary, and have since expanded our market participation with the acquisitions of Planetary Systems Corporation, SolAero Holdings, Inc. and aerospace software firm Advanced Solutions, Inc. Our space systems initiatives are supported by the design and manufacture of our Photon family of spacecraft along with a range of merchant market components, software and services for spacecraft, including composite structures, reaction wheels, star trackers, radios, separation systems, solar solutions, command and control spacecraft software, high voltage space grade battery solutions, and additional products in development to serve a wide variety of sub-system functions. Each of these strategic acquisitions brought incremental vertically-integrated capabilities for our own Photon family of spacecraft and also enabled Rocket Lab to deliver high-volume manufacturing of critical spacecraft components and software solutions at scale prices to the broader spacecraft merchant market.

The Photon family of spacecraft is configurable for a range of low Earth orbit, medium Earth orbit, geosynchronous orbit, and interplanetary missions. Photon is a versatile platform that can be configured to meet a broad range of our customers’ requirements. Photon can be configured to operate as the upper stage of Electron (the kick stage) during launch, then with a simple command it transitions into an operational spacecraft on orbit, eliminating the parasitic mass of deployed spacecraft and enabling full use of the fairing volume for payloads. Photon can also fly on other launch vehicles, such as our in-development Neutron launch vehicle, third party launchers, and as a secondary payload on rockets developed under the National Security Space Launch program of the U.S. Space Force. Our Photon family of spacecraft enable us to offer an end-to-end mission solution encompassing launch, full spacecraft manufacturing, ground services and mission operations to provide customers with streamlined access to orbit with Rocket Lab as a single mission partner.

Our family of Photon spacecraft can be used to conduct space-related scientific research, collect imagery and other remote-sensing data about the Earth, carry out lunar and other deep space planetary missions, and to demonstrate new space technologies. Our family of Photon spacecraft can also be used in combination with Electron to deploy individual spacecraft in different orbital locations and complete constellations in a single mission. Our spacecraft are intended for commercial, defense and civil government customers, including the DoD, NASA, other U.S. government agencies, and governments worldwide. Our first Photon spacecraft was successfully launched and placed into service in August 2020 and a second operational Photon was successfully launched in March 2021. Photon was selected by NASA in 2021 for the CAPSTONE mission, a pathfinder for the lunar Gateway initiative of the Artemis program, which involves a mini-space station NASA intends to use as a staging point for crewed lunar landings. CAPSTONE was deployed on its ballistic lunar transfer trajectory to the Moon in July 2022 and in November 2022 was inserted into it near rectilinear halo orbit as planned. Photon has also been selected for interplanetary missions to Mars and Venus.

Rocket Lab’s Space Systems business also designs and manufactures a range of spacecraft components, including composite structures, reaction wheels, star trackers, radios, separation systems, solar solutions, command and control spacecraft software, high voltage space grade battery solutions, and additional products in development to serve a wide variety of sub-system functions.

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

Reaction wheels are motor-driven flywheels used to store angular momentum on a spacecraft. Many spacecraft use three or four reaction wheels to provide agile 3-axis pointing control. Some configurations use a single wheel, called a “momentum wheel,” for stable Earth-pointing control. All Rocket Lab reaction wheels incorporate an onboard digital processor with speed and torque control loops. Wheels are sized by their maximum angular momentum measured in Newton-meters (“Nm”). We make a large number of different wheel sizes, ranging from 3 mNms to 12 Nms. Bigger spacecraft require bigger and more costly wheels, with determination of the correct size of wheel for a particular spacecraft requiring detailed engineering analysis.

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

Separation systems including motorized lightband and canisterized spacecraft dispensers (“CSD”), which are used to separate spacecraft from the launch platform into orbit. The motorized lightband is a ringed system with sizes from 8-inches in diameter up to 39-inches in diameter. Lightband’s deploy spacecraft via motors and a mechanical linkage. The CSD is a reliable and cost-effective housing for small spacecraft that protects a spacecraft during launch and deploys them in space. Fully encapsulated, the CSD minimizes damage risk and eliminates the necessity for heavy or complicated interface structures between the spacecraft and launch vehicle platform.

Flight and Ground Software Services are engineering services to tailor and adapt the MAX Flight software and Ground Data System for a customer’s mission. Ground, Navigation and Control Services are engineering services to provide guidance, navigation, and control system design, analysis, and verification for customer missions. Spacecraft Operations include complete spacecraft operations as a service, covering all aspects of operations including ground station interface, ground data system, and spacecraft operators. Our software offerings include:

•
MAX Flight Software, which runs on a spacecraft flight computer and controls all aspects of spacecraft operations including guidance & control, telecommunications, commanding, telemetry, sequencing, power control, and fault protection. MAX Flight Software is flight-proven off-the-shelf spacecraft flight software that provides the foundation for complex space missions;
•
ODySSy, which is software that runs on the spacecraft flight computer that simulates all aspects of spacecraft operations on-orbit. This enables analysis and testing of both the software and hardware on the spacecraft through all phases of a spacecraft lifecycle;
•
SOLIS, which is a software tool that runs in conjunction with the industry standard Systems Tool Kit (“STK”) software and enables engineers to simulate all aspects of a spacecraft mission;
•
MAX Ground Data System, which is software that enables command and control of spacecraft constellations on-orbit and during pre-launch testing. The software sends spacecraft commands, processes and archives telemetry, automates pass operations, and provides telemetry monitoring and alarming; and
•
MAX DevTool, which is a software tool that allows engineers to rapidly develop new software components within the MAX Flight Software framework.

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

Many of our business development team members have previously worked for government agencies and large institutional space and technology companies. They have in-depth knowledge and understanding of the industry and can draw on a vast network of contacts to support business development. With 38 successful orbital missions and 172 spacecraft deployed through December 31, 2023, and a growing number of Rocket Lab spacecraft components operating on orbit, our team has a high-level of insight into customer requirements and evolving industry trends, putting us in a strong position to ensure our products and services meet customer needs.

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

Our engineering teams across New Zealand, the United States, and Canada address all key areas of launch vehicle build, payload integration, launch operations, ground segment communications, on-orbit spacecraft operations management, and spacecraft component design and manufacturing. Key areas of technical focus include composite structures, additive manufacturing, machining, avionics and power systems, propulsion assembly and test, spacecraft system design assembly and test, solar cell foundry through panel design and manufacturing, printed circuit-board design, optics integration, guidance and navigation, attitude direction and command and control, amongst other engineering focus areas.

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

Supply Chain

We are highly vertically integrated, in that we design and manufacture many components and subsystems for our launch vehicles and Photon family of spacecraft. In addition, we sell many spacecraft components into the merchant market. To support this level of vertical integration we have developed extensive supply chain operations and capabilities that are global in nature and enabled by sophisticated third-party enterprise resource planning systems and tools. These systems and tools are largely supported by an in-house team of enterprise information systems personnel.

We obtain raw materials, components, sub-systems and capital equipment, and other supplies from suppliers that we believe to be reputable and reliable. We have established and follow internal quality control processes to source suppliers, considering engineering validation, quality, cost, delivery and lead-time. We have a quality management team that is responsible for managing and ensuring that supplied components meet quality standards. While we largely source raw materials and other inputs and services from multiple sources, in some cases we also purchase various inputs and services from a sole source. Although we endeavor to diversify our supply chain, in those sole source supplier situations we manage this sole source risk through carrying increased buffer stock, particularly on long-lead items.

Manufacturing, Assembly and Launch Operations

Rocket Lab conducts global operations in support of its research and development, manufacturing, assembly and launch functions. We have our rocket propulsion and avionics manufacturing facilities in Long Beach, California, composite manufacturing, high-voltage battery systems, launch vehicle integration and propulsion testing in Auckland, New Zealand, space solar cell through panel production in Albuquerque, New Mexico and launch complexes in Mahia, New Zealand and Wallops Island, Virginia. We strive to instill a manufacturing culture of continuous improvement and leverage best practices in quality control and worker safety across our facilities and have achieved Category-1 certification by the NASA Launch Services Program. We possess differentiated in-house rapid prototyping capabilities to support both research and development initiatives and to accelerate time-to-market benefits for critical production ramps. These capabilities include computer numerically controlled machining stations, balancing machines and 3D printers and related expertise.

Long Beach Corporate Headquarters and Manufacturing Facility and Engine Development Center

From our Long Beach, California facilities, which consists of two buildings, in addition to manufacturing, we manage corporate administrative functions, sales and business development, launch services mission management, and conduct a range of research and development activities. Our lease for our corporate headquarters location expires on June 30, 2027, and we have the option to extend the term of the lease for up to two additional periods of five years each thereafter. The Engine Development Center lease expires on June 30, 2025 and has an option to extend the term for five years.

Our Rutherford engine and avionics production activities are conducted out of our Long Beach facilities, as is the case for Neutron’s Archimedes engine and avionics design and production activities. We designed our manufacturing technology and processes to operate and scale efficiently as we grow and expand our business. Our proprietary manufacturing processes, which include specialized automated equipment, is comprised of three primary steps; (i) additive manufacturing, (ii) machining and (iii) assembly of complete engines and avionics subsystems. Our Long Beach facilities are also home to Photon satellite design and production activities, in addition to a Mission Operations Center from which our team conducts on-orbit operation of our family of Photon spacecraft.

Auckland, New Zealand R&D and Production Complexes

From this location we conduct research and development and design and manufacturing of launch vehicles, conduct remote launch activities, and design and manufacture a range of components and subsystems for the Photon family of spacecraft and broader merchant market spacecraft components. We conduct these operations at four adjacent leased buildings comprising an approximately 200,000 square foot research and development and production complex in Auckland, New Zealand (the “Auckland complex”). Manufacturing related activities at the Auckland complex include the manufacture, assembly, and testing of high-voltage battery systems that power the Rutherford engines for Electron, the manufacturing and assembly of composite tanks, fairings, and other launch vehicle structures, electrical harnesses, complete kick stages, and final vehicle integration. Research and development activities include those related to launch vehicles, launch operations and a broad range of space systems initiatives. Our primary lease for this complex expires on April 30, 2024, and we have the option to extend the lease to April 30, 2028.

Auckland, New Zealand Propulsion Test Site

We currently operate a propulsion test complex approximately 45 km outside of Auckland where we test our rocket engines and related subsystems. Our new propulsion test complex features multiple custom-built vertical test stands for liquid propulsion, composite tank, component and static stage fires. Operating our own private test complex means we avoid the delays and schedule conflicts that are common at shared test facilities. We lease the property where our test site is located. The current term of the lease for our test complex expires on November 15, 2029, but we have the right to renew this lease agreement for several additional terms of approximately five years each, which would allow us to continue to use this test complex through at least 2054.

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

This launch complex is capable of supporting up to 120 launches per year. Rocket Lab operates two active launch pads at LC-1: Pad A and Pad B. The operation of two launch pads within the launch complex eliminates the time required between launches for a full pad recycle, enabling responsive launch opportunities for our customers. The site features a vehicle processing facility that can house two Electron launch vehicles at any one time to support parallel launch campaigns. LC-1 is home to two identical, state-of-the-art payload processing facilities that include ISO 8 cleanrooms, dedicated electrical control rooms and comfortable customer lounge-style offices.

Wallops Island, Virginia Launch Complex 2

Rocket Lab has access to a dedicated launch pad located at the Mid-Atlantic Regional Spaceport within the NASA Wallops Flight Facility in Wallops Island, Virginia as a second launch complex, which we call LC-2. Our current agreement provides us with rights to access the facilities, launch property and services at this launch complex expires on September 28, 2028.

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

Albuquerque, New Mexico Solar Cell Production Facility

Our solar cell through panel production activities are conducted out of our Albuquerque, New Mexico facility. From this location we conduct research and development and design and manufacturing of solar cell production. We conduct these operations at two nearby leased buildings comprising an approximately 160,000 square foot production and research and development complex in Albuquerque, New Mexico. We have a ground lease for one building that expires on September 18, 2050 and a lease on the second building that expires on May 31, 2042.

Competition

We believe our main sources of competition fall into 4 categories:

•
companies providing dedicated and rideshare launch vehicles to deliver payloads to generic and custom planes/inclinations and altitude trajectories, such as Northrop Grumman, SpaceX, United Launch Alliance (a joint venture between Lockheed Martin Corporation and The Boeing Company), Firefly, ABL and established Russian, Indian, Chinese, European and Japanese launch providers;
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

As of December 31, 2023, we held more than 200 issued U.S. patents and more than 90 issued foreign patents. Our U.S. issued patents expire between 2024 and 2042. As of December 31, 2023, we held more than 12 registered trademarks in the United States, including the Rocket Lab mark, and also held approximately 20 registered trademarks in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property. We intend to continue to file additional patent applications with respect to our technology.

Human Capital

As of December 31, 2023, we had approximately 1,650 full-time permanent employees globally. We believe the positive relationship we have with our employees and our strong culture of collaboration and innovation differentiate us and are key drivers of our business success. Our employees are not subject to collective bargaining agreements.

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

Safety

Rocket Lab has robust health and safety policies, systems, and processes across the business to enable a safe working environment. Supported by the executive leadership team, Rocket Lab employees are empowered to make decisions and take steps to identify and correct hazards ensure they maintain a safe and healthy workplace for themselves, colleagues and our business.

Diversity, Equity and Inclusion

We believe diversity unlocks innovation. Different experiences, knowledge, and cultures come together to generate new ways of doing things and new ideas, and we’re committed to attracting and engaging a global team that reflects the diversity of the missions we launch and the communities where we live and work. At the internship level, Rocket Lab has set a target of 50% women in its annual internship intake. Rocket Lab is also a host institution for the Brooke Owens Fellowship, which provides paid internships and executive mentorship for undergraduate women and gender-minority students in aerospace. Our workplace culture places priority on people feeling welcomed, valued, and respected, and we’ve backed this commitment with goals, policies, and initiatives to increase women and minority hires throughout our teams.

Talent

Our Rocket Lab team members are incredibly talented, and we seek to foster and grow talent from within. Rocket Lab provides leadership training opportunities across the company, including external courses, tailored specifically for women moving into leadership positions. We continue to have a strong focus on promoting internally where we can and supporting staff early in their careers in their ambition to grow and take on more challenging work.

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
•
Third parties may allege that our technology violates their proprietary data rights, which could have a negative impact on our operations.
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
•
We may require additional capital to support business growth, and this capital might not be available on company favorable terms, if at all, or may be available only by diluting existing stockholders or putting excessive debt leverage and insolvency risk on the business.
•
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
•
We are obligated in our existing equipment financing agreement to comply with covenants that restrict our operating activities, and we may become obligated in future credit facilities or other debt agreements to comply with financial and other covenants that could further restrict our operating activities.
•
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our debt instruments when they come due.
•
We may be unable to raise the funds necessary to repurchase our convertible senior notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our other then-existing indebtedness may limit our ability to repurchase the notes or pay cash upon their conversion.
•
The capped call transactions may affect the value of the notes and our common stock.
•
We are subject to counterparty risk with respect to the capped call transactions, and the capped call may not operate as planned.

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

We have experienced, and may continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. Additionally, our organizational structure is becoming more complex as we scale our operational, financial and management controls, as well as our reporting systems and procedures. For example, our headcount has grown from approximately 526 employees as of December 2019 to approximately 1,650 employees as of December 31, 2023, and we have expanded across all areas of our business, including by way of acquisitions.

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

Our revenue was $244.6 million, $211.0 million and $62.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. In future periods, we may not be able to generate or sustain revenue growth. We believe our success and revenue growth depends on a number of factors, including, but not limited to, our ability to:

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
•
adapt to changing conditions in our industry; and
•
comply with regulations applicable to our business.

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

We experienced net losses of $182.6 million, $135.9 million and $117.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. We expect to continue to incur net losses for the next several years and we may not achieve or maintain profitability in the future. Because the markets for launch services, space systems, spacecraft components and space data applications are evolving, it is difficult for us to predict our future results of operations or the limits of our market opportunity. In addition, our customers for whom we provide these products and services may experience delays or technical challenges with their products and services that limit or delay our expected revenue and future growth opportunities from those customers. We expect our operating expenses and capital expenditures to significantly increase as we make significant investments, expand our operations and infrastructure, develop and introduce new technologies, and hire additional personnel. These efforts may be more costly than we expect and may not result in revenue growth or increased efficiency. In addition, as we grow as a public company, we will continue to incur additional significant administrative expenses that we did not incur as a private company. If our revenue does not increase to offset these expected increases in our operating expenses, we will not be profitable in future periods. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations, and financial condition could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our common stock to decline.

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

During 2023, 2022 and 2021, approximately 31%, 33% and 8%, respectively, of our total annual revenues were derived from contracts with the U.S. government, U.S. prime contractors and its agencies or from subcontracts with other U.S. government contractors. Our contracts with the U.S. government are fixed-price contracts. Under firm fixed-price contracts, work performed and products shipped are priced at a fixed amount without adjustment for actual costs incurred in connection with the contract. Therefore, we bear the risk of loss if costs increase.

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

For the year ended December 31, 2023, our top five customers together accounted for approximately 46% of our revenues and our top five backlog customers accounted for approximately 73% of our backlog as of December 31, 2023. Our customers could experience a downturn in their business or find themselves in financial difficulties, which could result in their ceasing or reducing their use of our services or becoming unable to pay for services they had contracted to buy. A substantial amount of our backlog for government customers is also subject to risks of future government funding levels, which may be substantially curtailed or abandoned, resulting in contract cancellations, modifications, delays, or reduction in orders. In addition, some of our customers’ industries are undergoing significant consolidation, and our customers may be acquired by each other or other companies, including by our competitors. Such acquisitions could adversely affect our ability to sell services to such customers and to any end-users whom they serve. Some customers have in the past defaulted, and our customers may in the future default, on their obligations to us due to bankruptcy, lack of liquidity, operational failure, or other reasons. Such defaults could adversely affect our revenues, operating margins and cash flows. If our contracted revenue backlog is reduced due to the financial difficulties of our customers or other reasons, including cancellations for convenience, our revenues, operating margins, and cash flows would be further negatively impacted.

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

Our results of operations are materially affected by economic and political conditions in the United States and internationally, including inflation, deflation, interest rates, recession or fears of recession, availability of capital, energy and commodity prices, the availability and cost of labor, trade laws and the effects of governmental initiatives to manage economic conditions. In certain prior periods, we have seen a broad-based weakening in the global macroeconomic environment which has impacted and could impact in the future certain of our markets. Additionally, instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment in many parts of the world (including as a result of the on-going Russia and Ukraine war, the Israel-Hamas war, and China-Taiwan relations), the current economic challenges in China, including global economic ramifications of Chinese economic difficulties, and other disruptions may continue to put pressure on global economic conditions. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, we may experience material impacts on our business, operating results, and financial condition. In addition, due to such conditions current or potential customers may delay or decrease spending on our products and services as their business and/or budgets are impacted by economic conditions. The inability of current and potential customers to pay us for our products and services may adversely affect our earnings and cash flows.

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

The manufacturing, testing, launching and operation of launch vehicles and spacecraft involves complex processes and technology. Our launch vehicles and spacecraft employ advanced technologies and sensors that are exposed to severe environmental stresses that have and could affect the performance of our launch vehicles. Hardware component problems and software issues could lead to deterioration in performance or loss of functionality of a launch vehicle and spacecraft. In addition, human operators may execute improper commands that may negatively impact a launch vehicle’s or spacecraft performance. Exposure of our launch vehicles and spacecraft to an unanticipated catastrophic event, such as collision with space debris, could reduce the performance of, or completely destroy, the affected launch vehicle and spacecraft. For example, as of December 31, 2023, we have had 38 successful orbital missions and three failed customer launches, which occurred in July 2020, May 2021 and September 2023. In July 2020, the failed launch resulted from a battery related power-supply issue on the second stage propulsion system. In May 2021, our failed launch resulted from a second stage engine computer malfunction. In September 2023, our failed launch resulted from high voltage from the second stage’s power supply system resulting in a total loss of power. The failed missions resulted in the loss of all payloads onboard and prevented us from conducting future launches until we had investigated the cause of the failures and obtained authorization from the Federal Aviation Administration to resume launches, which, in each case, took slightly less than three weeks.

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

We sell complex and technologically advanced products and services, including rocket launch services, mission services, spacecraft and spacecraft components. Sophisticated software used in our products and services, including software developed by us, may contain defects that can unexpectedly interfere with the software’s intended operation. Defects may also occur in components and products that we manufacture or purchase from third parties. Most of the launch vehicles, spacecraft and spacecraft components we have developed must function under demanding and unpredictable operating conditions and in harsh and potentially destructive environments. Our products and services may not be successfully implemented, pass required acceptance criteria, or operate or give the desired output, or we may not be able to detect and fix all defects in the launch vehicles, spacecraft, spacecraft components and systems we sell and/or use. Failure to do so could result in lost revenue, such as occurred after our launch failure in September 2023, and damage to our reputation and may adversely affect our ability to win new contract awards.

Any inability to operate Electron at our anticipated launch rate could adversely impact our business, financial condition and results of operations.

Our launch services business is currently dependent on Electron. To be successful, we will need to maintain a sufficient launch rate, which will be negatively impacted if we are not able to operate Electron for any reason, including not being granted appropriate government clearance after a launch failure such as occurred in connection with our launch failure in September 2023. We may be unable to operate Electron at our anticipated launch rate for a number of reasons, including, but not limited to, production delays or failures, design and engineering flaws, launch failures, natural disasters, epidemics or pandemics, changes in governmental regulations or in the status of our regulatory approvals or applications, customer delays or cancellations, or other events that force us to cancel or reschedule launches.

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

Third parties may allege that our technology violates their proprietary data rights, which could have a negative impact on our operations.

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

Our success depends, in part, on our ability to retain our key personnel. We are highly dependent on the services of Peter Beck, our President, Chief Executive Officer and Chairman. Mr. Beck is the source of many, if not most, of the ideas and execution driving our company. Mr. Beck participates in various high-risk activities, such as recreational aviation, motorsports and operating heavy machinery, all which carry the risk of serious injury and death. If Mr. Beck were to discontinue his service to us due to death, disability or any other reason, there could be a material adverse impact on our operations and the market prices for our securities, and we would be significantly disadvantaged. We do not maintain, and we do not expect to maintain in the future, a key person life insurance policy with respect to Mr. Beck.

Our inability to hire or retain key personnel could adversely affect our business, operating results and financial condition.

We depend on the continued contributions of our senior management and other key personnel. The loss of the services of one or more of these individuals could significantly delay or prevent the achievement of our development and strategic objectives and could divert other senior management time in searching for their replacements. We registered the resale of shares of common stock issuable upon exercise of stock options or settlement of restricted stock units held by members of our management. To the extent that members of our management were to sell significant amounts of equity in us, we may have more difficulty in retaining and continuing to incentivize these members of management than we have historically.

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

We are exposed to foreign exchange risk as certain of our expenses and liabilities are required to be paid in currencies other than the U.S. dollar, primarily the New Zealand dollar, and are translated into U.S. dollars for the purposes of compiling our consolidated financial statements. During 2023, approximately 22% of our expenditures, or $94.9 million, were denominated in foreign currencies, whereas primarily all of our revenues were denominated in U.S. dollars. In addition, we generally maintain our cash and cash equivalents in U.S. dollars or investments denominated in U.S. dollars. Fluctuations in foreign exchange rates, which can be unpredictable, could result in disproportion increases in our expenses and future liabilities as compared to our revenue and current assets. We do not currently, but may in the future, use hedging strategies or seek to maintain a greater portion of our cash and cash equivalents in foreign currencies or investments denominated in foreign currencies to manage and minimize the impact of exchange rate fluctuations on our financial statements. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs, or illiquid markets.

We may require additional capital to support business growth, and this capital might not be available on company favorable terms, if at all, or may be available only by diluting existing stockholders or putting excessive debt leverage and insolvency risk on the business.

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

We previously identified material weaknesses in our internal control over financial reporting. We did not maintain an effective control environment as we did not maintain a sufficient complement of accounting and financial reporting resources commensurate with our financial reporting requirements. To address this material weakness, we implemented a formal risk assessment process, implemented a training program, hired additional personnel, implemented additional review procedures and implemented information technology and application controls, among other things. In addition, we previously identified material weaknesses related to systematic controls over segregation of duties for recording journal entries, limiting privileged-level access and change management for general IT systems at SolAero. While we believe these material weaknesses have been remediated as of December 31, 2023, we cannot assure you that we have identified all of our existing material weaknesses, or that we will not in the future have additional material weaknesses.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, additional weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that we file with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Stock Market LLC (“Nasdaq”).

Additionally, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

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

During the year ended December 31, 2023, the majority of our net sales were from fixed-price contracts. Under fixed-price contracts, we agree to perform specified work for a fixed price and realize all of the profit or loss resulting from variations in the costs of performing the contract. As a result, all fixed-price contracts involve the inherent risk of unreimbursed cost overruns. To the extent we incur unanticipated cost overruns on a fixed-price contract, our profitability would be adversely affected. Future profitability is subject to risks including the ability of suppliers to deliver components of acceptable quality on schedule.

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

We are obligated in our existing equipment financing agreement to comply with covenants that restrict our operating activities, and we may become obligated in future credit facilities or other debt agreements to comply with financial and other covenants that could further restrict our operating activities. A failure to comply could result in a default which could, if not waived by the lenders, result in increased cost, inability to make future draws on credit facilities to the extent then available, acceleration of the payment of any outstanding amounts and potentially foreclosure on our assets securing our obligations.

Our existing equipment financing agreement contains various restrictive covenants which include, among others, provisions which may restrict our ability to do any of the following, subject to certain exceptions:

•
incur additional debt;
•
enter into transactions with affiliates;
•
create certain liens;
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

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our debt instruments when they come due.

As of December 31, 2023, after giving pro forma effect to the issuance of and sale of $355.0 million of our convertible senior notes due 2029 (the “convertible senior notes”) that was consummated on February 6, 2024 and repayment of approximately $40.0 million of obligations under our equipment financing agreement with a portion of the net proceeds, we would have had approximately $425.0 million aggregate principal amount of indebtedness, approximately $70.0 million of which was secured indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•
increasing our vulnerability to adverse economic and industry conditions;
•
limiting our ability to obtain additional financing on acceptable terms or at all;
•
requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•
limiting our flexibility to plan for, or react to, changes in our business;
•
exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under equipment financing agreement, are at variable rates of interest;
•
diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the notes; and
•
placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness and our cash needs may increase in the future.

We may be unable to raise the funds necessary to repurchase our convertible senior notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our other then-existing indebtedness may limit our ability to repurchase the notes or pay cash upon their conversion.

The holder of our convertible senior notes may, subject to a certain limited exceptions, require us to repurchase their convertible senior notes following a “fundamental change” (as defined in the indenture governing the convertible senior notes) at a cash repurchase price generally equal to the principal amount plus accrued and unpaid interest. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the convertible senior notes or pay any cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing any of our other indebtedness may restrict our ability to repurchase the convertible senior notes or pay any cash amounts due upon conversion. For example, certain fundamental change transactions would constitute an event of default under our equipment financing agreement. Our failure to repurchase convertible senior notes or pay any cash amounts due upon conversion when required will constitute a default under the indenture governing the convertible senior notes. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under our other indebtedness and the convertible senior notes.

Provisions in the indenture could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the convertible senior notes and the indenture could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their convertible senior notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the convertible senior notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our common stock or convertible senior notes may view as favorable.

The capped call transactions may affect the value of the notes and our common stock.

In connection with the issuance of our convertible senior notes, we entered into privately negotiated capped call transactions with certain financial institutions (the “option counterparties”). The capped call transactions are expected generally to reduce or offset the potential dilution upon conversion of the convertible senior notes and/or at our election (subject to certain conditions) offset any potential cash payments we are required to make in excess of the principal amount of converted convertible senior notes, as the case may be, with such reduction and/or offset subject to a cap.

We have been advised that, in connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock.

In addition, we have been advised that the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the convertible senior notes and from time to time prior to the maturity of the convertible senior notes (and are likely to do so on each exercise date of the capped call transactions, which are expected to occur during the 40 trading day period beginning on the 41st scheduled trading day prior to the maturity date of the convertible senior notes, or following our election to terminate any portion of the capped call transactions in connection with any repurchase, redemption or early conversion of the convertible senior notes). This activity could cause or avoid an increase or a decrease in the market price of our common stock.

We are subject to counterparty risk with respect to the capped call transactions, and the capped call may not operate as planned.

The option counterparties are, or are affiliates of, financial institutions, and we will be subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.

In addition, the capped call transactions are complex, and they may not operate as planned. For example, the terms of the capped call transactions may be subject to adjustment, modification or, in some cases, renegotiation if certain corporate or other transactions occur. Accordingly, these transactions may not operate as we intend if we are required to adjust their terms as a result of transactions in the future or upon unanticipated developments that may adversely affect the functioning of the capped call transactions.

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

As part of our growth strategy, we may need to acquire, build or utilize additional facilities. Construction of incremental factories and launch pads or other facilities in which we conduct our operations may require significant capital expenditures to develop, and in the future we may be required to make similar expenditures to expand, improve or construct adequate facilities for our operations. If we cannot access the capital we need, we may not be able to execute on our growth strategy, take advantage of future opportunities or respond to competitive pressures. If the costs of funding new locations or renovations or enhancements at existing locations exceed budgeted amounts or the time for building or renovation is longer than anticipated, our business, financial condition and results of operations could be materially adversely affected.

We currently have, and will continue to have, significant lease obligations, and our failure to meet those obligations could adversely affect our financial condition and business.

We currently have, and will continue to have, significant lease obligations for our for properties, vehicles and equipment. We depend on cash flow from operations to pay our lease expenses.

If our business does not generate sufficient cash flow from operating activities to fund these expenses, we may not be able to meet our lease obligations, which could have a material adverse effect on our financial condition and business. Furthermore, the significant cash flow required to satisfy our financial obligations under the leases could limit our ability to incur indebtedness and make capital expenditures or other investments in our business.

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

Our operations are subject to many hazards and operational risks inherent to our business, including general business risks, product liability and damage to third parties, our infrastructure or properties that may be caused by fires, floods and other natural disasters, power losses, telecommunications failures, terrorist attacks, human errors, pandemics and other similar health crises and similar events. Additionally, our manufacturing operations are hazardous at times and may expose us to safety risks, including environmental risks and health and safety hazards to our employees or third parties.

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

The occurrence of one or more natural disasters such as tornadoes, hurricanes, fires, floods and earthquakes, unusual weather conditions, epidemic or pandemic outbreaks, terrorist attacks or disruptive political events in certain regions where our facilities are located, or where our third-party contractors’ and suppliers’ facilities are located, could adversely affect our business. Natural disasters including tornados, hurricanes, floods and earthquakes may damage our facilities or those of our suppliers, which could have a material adverse effect on our business, financial condition and results of operations. Severe weather, such as rainfall, snowfall or extreme temperatures, may impact the ability for spacecraft to operate as planned, resulting in additional expense to reschedule the operation and customer travel plans, thereby reducing our sales and profitability. Terrorist attacks, actual or threatened acts of war or the escalation of current hostilities, or any other military or trade disruptions impacting our domestic or foreign suppliers of components of our products, may impact our operations by, among other things, causing supply chain disruptions and increases in commodity prices, which could adversely affect our raw materials or transportation costs. These events also could cause or act to prolong an economic recession or depression in the United States or abroad. To the extent these events also impact one or more of our suppliers or contractors or result in the closure of any of their facilities or our facilities, we may be unable to maintain spacecraft schedules, provide other support functions to our astronaut experience or fulfill our other contracts. In addition, the disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans and, more generally, any of these events could cause consumer confidence and spending to decrease, which could adversely impact our operations.

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
•
Import and Export Restrictions. Certain of our launch vehicles, spacecraft, spacecraft components, systems, services, or technologies we have developed require the implementation or acquisition of products or technologies from third parties and affiliates, including those in other jurisdictions. In addition, certain of our launch vehicles, spacecraft, spacecraft components, systems, services or technologies may be required to be forwarded, imported or exported to other jurisdictions. In certain cases, if the use of the technologies can be viewed by the jurisdiction in which that supplier, subcontractor or affiliate resides as being subject to import or export constraints or restrictions relating to national security, we may not be able to obtain the technologies and products that we require from subcontractors and suppliers who would otherwise be our preferred choice or may not be able to obtain the export permits necessary to transfer or export our technology. The inability to obtain or maintain export approvals, and export restrictions or changes during contract execution or non-compliance by our suppliers, subcontractors and customers, could have an adverse effect on our revenues and margins.

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
•
Competitive Impact of U.S. Regulations. Export and import control, economic sanction and trade embargo laws and regulations, including those administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. State Department’s Directorate of Defense Trade Controls and the U.S. Treasury Department’s Office of Foreign Assets Control, including, but not limited to the International Traffic in Arms Regulations (ITAR) and Export Administration Regulations (EAR), may limit certain business opportunities or delay or restrict our ability to contract with potential foreign customers or suppliers. To the extent that our non-U.S. competitors are not subject to similar export and import control, economic sanction and trade embargo laws and regulations, they may enjoy a competitive advantage with foreign customers, and it could become increasingly difficult for us to recapture this lost market share.
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

Our issuance of additional capital stock, warrants or convertible debt securities in connection with financings, refinancings of existing indebtedness, acquisitions, investments, the Equity Incentive Plan or otherwise will dilute all other stockholders.

We expect to issue additional capital stock or securities exercisable for or convertible into capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under the Equity Incentive Plan. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline. In addition, if we raise additional capital through further issuances of equity or convertible debt securities or elect to settle conversions of our convertible senior notes in shares of our common stock, our existing shareholders could suffer significant dilution in their percentage ownership of us. Moreover, any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Our cybersecurity risk management strategy is a key component and has been integrated into our overall enterprise risk management program and has been designed based on established industry frameworks and standards, including those developed by the National Institute of Standards and Technology and the US Department of Defense’s Cybersecurity Maturity Model Certification (CMMC) program. Although this does not mean that we currently meet all of any particular technical standards, specifications, or requirements, we use these frameworks, complemented by insights from internal assessments, to guide the development of policies governing the use of our information assets, access to intellectual property, and the safeguarding of personal information.

To fortify our information assets, we employ industry-standard measures such as multifactor authentication and endpoint protection defenses. Moreover, we collaborate with internal stakeholders across the organization to embed fundamental cybersecurity principles into our operations. This entails implementing multiple layers of cybersecurity defenses, restricting access based on business necessity, and ensuring the integrity of our business information. Throughout the year, our employees undergo regular cybersecurity awareness training, receive guidance on protecting confidential information, and participate in simulated phishing exercises. We maintain a cybersecurity incident response plan that includes a cross-functional response team and procedures for responding to cybersecurity incidents.

We engage third-party assessors to conduct penetration testing and evaluate our adherence to industry-standard frameworks. Additionally, we maintain ongoing relationships with incident response experts and other external professionals. We also seek to collaborate with industry peers and cybersecurity practitioners in order to facilitate the exchange of insights and knowledge regarding potential threats, best practices, and emerging trends. We have developed processes to identify and oversee risks from cybersecurity threats associated with our third-party service providers, which includes the information security team assisting with and assessing cybersecurity robustness during onboarding as well as risk-based monitoring on an ongoing basis.

Our global information technology security team collaborates periodically with a cross-functional group of subject matter experts and leaders to assess and refine our cybersecurity posture and preparedness. This collaborative effort extends to partnerships with the National Defense Cyber Alliance, National Security Agency, and the FBI to monitor and comprehend active risks within the Aerospace industry, Defense Industrial Base, and Critical Infrastructure.

As of December 31, 2023, we have not identified any risks from cybersecurity threats (including any previous cybersecurity incidents) that have materially affected or are reasonably likely to materially affect the Company’s business strategy, financial condition or results of operations. For further details on cybersecurity risks, please refer to the Risk Factors discussion in Item 1A of this Report, including the discussion under the heading “Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data, or theft or tampering of intellectual property, any of which could materially adversely impact our business.”

Governance of Cybersecurity Risk Management

Our Board of Directors holds collective oversight responsibility for our strategic and operational risks. Assisting the Board in this capacity, our Audit Committee thoroughly reviews and deliberates on our risk assessment and risk management practices, including cybersecurity risks, in collaboration with management. The Audit Committee provides periodic reports on these reviews to the full Board of Directors.

Management bears the responsibility for the day-to-day assessment and management of cybersecurity risks. Our Chief Information Officer (CIO) assumes primary oversight of material risks stemming from cybersecurity threats. With over 20 years of experience across various information technology roles, our CIO also serves as the Vice President accountable for the Information Technology organization and information protection.

Reporting directly to our CIO, our Cybersecurity Manager brings over 15 years of experience in aerospace IT organizations, coupled with more than 10 years of expertise in cybersecurity.

Our CIO and Cybersecurity Manager evaluate our cybersecurity readiness through a combination of internal assessment tools and third-party control tests, vulnerability assessments, audits, and alignment with industry standards. We maintain governance and compliance structures tailored to promptly escalate cybersecurity-related matters to our cybersecurity team, addressing potential threats or vulnerabilities. Incidents undergo evaluation based on their impact and potential materiality, followed by reporting to designated internal and external personnel in accordance with defined procedures. Moreover, we implement diverse defensive measures and continuous monitoring techniques, leveraging established industry frameworks and cybersecurity standards, including collaboration with third-party security operations centers.

Our CIO conducts periodic meetings with the Audit Committee to review our information technology systems and address significant cybersecurity risks.

Item 2. Properties

As of December 31, 2023, our principal facilities include our offices and production facility in Auckland, New Zealand, our offices and production facilities in Long Beach, California, our propulsion test center complex in Kopuku, New Zealand, our launch complexes in Mahia, New Zealand and Wallops Island, Virginia and our solar cell production facility in Albuquerque, New Mexico. We lease or have contractual rights to access, but do not own, these facilities.

Our lease for our main office space and production facilities in Auckland, New Zealand expires on April 30, 2028, and we have the option to renew the lease for four additional years thereafter. This facility is our main production facility for Electron. Our locations in Long Beach, California, includes office space and production facilities for certain components that we use in Electron. The two leases in Long Beach, California, one lease expires on June 30, 2027, and we have the option to extend the term of the lease for up to two additional periods of five years each thereafter and another lease that expires on June 30, 2025 that has an option to extend the term for five years.

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

We lease a rocket engine testing complex, which houses operations for testing the Archimedes engine, at the Stennis Space Center in Mississippi. Our lease for this complex expires on October 22, 2032. We have the option to renew this lease agreement for ten years, subject to terms contained in the lease.

We lease a dedicated production and development complex designed to deliver a comprehensive suite of advanced composite products for the space industry, in Middle River, Maryland. Our lease for this complex expires on March 31, 2034. We have the option to renew this lease agreement for two additional terms of five years each.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock is currently listed on the Nasdaq under the symbol “RKLB”. As of February 22, 2024, there were approximately 38 holders of record of our common stock. Such numbers do not include beneficial owners holding our securities through nominee names.

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

The following graph depicts the total cumulative stockholder return on our common stock from August 25, 2021, the first day of trading of our common stock on the Nasdaq, through December 31, 2023, relative to the performance of the Russell 2000 Index and the ARK Space Exploration & Innovation ETF. The graph assumes an initial investment of $100.00 at the close of trading on August 25, 2021 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

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

Electron is our orbital small launch vehicle that was designed from the ground up to accommodate a high launch rate business model to meet the growing and dynamic needs of our customers for small launch services. Since its maiden launch in 2017, Electron has become the leading small spacecraft launch vehicle delivering 172 spacecraft to orbit for government and commercial customers across 38 successful missions through December 31, 2023. In 2023, Electron was the second most frequently orbital launched rocket by companies operating in the United States and maintained Rocket Lab as the fourth most frequent orbital launcher globally. Our launch services program has seen us develop many industry-leading innovations, including 3D printed electric turbo-pump rocket engines, fully carbon composite first stage fuel tanks, a private orbital launch complex, a rocket stage that can be configured to convert into a highly capable spacecraft on orbit, and the potential ability to successfully recover a stage from space, providing a path to reusability.

In March 2021, we announced plans to develop our reusable-ready medium-capacity Neutron launch vehicle which will increase the payload capacity of our space launch vehicles to approximately 15,000 kg for expendable launches to low Earth orbit and lighter payloads for reusable configurations and into higher orbits. Neutron will be tailored for commercial and U.S. government constellation launches and ultimately configurable for and capable of human space flight, enabling us to provide crew and cargo resupply to the International Space Station. Neutron will also provide a dedicated service to orbit for larger civil, defense and commercial payloads that need a high level of schedule control and high-flight cadence. Neutron is expected to have the capability of launching nearly all of the spacecraft configurations that we expect to be launched through 2029 and we expect to be able to leverage Electron’s flight heritage across various vehicle subsystems designs, launch complexes and ground station infrastructure.

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

Recent Developments

Space Development Agency Constellation Contract

On December 21, 2023, we, through our wholly owned subsidiary Rocket Lab National Security, entered into an agreement with the Space Development Agency (“SDA”) to design, manufacture, deliver, and operate 18 space vehicles. The contract with the SDA has a total value of $515 million, which includes a base amount of $489 million and incentives and options totaling $26 million. Work under the agreement has begun with the delivery of the space vehicles to the Customer for launch slated for 2027, operation of the satellites through 2030, and an option to operate the satellites through 2033. The agreement contains customary default and termination provisions. In addition, either party may elect to terminate the agreement for convenience at any time as provided in the agreement, subject to certain termination conditions.

Key Factors Affecting Our Performance

Ability to sell additional launch services, space systems service and spacecraft components to new and existing customers

Our results will be impacted by our ability to sell our launch services, space systems services, and spacecraft components to new and existing customers. We have successfully launched Electron 38 times delivering 172 spacecraft to orbit, including one suborbital launch, through December 31, 2023. We have flight hardware and spacecraft that have flown on over 1,700 missions, including legacy missions enabled by Sinclair Interplanetary (acquired April 2020), Advanced Space Solutions, Inc (acquired October 2021), Planetary Space Corporation (acquired November 2021) and SolAero Technologies (acquired January 2022). Our growth opportunity is dependent on our ability to expand our addressable launch services market with larger volumetric and higher mass payload capabilities of our in-development medium-capacity Neutron launch vehicle, which will address large commercial and government constellation launch opportunities. Our growth opportunity is also dependent on our ability to win spacecraft constellation missions and expand our portfolio of strategic spacecraft components. Our ability to sell additional products to existing customers is a key part of our success, as follow-on purchases indicate customer satisfaction and decrease the likelihood of competitive substitution. To sell additional products and services to new and existing customers, we will need to continue to invest significant resources in our products and services.

Ability to improve profit margins and scale our business

We intend to continue to invest in initiatives to improve our operating leverage and significantly ramp production. We believe continued reduction in costs and an increase in production volumes will enable the cost of launch vehicles to decline and improve our gross margins. Our ability to achieve our production-efficiency objectives could be negatively impacted by a variety of factors including, among other things, lower-than-expected facility utilization rates, manufacturing and production cost overruns, increased purchased material costs and unexpected supply-chain quality issues or interruptions.

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

Launch Vehicle Build-Rate and Launch Cadence

We built approximately eight launch vehicles 2021, approximately 12 launch vehicles in 2022 and approximately 11 launch vehicles in 2023. We launched six vehicles in 2021, nine vehicles in 2022 and ten vehicles in 2023. Growth rates between launches and total launch service revenue are not perfectly correlated because our total revenue is affected by other variables, such as the revenue per launch, which can vary considerably based on factors such as unique orbit and insertion requirements, payload handling needs, launch location, time sensitivity of mission completion and other factors.

Revenue Growth

We generated $244.6 million and $211.0 million in revenue for the years ended December 31, 2023 and 2022, respectively, representing a year-on-year increase in revenue of approximately 16%. This year-on-year increase primarily resulted from increased revenues in our organic space system products and services representing growth of $22.7 million and higher launch cadence that delivered growth of $11.2 million.

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

For the years ended December 31, 2023, 2022 and 2021, our revenue value per launch was $7.1 million, $6.7 million and $8.1 million, respectively. Meanwhile, cost per launch was $7.0 million, $7.5 million and $9.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Cost per launch for the year ended December 31, 2023 excludes a $2.1 million benefit from non-recurring employee retention credit to Launch Services cost of revenue and a $4.1 million benefit from non-recurring reversal of provision made for contract losses that were credited to Launch Services cost of revenue. The decrease in cost per launch in the year ended December 31, 2023 was driven by launch cadence. The decrease in cost per launch in the year ended December 31, 2022 was driven by efficiencies of scale due to increased build rate and launch cadence as compared to the year ended December 31, 2021.

Backlog

Backlog represents future revenues that we would recognize in connection with the completion of all contracts and purchase orders that have been entered into by our customers but have not yet been fulfilled, excluding any customer options for future products or services that have not yet been exercised. Contracts for launch services and spacecraft builds typically include termination rights that may be exercised by customers upon advanced notice and payment of a specified termination fee. As of December 31, 2023, our backlog totaled $1,046.1 million, of which $248.3 million is related to Launch and $797.8 million is related to Space Systems.

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

Research and Development

Research and development expense consists primarily of personnel-related expenses, consulting and contractor expenses, design software licenses, validation and testing expense, prototype parts and materials, facilities and depreciation expense. We intend to continue to make significant investments in developing new products and enhancing existing products, including but not limited to our medium capacity Neutron launch vehicle, Electron’s first stage recovery, and Photon spacecraft features and capabilities, as well as expanding our portfolio of spacecraft components and subsystems. Research and development expense will be variable relative to the number of products that are in development, validation or testing. However, we expect it to decline as a percentage of total revenue over time.

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

Loss on Foreign Exchange

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

Results of Operations

The following table sets forth our consolidated statements of operations information and data as a percentage of revenue for each of the periods indicated (in thousands, except percentages):

	Years Ended December 31,
	2023		2022		2021
	$	%	$	%	$	%
Revenues	$244,592	100.0%	$210,996	100.0%	$62,237	100.0%
Cost of revenues	193,183	79.0%	192,006	91.0%	64,130	103.0%
Gross profit (loss)	51,409	21.0%	18,990	9.0%	(1,893)	(3.0)%
Operating expenses:
Research and development, net	119,054	48.7%	65,168	30.9%	41,765	67.1%
Selling, general and administrative	110,273	45.1%	89,026	42.2%	58,395	93.8%
Total operating expenses	229,327	93.8%	154,194	73.1%	100,160	160.9%
Operating loss	(177,918)	(72.8)%	(135,204)	(64.1)%	(102,053)	(163.9)%
Other income (expense):
Interest income (expense), net	(4,248)	(1.7)%	(7,799)	(3.7)%	(6,128)	(9.8)%
Loss on foreign exchange	(470)	(0.2)%	(4,435)	(2.1)%	(567)	(0.9)%
Change in fair value of liability classified warrants	—	—%	13,482	6.4%	(15,294)	(24.6)%
Other income (expense), net	3,715	1.5%	1,010	0.5%	(798)	(1.3)%
Total other income (expense), net	(1,003)	(0.4)%	2,258	1.1%	(22,787)	(36.6)%
Loss before income taxes	(178,921)	(73.2)%	(132,946)	(63.0)%	(124,840)	(200.5)%
Benefit (provision) for income taxes	(3,650)	(1.5)%	(2,998)	(1.4)%	7,520	12.1%
Net loss	$(182,571)	(74.7)%	$(135,944)	(64.4)%	$(117,320)	(188.4)%

Comparison of the Years Ended December 31, 2023 and 2022

Revenues

	Years Ended December 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Revenues	$244,592	$210,996	$33,596	16%

Revenue increased by $33.6 million, or 16%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Launch services revenue was $71.9 million for the year ended December 31, 2023, an increase of $11.2 million, or 18%, primarily due to a higher launch cadence, with ten launch missions completed in the year ended December 31, 2023, versus nine launch mission completed in the year ended December 31, 2022. Space systems revenue was $172.7 million for the year ended December 31, 2023, an increase of $22.4 million, or 15%, primarily due to spacecraft manufacturing growth.

Cost of Revenues

	Years Ended December 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Cost of revenues	$193,183	$192,006	$1,177	1%

Cost of revenues increased by $1.2 million, or 1%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Launch Service cost of revenues was $63.8 million for the year ended December 31, 2023, a decrease of $3.8 million, or 6%, primarily due to a release of a $4.1 million provision for contract losses and a $2.1 million benefit from non-recurring employee retention credit, offset by the higher launch cadence referenced above. Space systems cost of revenue was $129.4 million for the year ended December 31, 2023, an increase of $5.0 million, or 4%, primarily due to spacecraft manufacturing growth. Cost of revenues for the year ended December 31, 2023 decreased to 79% of total revenue as compared to 91% for the year ended December 31, 2022.

Research and Development, Net

	Years Ended December 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Research and development, net	$119,054	$65,168	$53,886	83%

Research and development expense increased by $53.9 million, or 83%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to Neutron development progress, increased staff cost as a result of hiring and prototype spend focused on expanding our Photon and spacecraft components product portfolio.

Selling, General and Administrative

	Years Ended December 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Selling, general and administrative	$110,273	$89,026	$21,247	24%

Selling, general and administrative expense increased by $21.2 million, or 24%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to expanding our business development initiatives which drove higher staff related costs, increased professional services costs associated with our recent transition to large accelerated filer status, a $2.6 million increase in stock-based compensation and facility related expense.

Interest Income (Expense), Net

	Years Ended December 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Interest income (expense), net	$(4,248)	$(7,799)	$3,551	(46)%

Interest expense, net of interest income decreased by $3.6 million, or 46%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to an increase of interest income on marketable securities and money market funds, partially offset by increased interest expense on our floating rate term loan from Hercules.

Loss on Foreign Exchange

	Years Ended December 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Loss on foreign exchange	$(470)	$(4,435)	$3,965	(89)%

Loss on foreign exchange decreased by $4.0 million, or 89%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to our New Zealand intercompany loan denominated in New Zealand Dollar. On July 1, 2022, the Company determined the New Zealand intercompany loan was not expected to be repaid and started recording foreign exchange impact on this intercompany loan to foreign currency translation adjustments.

Change in Fair Value of Liability Classified Warrants

	Years Ended December 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Change in fair value of liability classified warrants	$—	$13,482	$(13,482)	(100)%

Change in fair value of liability classified warrants income was $13.5 million for the year ended December 31, 2022 as a result of the change in fair value of liability classified warrants assumed in connection with the Business Combination that were redeemed in January 2022. The Company had no liability classified warrants as of December 31, 2023.

Other Income (Expense), Net

	Years Ended December 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Other income (expense), net	$3,715	$1,010	$2,705	268%

Other income increased by $2.7 million, or 268%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to accretion of marketable securities purchased at a discount.

Benefit (Provision) for Income Taxes

	Years Ended December 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Benefit (provision) for income taxes	$(3,650)	$(2,998)	$(652)	22%

We recorded income tax expense of $3.7 million and 3.0 million for the years ended December 31, 2023 and 2022, respectively. The effective tax rate was (2.0)% for the year ended December 31, 2023, compared to (2.3)% for the year ended December 31, 2022. The effective tax rate differs from the federal statutory rate due primarily to a full valuation allowance against our U.S. deferred tax assets.

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

Cost of revenues increased by $127.9 million, or 199%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Launch Service cost of revenues was $67.6 million for the year ended December 31, 2022, an increase of $13.8 million, or 26%, primarily due to the higher launch cadence referenced above. Space systems cost of revenue was $124.4 million for the year ended December 31, 2022, an increase of $114.1 million, or 1,107%, primarily due to the acquisitions that closed in the fourth quarter of 2021 and first quarter of 2022. Cost of revenues were also impacted by an increase in stock-based compensation of $7.0 million. Cost of revenues for the year ended December 31, 2022 decreased to 91% of total revenue as compared to 103% during the for the year ended December 31, 2021.

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

Interest Income (Expense), Net

	Years Ended December 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Interest income (expense), net	$(7,799)	$(6,128)	$(1,671)	27%

Interest expense, net of interest income increased by $1.7 million, or 27%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to the $100.0 million borrowed on June 10, 2021 under the Hercules Capital Secured Term Loan, which bears (i) cash interest at the greater of (a) 8.15% or (b) 8.15% plus the prime rate minus 3.25% and (ii) payment-in-kind interest of 1.25% which is accrued and added to the outstanding principal balance.

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

Other income increased by $1.8 million, or 227%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

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

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, convertible senior notes, term note debt, equipment financing, research and development grant proceeds, and cash flows from the sale of our products and services. As of December 31, 2023, we had $162.5 million of cash and cash equivalents and $161.5 million of marketable securities. Our primary requirements for liquidity and capital are for investment in new products and technologies, the expansion of existing manufacturing facilities, working capital, debt service, acquisitions of complementary businesses, products or technologies and general corporate needs. Historically, these cash requirements have been met through the net proceeds we received through private sales of equity securities, borrowings under our credit facilities, net proceeds received in the Business Combination and payments received from customers.

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

Material Cash Requirements

As of December 31, 2023, we had outstanding $110.0 million in aggregate principal amount of indebtedness under our equipment financing agreement, of which $17.8 million was scheduled to become due in the following twelve months. As of December 31, 2023, our total minimum lease payments was $110.3 million, of which $10.3 million is due in the following twelve months. For details regarding our indebtedness and lease obligations at December 31, 2023, refer to Note 12, Loan Agreements, and Note 16, Leases, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our capital expenditures for the fiscal year ended December 31, 2023 were $54.7 million. Our future capital requirements will depend on many factors, including our launch cadence, traction in the market with our space systems offerings, the expansion of sales and marketing activities, the timing and extent of spending to support product development efforts, the introduction of new and enhanced products, the continuing market adoption of our products, the timing and extent of additional capital expenditures to invest in existing and new office spaces and the number of acquisitions of complementary businesses, products or technologies we pursue, if any. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued product innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.

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

Indebtedness

On December 29, 2023 (the “Effective Date”), the Company and certain of its subsidiaries (the “Subsidiaries”, together with the Company, the “Borrowers”), entered into a Master Equipment Financing Agreement (the “Loan Agreement”) with Trinity Capital, Inc., a Maryland corporation (the “Lender”) to provide financing for certain equipment and other property (the “Equipment”). The Loan Agreement provides that the Lender shall provide equipment financing in the aggregate of up to $120.0 million (the “Conditional Commitment”), with advances (“Draws”) to be made as follows: (i) $70 million on the Effective Date (the “Effective Date Draw”); and (ii) $40 million to be drawn on the Effective Date (the “Blanket Lien Draw”), with each of the Effective Date Draw and Blanket Lien Draw payable over sixty (60) months beginning January 2024, with the final payments due in January 2029. After the Blanket Lien Draw is repaid in full, Borrowers may make Draws as follows: (x) $30 million to be drawn in not more than three advances of at least $10 million each at the Borrowers’ option no later than the date that is 18 months after the Effective Date; and (y) $20 million to be drawn at Borrower’s option between January 1, 2025 and June 30, 2025 (such date, the “Termination Date”), subject to customary conditions.

The Company repaid the Hercules Capital Secured Term Loan with the proceeds from the Loan Agreement and Blanket Lien Draw. The monthly payment factors under the Loan Agreement and Blanket Lien Draw have a term of sixty (60) months and a rate factor of 0.022266.

As of December 31, 2023, there was $110.0 million principal outstanding under the Loan Agreement, of which $17.8 million is classified as current in the Company’s consolidated balance sheets, with the remainder classified as long-term borrowing.

On February 6, 2024, the Company completed the issuance of $355.0 million aggregate principal amount of its 4.250% convertible senior notes due 2029, and used a portion of the net proceeds from such issuance to pay off all obligations under the Blanket Lien Draw under the Loan Agreement in the amount of $38.8 million, which included principal, unpaid interest and legal fees. See Note 23, Subsequent Events to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Net cash provided by (used in):
Operating activities	$(98,867)	$(106,538)	$(71,791)
Investing activities	12,018	(346,079)	(92,134)
Financing activities	7,369	2,041	799,939
Effect of exchange rate changes	43	4,372	2,128
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(79,437)	$(446,204)	$638,142

Cash Flows from Operating Activities

Net cash used in operating activities was $98.9 million for the year ended December 31, 2023 consisted of $182.6 million in operating loss, of which $91.0 million were non-cash expense and $7.3 million in cash used in operating assets and liabilities. Included in the non-cash activities are $53.5 million in stock-based compensation expense and $29.7 million in depreciation and amortization. Included in the cash provided by operating assets and liabilities are $31.0 million in contract liabilities and $15.6 million in trade payables, offset by cash used in operating assets and liabilities including $15.6 million in inventory, $14.6 million in prepaids and other assets and $11.5 million in other non-current assets.

Cash Flows from Investing Activities

Cash provided by investing activities for the year ended December 31, 2023 of $12.0 million was primarily driven by $82.0 million of net cash related to purchases, maturities and sales of marketable securities and $3.7 million of net proceeds on disposal of assets, primarily related to the sale of a helicopter. Cash provided by investing activities was partially offset by capital equipment and infrastructure investments of $54.7 million and $19.0 million cash paid primarily in connection with the assets acquired from Virgin Orbit Holdings, Inc.. These investments included the purchases of equipment, including additive manufacturing or 3D printers and milling machines, and tenant improvements to support Neutron production and Space Systems infrastructure.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2023 of $7.4 million was primarily related to $7.7 million of net proceeds from our equity offerings which includes proceeds from sale of employees restricted stock units to cover taxes, stock options and employee stock purchase plan and applicable tax withholdings and payments and $1.0 million of net proceeds from the Loan Agreement and payoff of the Hercules Capital Secured Term Loan, offset by $1.0 million payment of contingent consideration related to the Planetary Space Corporation acquisition.

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
•
Expected volatility. Our shares have actively traded for a short period of time subsequent to the Business Combination, the volatility is based on the weighted average historical volatilities of our common stock and a pool of public companies that are comparable to us. Expected volatility represents the estimated volatility of the shares over the expected life of the options.
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

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging (“ASC 815”). For warrants that meet all the criteria for equity classification, the warrants are recorded as a component of additional paid-in capital at the time of issuance. We accounted for the warrants assumed in connection with the Business Combination in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our Consolidated Statements of Operations and Comprehensive Loss.

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

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar, and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar. The assets and liabilities of each of our subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date and operations accounts are translated using the average exchange rate for the relevant period. Increases and decreases in the relative value of the U.S. dollar to other currencies may positively or negatively affect revenue and other operating results as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains or losses due to transactions in foreign currencies are reflected in the consolidated statements of operations under the line item “Loss on foreign exchange.” Materially all of our revenues are denominated in U.S. dollars and we have not engaged in the hedging of foreign currency risk to date, although we may choose to do so in the future. As such, a 10% or greater move in exchange rates versus the U.S. dollar could have a material impact on our financial results and position.

Interest Rate Risk

As of December 31, 2023, we had cash and cash equivalents of $162.5 million, comprised primarily of operating accounts and money market instruments and $161.5 million invested in marketable securities, comprised of U.S. Treasury securities, corporate debt securities, certificates of deposit, asset backed securities, commercial paper and Yankee bonds. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Remediation of Previously Reported Material Weaknesses

As previously reported in Item 9A of our Annual Report on Form 10-K as of and for the year ended December 31, 2022, we previously identified material weaknesses related to systematic controls over segregation of duties for recording journal entries, limiting privileged-level access and change management for general IT systems at SolAero. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. At December 31, 2022 and for the period from acquisition through December 31, 2022, total assets and total revenues subject to SolAero’s internal control over financial reporting represented 14% and 38% of consolidated total assets and total revenues, as of and for the year ended December 31, 2022. Management has implemented a remediation plan for the following items:

•
systematic controls to ensure appropriate segregation of duties;
•
effective controls to limit privileged-level access; and
•
effective controls to test and approve changes to IT systems before changes are put into production environment.

These remediation efforts resulted in remediation of previously identified material weaknesses as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

We assessed, with the participation of our Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting as of the end of the fiscal quarter covered by this Annual Report on Form 10-K. Other than the remediation of previously identified material weaknesses described above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements

During the three months ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We expect to file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2024 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

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

The other information required by this Item is incorporated by reference from our 2024 Proxy Statement.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from our 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our 2024 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from our 2024 Proxy Statement.

The information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2024 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2024 Proxy Statement is incorporated herein by this reference.

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

3.1	Certificate of Incorporation of Rocket Lab USA, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Rocket Lab USA, Inc. on August 30, 2021).

3.2	Bylaws of Rocket Lab USA, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Rocket Lab USA, Inc. on August 30, 2021).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K filed on March 24, 2022).

4.2*	Lender Warrant dated December 29, 2023.

10.1‡	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed by Vector Acquisition Corporation on June 25, 2021).

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

10.16‡

Management Redemption Agreement, dated as of June 17, 2021 by and between Rocket Lab USA, Inc., Peter Beck, Adam Spice, and Shaun O’Donnell (incorporated by reference to Annex L to the proxy statement/prospectus filed by Vector Acquisition Corporation on July 21, 2021).

10.17+	Membership Interest Purchase Agreement with ASI Aerospace LLC dated October 12, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 12, 2021).

10.18+

Agreement and Plan of Merger, by and among Rocket Lab USA, Inc., Platinum Merger Sub, Inc., Planetary Systems Corporation, and Michael Whalen as shareholder representative, dated November 15, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 15, 2021).

10.19+	Rocket Lab USA, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 9, 2021).

10.20‡	Form of Restricted Stock Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on November 9, 2021).

10.21‡	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on November 9, 2021).

10.22‡	Form of Restricted Stock Award Agreement for Employees (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on November 9, 2021).

10.23‡	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on November 9, 2021).

10.24‡	Form of Non-Qualified Stock Option Agreement for Employees (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed on November 9, 2021).

10.25‡	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed on November 9, 2021).

10.26‡	Rocket Lab USA, Inc. Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on August 11, 2022).

10.27‡

Employment Agreement, dated April 11, 2022, between Rocket Lab USA, Inc. and Arjun Kampani (incorporated by reference to Exhibit 10.28 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed by Rocket Lab USA, Inc. on May 2, 2022).

10.28

Asset Purchase Agreement, dated May 23, 2023, by and among Virgin Orbit Holdings, Inc. (the “Seller”), each of the affiliates of the Seller listed on Schedule I thereto, and Rocket Lab USA, Inc., as the buyer (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 25, 2023).

10.29*	Master Equipment Financing Agreement, dated December 29, 2023, by and between Rocket Lab USA, Inc. and certain of its subsidiaries and Trinity Capital, Inc.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1*†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

97*	Rocket Lab Compensation Recovery Policy.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

None.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Rocket Lab USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rocket Lab USA, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition – Contracts with products and services – Refer to Note 2 to the Financial Statements

The Company has $245 million of total revenue for the year ended December 31, 2023, of which a portion is generated from contracts that include various combinations of products and services. These contracts may contain multiple performance obligations whereby the transaction price is allocated based on the standalone selling price of each performance obligation. Revenue is recognized when or as control transfers to the customer, either over time or at a point in time. Revenue recognition for these contracts requires management judgment to determine whether products and services qualify as separate performance obligations and whether control transfer to a customer over time.

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

/s/ Deloitte & Touche LLP

Los Angeles, California
February 28, 2024

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Rocket Lab USA, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Rocket Lab USA, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.

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

February 28, 2024

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND 2022

(in thousands, except share and per share values)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$162,518	$242,515
Marketable securities, current	82,255	229,276
Accounts receivable, net	35,176	36,572
Contract assets	12,951	9,451
Inventories	107,857	92,279
Prepaids and other current assets	66,949	52,201
Assets held for sale	9,016	—
Total current assets	476,722	662,294
Non-current assets:
Property, plant and equipment, net	145,409	101,514
Intangible assets, net	68,094	79,692
Goodwill	71,020	71,020
Right-of-use assets - operating leases	59,401	35,239
Right-of-use assets - finance leases	14,987	15,614
Marketable securities, non-current	79,247	9,193
Restricted cash	3,916	3,356
Deferred income tax assets, net	3,501	3,898
Other non-current assets	18,914	7,303
Total assets	$941,211	$989,123
Liabilities and Stockholders’ Equity
Current liabilities:
Trade payables	$29,303	$12,084
Accrued expenses	5,590	8,723
Employee benefits payable	16,342	8,634
Contract liabilities	139,338	108,344
Current installments of long-term borrowings	17,764	2,906
Other current liabilities	15,036	22,249
Total current liabilities	223,373	162,940
Non-current liabilities:
Long-term borrowings, excluding current installments	87,587	100,043
Non-current operating lease liabilities	56,099	34,266
Non-current finance lease liabilities	15,238	15,568
Deferred tax liabilities	426	95
Other non-current liabilities	3,944	3,005
Total liabilities	386,667	315,917
COMMITMENTS AND CONTINGENCIES (Note 17)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares: 2,500,000,000; issued and outstanding shares: 488,923,055 and 475,356,517 at December 31, 2023 and December 31, 2022, respectively	49	48
Additional paid-in capital	1,176,484	1,112,977
Accumulated deficit	(623,526)	(440,955)
Accumulated other comprehensive income	1,537	1,136
Total stockholders’ equity	554,544	673,206
Total liabilities and stockholders’ equity	$941,211	$989,123

The accompanying notes are an integral part of these consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(in thousands, except share and per share data)

	Years Ended December 31,
	2023	2022	2021
Revenues	$244,592	$210,996	$62,237
Cost of revenues	193,183	192,006	64,130
Gross profit (loss)	51,409	18,990	(1,893)
Operating expenses:
Research and development, net	119,054	65,168	41,765
Selling, general and administrative	110,273	89,026	58,395
Total operating expenses	229,327	154,194	100,160
Operating loss	(177,918)	(135,204)	(102,053)
Other income (expense):
Interest income (expense), net	(4,248)	(7,799)	(6,128)
Loss on foreign exchange	(470)	(4,435)	(567)
Change in fair value of liability classified warrants	—	13,482	(15,294)
Other income (expense), net	3,715	1,010	(798)
Total other income (expense), net	(1,003)	2,258	(22,787)
Loss before income taxes	(178,921)	(132,946)	(124,840)
Benefit (provision) for income taxes	(3,650)	(2,998)	7,520
Net loss	$(182,571)	$(135,944)	$(117,320)
Other comprehensive income (loss), net of tax:
Foreign currency translation income (loss)	(93)	600	253
Unrealized gain (loss) on available-for-sale marketable securities	494	(772)	—
Comprehensive loss	$(182,170)	$(136,116)	$(117,067)
Net loss per share attributable to Rocket Lab USA, Inc.:
Basic and diluted	$(0.38)	$(0.29)	$(0.56)
Weighted-average common shares outstanding:
Basic and diluted	481,768,060	466,214,095	209,895,135

The accompanying notes are an integral part of these consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(in thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
December 31, 2020	283,843,764	$274,960	78,410,162	$8	$19,920	$(187,691)	$1,055	$(166,708)
Net loss	—	—	—	—	—	(117,320)	—	(117,320)
Exercise of stock options	—	—	3,688,836	—	3,122	—	—	3,122
Stock-based compensation	—	—	—	—	33,108	—	—	33,108
Exercise of preferred stock warrants	817,981	—	—	—	6,514	—	—	6,514
Exchange of preferred stock warrants for common stock warrants	—	—	—	—	2,975	—	—	2,975
Conversion of public warrants for common stock	—	—	2,180	—	35	—	—	35
Conversion of redeemable convertible preferred stock to common stock	(284,661,745)	(274,960)	284,661,745	29	274,932	—	—	274,961
Issuance of stock for acquisition	—	—	853,306	—	11,568	—	—	11,568
Reverse recapitalization, net of transaction costs	—	—	81,685,363	8	649,932	—	—	649,940
Common stock issued upon exercise of warrants	—	—	878,887	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	253	253
December 31, 2021	—	—	450,180,479	45	1,002,106	(305,011)	1,308	698,448
Net loss	—	—	—	—	—	(135,944)	—	(135,944)
Issuance of common stock under equity plans	—	—	18,210,116	3	7,624	—	—	7,627
Stock-based compensation	—	—	—	—	58,403	—	—	58,403
Common stock issued upon exercise of Public and Private Warrants	—	—	4,554,830	—	44,844	—	—	44,844
Issuance of common stock for acquisitions	—	—	2,411,092	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(172)	(172)
December 31, 2022	—	—	475,356,517	48	1,112,977	(440,955)	1,136	673,206
Net loss	—	—	—	—	—	(182,571)	—	(182,571)
Issuance of common stock under equity plans	—	—	12,880,415	1	7,422	—	—	7,423
Stock-based compensation	—	—	—	—	51,403	—	—	51,403
Issuance of common stock warrants in connection with loan agreement	—	—	—	—	2,595	—	—	2,595
Issuance of common stock for acquisition	—	—	686,123	—	2,087	—	—	2,087
Other comprehensive income	—	—	—	—	—	—	401	401
December 31, 2023	—	$—	488,923,055	$49	$1,176,484	$(623,526)	$1,537	$554,544

The accompanying notes are an integral part of these consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(in thousands)

	Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(182,571)	$(135,944)	$(117,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,744	29,947	10,851
Stock-based compensation expense	53,461	55,649	32,557
(Gain) loss on disposal of assets	(111)	923	156
Loss on extinguishment of long-term debt	1,732	—	496
Amortization of debt issuance costs and discount	2,904	2,827	1,546
Noncash lease expense	5,787	3,199	2,010
Noncash (income) expense associated with liability-classified warrants	—	(13,482)	15,294
Change in the fair value of contingent consideration	1,343	—	—
Accretion of marketable securities purchased at a discount	(4,571)	(1,395)	—
Deferred income taxes	708	(576)	(9,979)
Changes in operating assets and liabilities:
Accounts receivable, net	1,452	(9,430)	(7,789)
Contract assets	(3,501)	(7,545)	1,816
Inventories	(15,562)	(25,964)	(12,072)
Prepaids and other current assets	(14,586)	(15,059)	(10,504)
Other non-current assets	(11,470)	(7,072)	(4,548)
Trade payables	15,585	(2,129)	(4,517)
Accrued expenses	(3,275)	(3,518)	3,074
Employee benefits payables	5,484	2,108	(326)
Contract liabilities	30,992	22,661	28,057
Other current liabilities	(7,563)	1,280	838
Non-current lease liabilities	(5,076)	(3,686)	(1,801)
Other non-current liabilities	227	668	370
Net cash used in operating activities	(98,867)	(106,538)	(71,791)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and software	(54,707)	(42,412)	(25,699)
Proceeds on disposal of assets, net	3,660	—	—
Cash paid for business combinations and asset acquisitions, net of acquired cash and restricted cash	(18,966)	(65,824)	(66,435)
Purchases of marketable securities	(207,266)	(259,567)	—
Maturities of marketable securities	269,204	21,724	—
Sale of marketable securities	20,093	—	—
Net cash provided by (used in) investing activities	12,018	(346,079)	(92,134)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options and public warrants	2,444	3,874	3,147
Proceeds from Employee Stock Purchase Plan	4,988	4,380	—
Proceeds from sale of employees restricted stock units to cover taxes	15,995	31,166	—
Minimum tax withholding paid on behalf of employees for restricted stock units	(15,722)	(31,164)	—
Tax payment for net settled option shares	—	(444)	—
Payment of contingent consideration	(1,000)	(5,500)	—
Finance lease principal payments	(336)	(271)	—
Proceeds from revolving line of credit	—	—	15,000
Proceeds from secured term loan	110,000	—	98,895
Repayments on secured term loan	(107,573)	—	—
Payment of debt issuance costs	(1,427)	—	—
Repayments on revolving line of credit	—	—	(15,000)
Proceeds from Business Combination and PIPE Investment, net of transaction costs	—	—	728,255
Repurchase of shares and options from management, net of amount recognized as compensation cost	—	—	(30,358)
Net cash provided by financing activities	7,369	2,041	799,939
Effect of exchange rate changes on cash and cash equivalents	43	4,372	2,128
Net increase (decrease) in cash and cash equivalents and restricted cash	(79,437)	(446,204)	638,142
Cash and cash equivalents, and restricted cash, beginning of period	245,871	692,075	53,933
Cash and cash equivalents, and restricted cash, end of period	$166,434	$245,871	$692,075

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(in thousands)

	Years Ended December 31,
	2023	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$15,553	$10,749	$3,991
Cash paid for income taxes	769	2,666	1,842
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unpaid purchases of property, equipment and software	2,796	1,865	938
Right-of-use assets obtained in exchange for new operating lease liabilities	30,396	9,140	3,916
Early termination of right-of-use assets	664	—	—
Net exercise of public and private warrants into common stock	—	44,739	—
Issuance of common stock for payment of accrued bonus	—	1,441	—
Issuance of common stock warrants in connection with Loan Agreement	2,595	—	—
Warrants assumed as part of Business Combination	—	—	48,149
Contingent consideration assumed at acquisitions	—	—	7,300
Issuance of common stock in connection with acquisition, at fair value	2,087	—	11,568
Prepaid expenses assumed as part of Business Combination	—	—	219
Accrued issuance costs in connection with Loan Agreement	641	—	—
Unpaid transaction costs	—	—	27

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

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

Restricted Cash

The Company considers restricted cash to include any cash that is legally restricted as to withdrawal or usage. The Company had $3,916 and $3,356 as of December 31, 2023 and 2022, respectively. The balance relates to collateral for letters of credit and money market accounts and is presented in restricted cash in the consolidated balance sheets.

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

Accounts Receivable, Net

Accounts receivables represent amounts billed and currently due from customers. The amounts are stated at their net estimated realizable value. The Company monitors collections and payments from its customers and maintains an allowance for doubtful accounts, which effective January 1, 2020, is based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar high-risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The allowance for credit losses as of December 31, 2023 and 2022, and the activity in this account, including the current-period provision for expected credit losses for the years ended December 31, 2023, 2022 and 2021, were not material.

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

Customer Financing

The Company records customer financing receivables net of any unamortized discounts and deferred incremental direct costs. Interest income and amortization of any discounts are recorded ratably over the related term of the note to interest income in the consolidated statements of operations and comprehensive loss.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property, plant equipment and intangible assets with estimable useful lives subject to depreciation and amortization. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of an asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. There was no impairment of long-lived assets during the years ended December 31, 2023, 2022 and 2021.

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

Any impairment loss is limited to the carrying amount of goodwill allocated to the reporting unit. There was no impairment of goodwill during the years ended December 31, 2023, 2022 and 2021.

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

Advertising costs are expensed as incurred and presented within selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2023, 2022 and 2021, advertising costs were not material.

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

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

Government Assistance

The Company is applying for tax credits related to a research and development tax incentive program with the New Zealand government effective from January 1, 2021. This tax incentive will reimburse up to 15% of the Company’s qualifying research and development costs incurred. The Company may recognize a grant receivable once eligible reimbursable research and development expenses are incurred and the Company determines that it is probable that it meets the conditions required for the program and that it will receive a grant. Any corresponding grant receivable will be presented within prepaids and other current assets and other non-current assets on the consolidated balance sheets. The Company recorded credits of $4,605, $6,998 and $2,563 during the years ended December 31, 2023, 2022 and 2021, respectively, which is presented within research and development, net in consolidated statements of operations and comprehensive loss. As of December 31, 2023 and 2022, government grant receivables includes $5,417 and $1,443, respectively, related to this program. As of December 31, 2023 and 2022, other non-current assets includes $4,739 and $5,873, respectively, related to this program.

The Company has various research government assistance awards from the Air Force Research Laboratory in connection with solar technology. The Company recorded credits of $1,810 and $4,433 during the years ended December 31, 2023 and 2022 in connection with these awards, which is presented within research and development, net in consolidated statements of operations and comprehensive loss.

The Company entered into an agreement with the U.S. Space Force’s Space Systems Command for development of the Neutron launch vehicle’s upper stage during the year ended 2021. The Company recorded credits of $20,339, $3,618 and $393 in connection with this award during the years ended December 31, 2023, 2022 and 2021, respectively, which is presented within research and development, net in consolidated statements of operations and comprehensive loss. As of December 31, 2023, government grant receivables includes $682, related to this program.

The Company applied for the employee retention credit under the CARES Act during the year ended December 31, 2023. The Company recorded credits of $2,130, $631 and $1,080 during the year ended December 31, 2023, which is presented within cost of revenues, research and development, net and selling, general and administrative, respectively, in consolidated statements of operations and comprehensive loss. As of December 31, 2023, government grant receivables includes $3,841, related to the employee retention credit.

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
•
Expected volatility. The Company’s shares have actively traded for a short period of time subsequent to the Business Combination, the volatility is based on the weighted average historical volatilities of the Company and a pool of public companies that are comparable to the Company. Expected volatility represents the estimated volatility of the shares over the expected life of the options.
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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging (“ASC 815”). For warrants that meet all the criteria for equity classification, the warrants are recorded as a component of additional paid-in capital at the time of issuance. The Company accounted for warrants assumed in connection with the Business Combination in accordance with the guidance contained in ASC 815, Derivatives and Hedging, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classified the warrants as liabilities at their fair value and adjusted the warrants to fair value at each reporting period. This liability was subject to re-measurement at each balance sheet date until exercised, and any change in fair value was recognized in the Consolidated Statements of Operations and Comprehensive Loss.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. It requires a public entity to disclose the title and position of the Chief Operating Decision Maker. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company is assessing the potential impact of adopting the ASU on its financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company is assessing the potential impact of adopting the ASU on its financial statements.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

3.
REVENUES

The Company disaggregates revenue by reportable segment and revenue recognition pattern, as it believes these categories best depicts how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors. The following tables provide information about disaggregated revenue and a reconciliation of the disaggregated revenue during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31, 2023
	Launch	Space
	Services	Systems	Total
Revenues by recognition model
Point-in-time	$71,131	$46,704	$117,835
Over-time	763	125,994	126,757
Total revenue by recognition model	$71,894	$172,698	$244,592

	Year Ended December 31, 2022
	Launch	Space
	Services	Systems	Total
Revenues by recognition model
Point-in-time	$60,200	$61,141	$121,341
Over-time	485	89,170	89,655
Total revenue by recognition model	$60,685	$150,311	$210,996

	Year Ended December 31, 2021
	Launch	Space
	Services	Systems	Total
Revenues by recognition model
Point-in-time	$36,576	$12,578	$49,154
Over-time	2,395	10,688	13,083
Total revenue by recognition model	$38,971	$23,266	$62,237

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

The following table presents the balances related to enforceable contracts as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Contract balances
Accounts receivable, net	$35,176	$36,572
Contract assets	12,951	9,451
Contract liabilities	(139,338)	(108,344)

Changes in contract liabilities were as follows:

	2023	2022	2021
Contract liabilities, beginning of year	$108,344	$59,749	$26,132
Contract liabilities assumed at acquisition	—	26,014	5,560
Customer advances received or billed	137,158	96,206	41,614
Recognition of unearned revenue	(106,164)	(73,625)	(13,557)
Contract liabilities, end of year	$139,338	$108,344	$59,749

The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior years during the years ended December 31, 2023, 2022 and 2021 was not material.

Backlog

The Company’s backlog represents the estimated transaction prices on performance obligations to the Company’s customers for which work remains to be performed. The amount of backlog increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of backlog when an enforceable agreement has been reached. Remaining backlog totaled $1,046,126 as of December 31, 2023, of which approximately 41% is expected to be recognized within 12 months, with the remaining 59% to be recognized beyond 12 months.

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

As of December 31, 2023, the Company had $3,733 customer financing in prepaid and other currents assets and $13,533 customer financing receivable in other non-current assets on the condensed consolidated balance sheets. Customer financing interest income for the year ended December 31, 2023 was $371.

4.
BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

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

Compensation Arrangements

In connection with the acquisition, the Company deposited $12,015 with an escrow agent pursuant to the ASI Purchase Agreement for key ASI employees which was included in prepaid and other current assets and other non-current assets on the Company’s consolidated balance sheet. The employees had to be employed with the Company through each vesting date to be eligible to receive the performance reserve payments, and non-vested payments would be forfeited if employment with the Company ceases. The performance reserve vested quarterly beginning with January 1, 2022 through October 1, 2023. In addition, under the agreement, the Company made payments for a partial tax gross up. Due to the continuing employment requirement of the performance reserve, the costs associated with the performance reserve are recognized as post-combination compensation expense primarily recognized in operating expenses in the consolidated statements of operations and comprehensive loss.

The Company recognized $5,457, $7,579 and $1,895 in connection with the performance reserve payments during the years ended December 31, 2023, 2022 and 2021, respectively.

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

Acquisition Consideration

The acquisition-date consideration transferred consisted of cash of $43,152, 729,375 shares of the Company’s common stock valued at $11,568 and holdback payable of $1,000. The purchase agreement also includes an additional potential earn out payment of up to 956,023 shares of the Company’s common stock based on achievement of certain performance metrics for the business in its fiscal year ending December 31, 2022 and 2023. The contingent consideration, to be paid in common stock, was classified as a liability and included in other non-current liabilities on the Company’s consolidated balance sheet. To estimate the fair value of the contingent consideration liability, management valued the earn-out based on the likelihood of reaching targets contained in the purchase agreement. At the acquisition date, the fair value of the contingent consideration payable was determined to be $1,800. On July 13, 2023, the Company paid out 314,324 shares of the Company’s common stock with a fair value of $2,087, in connection with the earn out for fiscal year ending December 31, 2022. At December 31, 2023, the fair value of the contingent consideration payable was determined to be $1,056.

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

Compensation Arrangements

In connection with the acquisition, the Company issued 1,720,841 shares of the Company’s common stock to the seller upon closing of the acquisition, of which 991,466 shares are held by key PSC employees. The shares were subject to a holdback agreement which restricted the transferability of the shares. The Company’s repurchase right lapsed in eight equal quarterly installments over the two-year period subsequent to the acquisition date as the seller continued to provide service as an employee, such that at the end of the two-year period following the acquisition date, the shares were fully transferable, and the Company no longer have a right to repurchase the shares. Therefore, the shares were accounted for as post-combination compensation expense for services as an employee over the two-year vesting period following the acquisition date. Due to the continuing employment requirement of the shares issued upon closing of the transaction and the earnout shares, the costs associated with the shares were recognized as post-combination compensation expense recognized in operating expenses in the consolidated statements of operations and comprehensive loss.

The Company recognized $6,433, $8,577 and $715 of stock-based compensation during the years ended December 31, 2023, 2022 and 2021 in connection with the holdback agreement shares, respectively.

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

Year Ended December 31,	As Reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
2023
Revenues	$244,592	$—	$244,592
Net loss	(182,571)	—	(182,571)
2022
Revenues	$210,996	$2,454	$213,450
Net loss	(135,944)	(1,062)	(137,006)
2021
Revenues	$62,237	$102,755	$164,992
Net loss	(117,320)	(7,139)	(124,459)

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

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

5.
CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents and marketable securities consisted of the following as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Cash and cash equivalents	$162,518	$242,515
Marketable securities, current	82,255	229,276
Marketable securities, non-current	79,247	9,193
Total cash and cash equivalents and marketable securities	$324,020	$480,984

As of December 31, 2023, cash equivalents and marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market accounts	$121,491	$—	$—	$121,491	$121,491	$—
Certificates of deposit	24,580	12	(2)	24,590	—	24,590
Commercial paper	10,480	6	(2)	10,484	—	10,484
Corporate debt securities	52,860	28	(49)	52,839	—	52,839
Yankee bonds	2,669	7	—	2,676	—	2,676
U.S. Treasury securities	57,841	—	(308)	57,533	—	57,533
Mortgage- and asset-backed securities	13,349	39	(8)	13,380	—	13,380
Total	$283,270	$92	$(369)	$282,993	$121,491	$161,502

The following table presents the Company’s cash equivalents and marketable securities with unrealized losses by investment category and the length of time the cash equivalents and marketable securities have been in a continuous loss position as of December 31, 2023:

	Less than 12 Months		In Loss Position for Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$9,249	$(2)	$—	$—	$9,249	$(2)
Commercial paper	2,867	(2)	—	—	2,867	(2)
Corporate debt securities	26,333	(38)	1,239	(11)	27,572	(49)
U.S. Treasury securities	57,533	(308)	—	—	57,533	(308)
Mortgage- and asset-backed securities	2,177	(1)	2,297	(7)	4,474	(8)
Total	$98,159	$(351)	$3,536	$(18)	$101,695	$(369)

The Company has not observed a significant deterioration in credit quality of these securities, which are highly rated with moderate to low credit risk. Declines in value are largely attributable to current global economic conditions. The securities continue to make timely principal and interest payments, and the fair values are expected to recover as they approach maturity. The Company does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell the securities, before the respective recoveries of their amortized cost bases, which may be maturity. As of December 31, 2023, the Company had not recognized an allowance for credit losses on any marketable securities in an unrealized loss position.

The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of December 31, 2023:

	Amortized Cost	Fair Value
Due within one year	$203,770	$203,746
Due within one to two years	79,500	79,247
Total	$283,270	$282,993

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

6.
FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2023 and 2022, the following financial assets and liabilities are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$121,491	$—	$—	$121,491
Marketable securities, current:
Certificates of deposit	—	24,590	—	24,590
Commercial paper	—	10,484	—	10,484
Corporate debt securities	—	41,871	—	41,871
Yankee bonds	—	2,676	—	2,676
U.S. Treasury securities	2,633	—	—	2,633
Marketable securities, non-current
Corporate debt securities	—	10,968	—	10,968
U.S. Treasury securities	54,900	—	—	54,900
Mortgage- and asset-backed securities	—	13,380	—	13,380
Total	$179,024	$103,969	$—	$282,993
Liabilities:
Other non-current liabilities:
Contingent consideration	$—	$—	$1,056	$1,056
Total	$—	$—	$1,056	$1,056

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$204,027	$—	$—	$204,027
Commercial paper	—	4,980	—	4,980
Corporate debt securities	—	3,459	—	3,459
Marketable securities, current:
Certificates of deposit	—	52,713	—	52,713
Commercial paper	—	71,885	—	71,885
Corporate debt securities	—	62,316	—	62,316
Yankee bonds	—	4,768	—	4,768
U.S. Treasury securities	7,508	—	—	7,508
U.S. government agency bonds	30,086	—	—	30,086
Marketable securities, non-current
Corporate debt securities	—	1,231	—	1,231
Mortgage- and asset-backed securities	—	7,962	—	7,962
Total	$241,621	$209,314	$—	$450,935
Liabilities:
Other non-current liabilities:
Contingent consideration	$—	$—	$1,800	$1,800
Total	$—	$—	$1,800	$1,800

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

There were no transfers between fair value measurement levels during the years ended December 31, 2023 and 2022. There were no warrant liabilities measured at fair value using level three for the year ended December 31, 2023 and 2022. The change in the warrant liabilities measured at fair value using level three unobservable inputs is as follows for the year ended December 31, 2021:

Balance, at January 1, 2021	3,899
Cost of warrants vesting during the period	352
Change in fair value included in earnings	5,238
Exercise of warrants to purchase Legacy Rocket Lab Series C and D preferred stock	(6,514)
Exchange of warrants to purchase Legacy Rocket Lab Series B preferred stock to common stock warrants	(2,975)
Balance, at December 31, 2021	$—

7.
INVENTORIES

Inventories as of December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
Raw materials	$45,062	$33,376
Work in process	53,628	50,661
Finished goods	9,167	8,242
Total inventories	$107,857	$92,279

8.
PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets as of December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
Prepaid expenses and deposits	$48,031	$43,126
Government grant receivables	9,940	1,443
Customer financing receivables	3,733	—
Other current assets	5,245	7,632
Total prepaids and other current assets	$66,949	$52,201

9.
ASSETS HELD FOR SALE

In the first quarter of 2023, the Company updated its Electron recovery strategy by completing a marine recovery, which we believe will be a more effective and financially viable type of recovery. As a result, the Company has ceased mid-air rocket booster recovery and began the sale process of two helicopters. As of March 31, 2023, the Company’s two helicopters met the held for sale criteria and the Company ceased depreciating these assets.

On October 18, 2023, the Company sold one of the Company’s held for sale helicopters to a purchaser unaffiliated with the Company, for $3,900 before closing costs. The Company recognized a gain on sale of assets of $1,094.

As of December 31, 2023, the Company’s remaining helicopter continued to be classified as held for sale with a carrying amount of $9,016.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

10.
PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, as of December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
Buildings and improvements	$59,730	$36,493
Machinery, equipment, vehicles and office furniture	82,973	54,300
Computer equipment, hardware and software	11,624	7,517
Launch site assets	14,193	12,822
Construction in process	25,999	26,771
Property, plant and equipment—gross	194,519	137,903
Less accumulated depreciation and amortization	(49,110)	(36,389)
Property, plant and equipment—net	$145,409	$101,514

Depreciation expense recorded in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2023, 2022 and 2021 consisted of the following:

	Years Ended December 31,
Depreciation expense	2023	2022	2021
Cost of revenues	$8,481	$12,867	$4,608
Research and development	4,700	1,981	585
Selling, general and administrative	2,226	1,310	2,337
Total depreciation expense	$15,407	$16,158	$7,530

11.
GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The following table presents the changes in the carrying amount of goodwill for the Space Systems reportable segment for the years ended December 31, 2023 and 2022:

Balance at December 31, 2021	$43,308
Acquisition	25,902
Measurement period adjustment	1,810
Balance at December 31, 2022	71,020
Balance at December 31, 2023	$71,020

Intangible Assets

The components of intangible assets consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Developed Technology	$56,065	$(16,649)	$39,416
Capitalized software	11,690	(7,454)	4,236
Customer relationships	16,135	(3,234)	12,901
Trademarks and tradenames	10,106	(1,789)	8,317
Backlog	3,491	(3,366)	125
Other	1,222	(423)	799
Indefinite-Lived Intangible Assets
In-process Technology	2,300	—	2,300
Total	$101,009	$(32,915)	$68,094

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

Amortization expense recorded in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2023, 2022 and 2021, respectively consisted of the following:

	Years Ended December 31,
	2023	2022	2021
Cost of revenues	$7,106	$5,144	$559
Research and development	90	3,449	2,088
Selling, general and administrative	5,904	4,634	674
Total amortization expense	$13,100	$13,227	$3,321

The following table outlines the estimated future amortization expense related to finite-lived intangible assets held as of December 31, 2023:

2024	$12,323
2025	9,447
2026	9,256
2027	8,278
2028	7,322
Thereafter	19,168
Total	$65,794

12.
LOAN AGREEMENTS

Trinity Master Equipment Financing Agreement

On December 29, 2023 (the “Effective Date”), the Company and certain of its subsidiaries (the “Subsidiaries”, together with the Company, the “Borrowers”), entered into a Master Equipment Financing Agreement (the “Loan Agreement”) with Trinity Capital, Inc., a Maryland corporation (the “Lender”) to provide financing for certain equipment and other property (the “Equipment”). The Loan Agreement provides that the Lender shall provide equipment financing in the aggregate of up to $120,000 (the “Conditional Commitment”), with advances (“Draws”) to be made as follows: (i) $70,000 on the Effective Date (the “Effective Date Draw”); and (ii) $40,000 to be drawn on the Effective Date (the “Blanket Lien Draw”), with each of the Effective Date Draw and Blanket Lien Draw payable over sixty (60) months beginning January 2024, with the final payments due in January 2029. After the Blanket Lien Draw is repaid in full, Borrowers may make Draws as follows: (x) $30,000 to be drawn in not more than three advances of at least $10,000 each at the Borrowers’ option no later than the date that is 18 months after the Effective Date; and (y) $20,000 to be drawn at Borrower’s option between January 1, 2025 and June 30, 2025 (such date, the “Termination Date”), subject to customary conditions.

The Company repaid the Hercules Capital Secured Term Loan (see below) with the proceeds from the Loan Agreement and Blanket Lien Draw. The monthly payment factors under the Loan Agreement and Blanket Lien Draw have a term of sixty (60) months and a rate factor of 0.022266. In connection with the Loan Agreement, the Company issued warrants to Lender to acquire 728,835 shares of the Company’s common stock at an exercise price of $4.87 per share (see Note 13).

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

As of December 31, 2023, there was $110,000 outstanding under the Loan Agreement, before unamortized discount and debt issuance costs of $4,649, of which $17,764 is classified as current in the Company’s consolidated balance sheets, with the remainder classified as long-term borrowing. As of December 31, 2023, the effective interest rate under the Loan Agreement was 14.4%. The Company is required to pay an end of term charge of $700 upon repayment of the Effective Date Draw.

The future principal payments under the Loan Agreement as of December 31, 2023 were as follows:

2024	$17,764
2025	18,969
2026	21,470
2027	24,301
2028	27,496
Total	$110,000

Hercules Capital Secured Term Loan

On June 10, 2021, the Company entered into a $100,000 secured term loan agreement with Hercules Capital, Inc. (the “Hercules Capital Secured Term Loan”) and borrowed the full amount under the secured term loan agreement. The term loan had a maturity date of June 1, 2024 and was secured by substantially all of the assets of the Company. Payments due for the term loan were interest-only until the maturity date with interest payable monthly in arrears. The outstanding principal bore (i) cash interest at the greater of (a) 8.15% or (b) 8.15% plus the prime rate minus 3.25% and (ii) payment-in-kind interest of 1.25% which was accrued and added to the outstanding principal balance. Prepayment of the outstanding principal was permitted under the loan agreement and subject to certain prepayment fees. On June 10, 2021, in connection with the secured term loan, the Company paid an initial facility charge of $1,000. On December 29, 2023, the Company was required to pay an end of term charge of $3,250 upon repayment of the loan.

In connection with the $100,000 Hercules Capital Secured Term Loan, the Company repaid the $15,000 advance under the Revolving Line and Term Loan Line and terminated the Loan and Security Agreement (see below).

On December 29, 2023, a portion of the proceeds from the Effective Date Draw and the Blanket Lien Draw were used to pay off all obligations owing pursuant to the Hercules Capital Secured Term Loan, resulting in a loss on extinguishment of debt of $1,732 for the year ended December 31, 2023. The Hercules Capital Secured Term Loan was terminated.

Revolving Line and Term Loan Line

On December 23, 2020, the Company entered into a Loan and Security Agreement “(the Loan and Security Agreement”) with Silicon Valley Bank (“SVB”) for a maximum of $35,000 in financing and issued SVB warrants to purchase 121,689 shares of common stock at a price of $1.28 per share (see Note 13). The $35,000 could be drawn upon utilizing the Revolving Line and Term Loan Line (the “Revolving Line and Term Loan Line”) subject to certain terms and conditions. On May 13, 2021, the Company borrowed $15,000 as a Term Loan advance under its Loan and Security Agreement. On June 10, 2021, the Company repaid the $15,000 as a Term Loan advance under its Loan and Security Agreement upon funding of the Hercules Capital Secured Term Loan and the Revolving Line was closed.

13.
WARRANTS

Equity Classified Common Stock Warrants

In connection with the Loan Agreement, the Company also issued to Lender a warrant (“Warrant”), dated December 29, 2023, to purchase up to 728,835 shares of the Company’s common stock, at an exercise price of $4.87 per share, payable in cash or on a cashless basis according to the formula set forth in the Warrant. The exercise price of the Warrant and the number of shares issuable upon exercise of the Warrant are subject to adjustments for stock splits, combinations, stock dividends or similar events. The Warrant is exercisable until December 29, 2027. The Warrant also provides for an automatic cashless exercise upon expiration if the value of one share of the Company’s common stock is greater than the exercise price of the warrant.

The warrants were classified as equity in accordance with ASC 480, Distinguishing Liabilities from Equity, as the agreements provide for the settlement of the instruments in shares of common stock. The proceeds from the Loan Agreement were allocated to the loan and warrants based on the relative fair value at inception, resulting in a reduction to the loan amount and amortized to interest expense over the term of the loan. The warrants are recognized as additional paid-in capital, a component of equity in the consolidated balance sheets.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

The following assumptions were used in the Black-Sholes pricing model calculation for the Warrant issued:

Share price	$5.53
Strike price	$4.87
Expected volatility	82.0%
Risk-free interest rate	3.85%
Expected life (years)	4.0
Dividend rate	None

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

14.
STOCK-BASED COMPENSATION

Equity Incentive Plans

The Company has a single active equity incentive plan, the Rocket Lab 2021 Stock Option and Incentive Plan (the “2021 Plan”), with the objective of attracting and retaining available employees and directors by providing stock-based and other performance-based compensation. The 2021 Plan provides for the grant of equity awards to officers, employees, directors and other key employees as well as service providers which include incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards, restricted stock units or any combination of the foregoing any of which may be performance based, as determined by the Company’s Compensation Committee. An aggregate of 59,875,000 shares were initially reserved for the issuance of awards under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan automatically increases each January 1, beginning on January 1, 2022, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. The Company was authorized to issue up to 97,957,602 shares of common stock as equity awards to participants under the 2021 Plan as of December 31, 2023. There were 82,961,729 shares of common stock available for grant as of December 31, 2023.

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

Total stock-based compensation recorded in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2023, 2022 and 2021 consisted of the following:

	Years Ended December 31,
Stock-based compensation	2023	2022	2021
Cost of revenues	$12,521	$17,948	$10,996
Research and development	21,721	21,127	9,973
Selling, general and administrative	19,219	16,574	11,588
Total stock-based compensation expense	$53,461	$55,649	$32,557

Options

Options issued to all optionees under the 2013 Plan vest over four years from the date of issuance (or earlier vesting start date, as determined by the board of directors) as follows: 25% on the first anniversary of date of grant and the remaining vest monthly over the remaining vesting term. All options had vested as of December 31, 2023.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

The following summarizes the stock option activity of the 2013 Plan for the years ended December 31, 2023, 2022 and 2021:

	Options to Purchase Common Stock	Weighted- Average Exercise Price per Share	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contract Life (In Years)	Aggregate Intrinsic Value
Outstanding — at January 1, 2021	22,088,726	$1.03	$0.53	7.12	$85,853
Exercised	(3,708,786)	1.00	0.51	4.32	41,822
Forfeited	(857,579)	1.21	0.60	0.01	9,131
Expired	(177,033)	1.16	0.31	—	1,969
Outstanding — at December 31, 2021	17,345,328	$1.03	$0.54	6.03	$195,111
Exercised	(3,887,435)	1.02	0.51	1.93	10,687
Forfeited	(200,173)	1.22	0.71	—	510
Outstanding — at December 31, 2022	13,257,720	$1.03	$0.53	5.18	$36,306
Exercised	(2,623,282)	0.93	0.47	0.86	12,072
Forfeited	(7,556)	1.42	0.78	—	31
Expired	(75,596)	1.22	0.72	—	326
Outstanding — at December 31, 2023	10,551,286	$1.06	$0.53	4.32	47,210
Options vested and exercisable — at December 31, 2023	10,551,286	$1.06	$0.53	4.32	$47,210
Options vested and exercisable — at December 31, 2022	13,185,026	$1.03	$0.53	5.18	$36,134
Options vested and exercisable — at December 31, 2021	15,112,440	$1.01	$0.52	5.90	$170,320

Restricted Stock Units — During the years ended December 31, 2023, 2022 and 2021, the Company granted 11,269,200, 14,455,901 and 6,542,426 performance-based restricted stock units and restricted stock units, respectively, to certain key employees pursuant to the 2013 Plan and 2021 Plan. Performance-based restricted stock units granted in 2021 are subject to both a time-based service vesting condition and a performance-based vesting condition, both of which must be satisfied before the restricted stock units will be deemed vested. The time-based service vesting condition is generally satisfied over periods of approximately four years as the employees provide service. The performance-based vesting condition is only satisfied upon a sale event (e.g., (i) liquidation of the Company, (ii) sale of all or substantially all of the assets of the Company, (iii) a merger, reorganization or consolidation pursuant to which the holders of the Company’s outstanding voting power immediately prior to such transaction do not own a majority of the outstanding voting power of the surviving or resulting entity) or the Company’s initial public offering. The performance-based vesting condition was deemed to have been satisfied in connection with the Business Combination, and the performance-based restricted stock units granted in 2021, 2022 and 2023 are now vesting solely based on time.

Upon consummation of the Business Combination, it became probable that the performance condition for the performance-based restricted stock units would be satisfied. Accordingly, the Company recognized $26,987 of stock-based compensation expense related to these awards during the year ended December 31, 2021.

As of December 31, 2023, the total unrecognized compensation expense related to unvested performance-based restricted stock units granted under the 2013 Plan and 2021 Plan was $77,361 and will be recognized upon vesting.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

The following summarizes the performance-based restricted stock unit activity of the Plan for the years ended December 31, 2023, 2022 and 2021:

	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding — at January 1, 2021	11,831,055	$1.33
Granted	6,542,426	9.68
Forfeited	(1,426,559)	2.10
Outstanding — at December 31, 2021	16,946,922	4.49
Granted	14,455,901	5.97
Released	(13,264,758)
Forfeited	(1,451,848)	6.33
Outstanding — at December 31, 2022	16,686,217	5.94
Granted	11,269,200	4.76
Released	(8,887,903)
Forfeited	(2,729,675)	6.01
Outstanding — at December 31, 2023	16,337,839	$5.48
Units expected to vest — at December 31, 2023	16,337,839	$5.48
Units expected to vest — at December 31, 2022	16,686,217	$5.94
Units expected to vest — at December 31, 2021	16,946,922	$4.49

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

During the years ended December 31, 2023 and 2022, 1,369,604 and 1,106,958 shares of common stock were issued under the 2021 ESPP. No shares were issued under the 2021 ESPP during the year ended December 31, 2021. As of December 31, 2023, 16,768,828 shares remain available for issuance under the 2021 ESPP. Total ESPP stock-based compensation recorded in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023, 2022 and 2021 was $2,399, $3,693 and $338, respectively. As of December 31, 2023, the total unrecognized compensation expense related to the 2021 ESPP was $1,774 and will be recognized over the remaining offering period.

15.
EMPLOYEE BENEFITS

Defined Contribution Plans

The Company’s 401(k) Savings and Retirement Plan covers any eligible employee on the active payroll of the Company. The Company’s contributions were approximately $2,427, $1,520 and $441 during the years ended December 31, 2023, 2022 and 2021, respectively. The Company’s contributions consist of matching contributions, and non-elective contributions on behalf of employees.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

16.
LEASES

The Company has operating and finance leases for properties, vehicles and equipment. The Company’s operating and finance leases have remaining lease terms of less than one year to twenty-seven years, some of which include options to extend the lease term, and some of which include options to terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

Supplemental balance sheet information related to leases as of December 31, 2023 and 2022 were as follows:

		December 31,
Liabilities	Presentation	2023	2022
Current:
Operating lease liabilities	Other current liabilities	$5,276	$3,388
Finance lease liabilities	Other current liabilities	329	336
Total lease liabilities, current		5,605	3,724
Non-current:
Operating lease liabilities	Non-current operating lease liabilities	56,099	34,266
Finance lease liabilities	Non-current finance lease liabilities	15,238	15,568
Total lease liabilities, non-current		71,337	49,834
Total lease liabilities		$76,942	$53,558

The Company does not separate non-lease components for the purposes of measuring our lease liabilities and assets. The components of lease expense were as follows during the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
Operating lease costs:
Operating lease costs	$7,164	$5,107	$3,356
Amortization of favorable lease	610	—	—
Total operating lease costs:	$7,774	$5,107	$3,356
Finance lease costs:
Depreciation of right-of-use assets	$627	$562	$—
Interest on lease liabilities	967	900	—
Total finance lease costs	$1,594	$1,462	$—

Cash paid for amounts included in the measurement of lease liabilities:

	Years Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,581	$4,558	$3,051
Operating cash flows from finance leases	967	900	—
Finance cash flows from finance leases	336	271	—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$30,396	$9,140	$3,916

The weighted average remaining lease term related to operating leases was 9.8 years and 10.0 years as of December 31, 2023 and 2022, respectively. The weighted average discount rate related to operating leases was 6.4% and 5.4% as of December 31, 2023 and 2022, respectively. The weighted average remaining lease term related to finance leases was 18.3 years and 19.1 years as of December 31, 2023 and 2022. The weighted average discount rate related to finance leases was 6.2% as of December 31, 2023 and 2022.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

The following is a schedule of the future minimum operating and finance lease payments by year as of December 31, 2023:

	Operating Leases	Finance Leases
2024	$8,985	$1,278
2025	9,372	1,201
2026	9,366	1,231
2027	9,024	1,262
2028	8,095	1,293
Thereafter	38,375	20,824
Total lease payments	83,217	27,089
Less imputed interest	(21,842)	(11,522)
Total	$61,375	$15,567

17.
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

Other Commitments

The Company has commitments under its lease obligations (Note 16).

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

The provision for contract losses outstanding as of December 31, 2023, which primarily is related to the solar panel module agreement, was $8,047 included in other current liabilities in the Company’s consolidated balance sheets.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

18.
INCOME TAXES

The components of the pretax loss for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Years Ended December 31,
	2023	2022	2021
Domestic	$(205,334)	$(186,121)	$(132,585)
Foreign	26,413	53,175	7,745
Loss before provision for income taxes	$(178,921)	$(132,946)	$(124,840)

The provision (benefit) for income taxes for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	(18)	(39)	2
Foreign	3,270	3,802	2,377
Total current provision	3,252	3,763	2,379
Deferred:
Federal	114	(2,073)	(5,957)
State	452	(173)	(339)
Foreign	(168)	1,481	(3,603)
Total deferred provision	398	(765)	(9,899)
Provision (benefit) for income taxes	$3,650	$2,998	$(7,520)

The following is a reconciliation of the U.S. federal statutory federal income tax rate to our effective tax rate (in percentages):

	Years Ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
Adjustments for tax effects of:
State taxes, net of federal benefit	3.2%	8.3%	1.2%
Transaction costs	—%	1.4%	(0.2)%
Permanent differences and other	0.4%	(0.3)%	(0.6)%
Uncertain tax positions	(0.7)%	(2.1)%	—%
Warrants	—%	2.1%	(1.9)%
Stock-based compensation	(0.5)%	6.5%	1.9%
Other adjustments to deferred taxes	1.7%	—%	—%
Increase in valuation allowance	(27.1)%	(39.2)%	(15.4)%
(Benefit) provision for income taxes	(2.0)%	(2.3)%	6.0%

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows :

	December 31,
	2023	2022
Deferred tax assets:
Accrued expenses	$2,434	$2,031
Inventories	1,536	1,461
Deferred revenue	22,293	15,361
Lease liability	20,394	14,064
Stock compensation	4,428	5,341
Interest expense	4,291	4,039
Net operating losses	87,946	75,765
Tax credits	4,768	870
Reserves	2,298	4,285
Capitalized research	52,019	26,953
Other	462	885
Total deferred tax assets	202,869	151,055
Valuation allowance	(173,441)	(125,033)
Total deferred tax assets, net	29,428	26,022
Deferred tax liabilities:
Right of use asset	(19,232)	(13,313)
Depreciation and amortization	(6,402)	(7,296)
Other	(719)	(1,609)
Total deferred tax liabilities	(26,353)	(22,218)
Net deferred tax assets	$3,075	$3,804

A valuation allowance is recognized against deferred tax assets if it is more-likely-than-not that the deferred tax asset will not be realized. Because of the Company’s recent history of operating losses in the U.S., we have recorded a full valuation allowance against our U.S. deferred tax assets. As of December 31, 2023 and 2022, we recorded valuation allowances of $173,441 and $125,033, respectively. In 2023, the net increase in our valuation allowance primarily resulted from losses from operations.

For the years ending December 31, 2023 and 2022, the Company recorded a U.S. federal and state income tax benefit totaling $0 and $2,228, respectively, for the decrease in its valuation allowance relating to the acquisition of deferred tax liabilities in business combinations.

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

The reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022
Balance at beginning of year	$3,560	$835
Increase related to prior year tax positions	—	1,121
Decrease related to prior year tax positions	—	(35)
Increase related to current year tax position	1,327	1,639
Balance at end of year	$4,887	$3,560

As of December 31, 2023 and 2022, the Company has unrecognized tax benefits totaling $4,087 and $2,760, respectively, which, if recognized, would impact the effective tax rate in future periods.

As of December 31, 2023, the Company anticipates that $3,947 of uncertain tax positions will be settled in the next twelve months.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. As of December 31, 2023 and 2022, there were no accrued interest and penalties.

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

At December 31, 2023 and 2022, the Company had federal NOL carryforwards of $352,000 and $317,164, respectively, which is comprised of definite and indefinite NOLs. The Company had definite federal NOL carryforwards of $57,135 as of December 31, 2023 and 2022, which begin to expire in varying amounts beginning in 2034. Federal NOLs generated after 2017 of $294,865 and $260,049 as of December 31, 2023 and 2022, respectively will carryforward indefinitely and are available to offset up to 80% of future taxable income each year. The Company also had state NOL carryforwards of $238,951 and $160,834 as of December 31, 2023 and 2022, respectively, available to reduce future taxable income, if any. If not realized, the state NOLs will begin to expire in varying amounts beginning in 2035.

Utilization of the net operating loss carryforwards may become subject to annual limitations due to ownership changes that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state and foreign provisions. These ownership changes may limit the amount of the net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income. The Company has completed a Section 382 analysis through December 31, 2021 and determined that an ownership change occurred on August 23, 2013. No further ownership changes occurred through December 31, 2021. However, future ownership changes under Section 382 may limit the Company’s ability to fully utilize any remaining tax benefits.

As of December 31, 2023 and 2022, we have undistributed earnings of our foreign subsidiaries of $24,586 and $24,532, respectively, which we have indefinitely reinvested and for which we have not recognized deferred taxes. The amount of unrecognized deferred taxes associated with these unremitted earnings would not be significant at December 31, 2023 and 2022.

19.
NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during each period.

The holder of each share of common stock has the right to one vote for each share and is entitled to notice of any stockholders’ meeting and to vote upon certain events.

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the as-converted method, or two-class method for participating securities, whichever is more dilutive. Potentially dilutive shares are comprised of common stock warrants, restricted stock units and stock options. For the years ended December 31, 2023, 2022 and 2021, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
Numerator
Net loss attributable to common stockholders-basic and diluted	$(182,571)	$(135,944)	$(117,320)
Denominator
Weighted average common shares outstanding-basic and diluted	481,768,060	466,214,095	209,895,135
Net loss per share attributable to common stockholders-basic and diluted	$(0.38)	$(0.29)	$(0.56)

The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the years ended December 31, 2023, 2022 and 2021:

	December 31,
	2023	2022	2021
Stock options and restricted stock units	26,889,125	29,943,937	34,292,250
Public and Private Warrants	728,835	—	16,264,516

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

20.
SEGMENTS

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company manages its business primarily based upon two operating segments, Launch Services and Space Systems. Each of these operating segments represents a reportable segment. Launch Services provides launch and launch related services to customers on a dedicated mission or ride share basis. Space Systems is comprised of spacecraft engineering and design services, spacecraft components, spacecraft manufacturing and on-orbit mission operations. Although many of the Company’s contracts with customers contain elements of Space Systems and Launch Services, each reporting segment is managed separately to better align with customer’s needs and the Company’s growth plans. The accounting policies of the various segments are the same as those described in Note 2. The chief operating decision maker evaluates the performance of its reportable segments based on gross profit. For contracts with customers that contain both Space Systems and Launch Services elements, revenues for each reporting segment are generally allocated based upon the overall costs incurred for each of the reporting segments in comparison to total overall costs of the contract. The following table shows information by reportable segment for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023		2022		2021
	Launch Services	Space Systems	Launch Services	Space Systems	Launch Services	Space Systems
Revenues	$71,894	$172,698	$60,686	$150,310	$38,971	$23,266
Cost of revenues	63,827	129,356	67,640	124,366	53,827	10,303
Gross profit (loss)	$8,067	$43,342	$(6,954)	$25,944	$(14,856)	$12,963

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

As of December 31, 2023 and 2022, the Company’s customers that accounted for 10% or more of the total accounts receivable, net, were as follows:

	December 31,
	2023	2022
MDA Corporation	21%	30%
Northrop Grumman Space Systems	20%	11%

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

For the years ended December 31, 2023, 2022 and 2021, the Company’s customers that accounted for 10% or more of the total revenue were as follows:

	December 31,
	2023	2022	2021
Northrop Grumman Space Systems	13%	*	*
MDA Corporation	13%	*	*
Spaceflight Inc.	*	*	40%
OHB Cosmos International Launch Services GmbH	*	*	16%

* Revenue was less than 10%

Geographic Information

The Company’s consolidated revenues by geographic area based on customer billing location are as follows for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023		2022		2021
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	% of Total Revenues
United States	$184,748	76%	$164,593	78%	$45,750	74%
Canada	36,116	15%	4,562	2%	2,478	4%
Germany	5,503	2%	5,260	3%	9,770	16%
Rest of world	18,225	7%	36,581	17%	4,239	6%
Total	$244,592	100%	$210,996	100%	$62,237	100%

Long-lived assets, which consists of property, plant and equipment, net, leased right-of-use assets, intangible assets, net and goodwill, by geographic area are as follows as of December 31, 2023 and 2022:

	December 31,
	2023		2022
	Amount	% of Long- Lived Assets	Amount	% of Long- Lived Assets
United States	$308,718	86%	$246,901	81%
New Zealand	45,575	13%	53,188	18%
Canada	4,618	1%	2,990	1%
Total	$358,911	100%	$303,079	100%

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

As of December 31, 2023 and 2022, there are no amounts due to or from related parties.

ROCKET LAB USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except share and per share data)

23.
SUBSEQUENT EVENTS

Indenture and Notes

On February 6, 2024, the Company issued $355,000 aggregate principal amount of its 4.250% Convertible Senior Notes due 2029 (the “Notes”). The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of February 6, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). The Notes issued on February 6, 2024 include $55,000 principal amount of Notes issued pursuant to the full exercise by the initial purchasers of the Notes of their option to purchase additional Notes.

The Notes are the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the Notes in right of payment; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, including borrowings under its equipment financing agreement, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

The Notes accrue interest at a rate of 4.250% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2024. The Notes mature on February 1, 2029, unless earlier converted, redeemed or repurchased. Before November 1, 2028, noteholders have the right to convert their Notes only upon the occurrence of certain events. From and after November 1, 2028, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 195.1029 shares of common stock per $1 principal amount of Notes, which represents an initial conversion price of approximately $5.13 per share of common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

Capped Call Transactions

In connection with the pricing of the Notes, on February 1, 2024, the Company entered into privately negotiated capped call transactions (the “Base Capped Call Transactions”) with certain financial institutions (the “Option Counterparties”). On February 2, 2024, in connection with the initial purchasers’ exercise of their option to purchase additional Notes, the Company entered into additional capped call transactions with the Option Counterparties (the “Additional Capped Call Transactions” and, together with the Base Capped Call Transactions, the “Capped Call Transactions”). Collectively, the Capped Call Transactions cover, subject to customary adjustments, the number of shares of common stock initially underlying the Notes. The cost of the Capped Call Transactions was $43,168.

Trinity Capital Blanket Lien Draw Repayment

On February 8, 2024, the Company paid off all obligations under the Blanket Lien Draw in the amount of $38,778, which includes principal, unpaid interest and legal fees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rocket Lab USA, Inc.

Date: February 28, 2024	By:	/s/ Peter Beck
Peter Beck
President, Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Peter Beck	President, Chief Executive Officer and Chairman	February 28, 2024
Peter Beck	(Principal Executive Officer)

/s/ Adam Spice	Chief Financial Officer	February 28, 2024
Adam Spice	(Principal Financial Officer and Principal Accounting Officer)

/s/ Nina Armagno	Director	February 28, 2024
Nina Armagno

/s/ Edward Frank	Director	February 28, 2024
Edward Frank

/s/ Michael Griffin	Director	February 28, 2024
Michael Griffin

/s/ Matthew Ocko	Director	February 28, 2024
Matthew Ocko

/s/ Jon Olson	Director	February 28, 2024
Jon Olson

/s/ Merline Saintil	Director	February 28, 2024
Merline Saintil

/s/ Alex Slusky	Director	February 28, 2024
Alex Slusky

/s/ Sven Strohband	Director	February 28, 2024
Sven Strohband