Form 10-Q
period 2024-03-31
Rocket Lab USA, Inc.
filed 2024-05-06
CIK 1819994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 2, 2024, the registrant had 492,779,716 shares of common stock, $0.0001 par value per share, outstanding.

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
•
significant delays in the production or manufacturing of our spacecraft, space systems or space system components or our spacecraft, space systems or space system components failing to operate as intended could have a material adverse effect on our business, financial condition and results of operations;
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

March 31, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2024 AND DECEMBER 31, 2023

(in thousands, except share and per share values)

	March 31, 2024
	(unaudited)	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$365,929	$162,518
Marketable securities, current	126,593	82,255
Accounts receivable, net	31,167	35,176
Contract assets	14,895	12,951
Inventories	99,901	107,857
Prepaids and other current assets	78,606	66,949
Assets held for sale	8,532	9,016
Total current assets	725,623	476,722
Non-current assets:
Property, plant and equipment, net	148,087	145,409
Intangible assets, net	66,845	68,094
Goodwill	71,020	71,020
Right-of-use assets - operating leases	56,870	59,401
Right-of-use assets - finance leases	14,827	14,987
Marketable securities, non-current	68,566	79,247
Restricted cash	3,849	3,916
Deferred income tax assets, net	3,353	3,501
Other non-current assets	22,884	18,914
Total assets	$1,181,924	$941,211
Liabilities and Stockholders’ Equity
Current liabilities:
Trade payables	$25,995	$29,303
Accrued expenses	9,091	5,590
Employee benefits payable	13,934	16,342
Contract liabilities	150,535	139,338
Current installments of long-term borrowings	10,996	17,764
Other current liabilities	21,911	15,036
Total current liabilities	232,462	223,373
Non-current liabilities:
Convertible senior notes, net	343,829	—
Long-term borrowings, net, excluding current installments	52,717	87,587
Non-current operating lease liabilities	54,101	56,099
Non-current finance lease liabilities	15,177	15,238
Deferred tax liabilities	530	426
Other non-current liabilities	4,162	3,944
Total liabilities	702,978	386,667
COMMITMENTS AND CONTINGENCIES (Note 15)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares: 2,500,000,000; issued and outstanding shares: 492,670,716 and 488,923,055 at March 31, 2024 and December 31, 2023, respectively	49	49
Additional paid-in capital	1,148,484	1,176,484
Accumulated deficit	(667,786)	(623,526)
Accumulated other comprehensive income (loss)	(1,801)	1,537
Total stockholders’ equity	478,946	554,544
Total liabilities and stockholders’ equity	$1,181,924	$941,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenues	$92,767	$54,895
Cost of revenues	68,593	48,538
Gross profit	24,174	6,357
Operating expenses:
Research and development, net	38,504	23,905
Selling, general and administrative	28,749	28,469
Total operating expenses	67,253	52,374
Operating loss	(43,079)	(46,017)
Other income (expense):
Interest expense, net	(898)	(685)
Gain on foreign exchange	311	134
Other (expense) income, net	(589)	1,477
Total other (expense) income, net	(1,176)	926
Loss before income taxes	(44,255)	(45,091)
Provision for income taxes	(5)	(526)
Net loss	$(44,260)	$(45,617)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(3,075)	(938)
Unrealized gain (loss) on available-for-sale marketable securities	(263)	368
Comprehensive loss	$(47,598)	$(46,187)
Net loss per share attributable to Rocket Lab USA, Inc.:
Basic and diluted	$(0.09)	$(0.10)
Weighted-average common shares outstanding:
Basic and diluted	489,994,709	476,199,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(unaudited; in thousands, except share and per share data)

	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
December 31, 2023	488,923,055	$49	$1,176,484	$(623,526)	$1,537	$554,544
Net loss	—	—	—	(44,260)	—	(44,260)
Issuance of common stock under equity plans	3,747,661	—	943	—	—	943
Stock-based compensation	—	—	14,225	—	—	14,225
Purchase of capped calls	—	—	(43,168)	—	—	(43,168)
Other comprehensive loss	—	—	—	—	(3,338)	(3,338)
March 31, 2024	492,670,716	$49	$1,148,484	$(667,786)	$(1,801)	$478,946

	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
December 31, 2022	475,356,517	$48	$1,112,977	$(440,955)	$1,136	$673,206
Net loss	—	—	—	(45,617)	—	(45,617)
Issuance of common stock under equity plans	2,672,625	—	771	—	—	771
Stock-based compensation	—	—	12,228	—	—	12,228
Issuance of common stock for acquisition	123,933	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(570)	(570)
March 31, 2023	478,153,075	$48	$1,125,976	$(486,572)	$566	$640,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(unaudited; in thousands)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,260)	$(45,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,313	7,033
Stock-based compensation expense	13,093	14,036
Loss on disposal of assets	3	5
Loss on extinguishment of long-term debt	1,330	—
Amortization of debt issuance costs and discount	639	709
Noncash lease expense	1,491	988
Change in the fair value of contingent consideration	(271)	300
Accretion of marketable securities purchased at a discount	(842)	(1,147)
Deferred income taxes	78	420
Changes in operating assets and liabilities:
Accounts receivable, net	3,939	(14,116)
Contract assets	(1,944)	(3,109)
Inventories	7,509	(6,712)
Prepaids and other current assets	(5,303)	(10,035)
Other non-current assets	(4,266)	103
Trade payables	(1,673)	11,305
Accrued expenses	3,200	403
Employee benefits payables	(622)	1,294
Contract liabilities	11,205	17,292
Other current liabilities	6,729	2,305
Non-current lease liabilities	(1,425)	(891)
Other non-current liabilities	489	49
Net cash used in operating activities	(2,588)	(25,385)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and software	(19,177)	(12,674)
Purchases of marketable securities	(79,359)	(76,394)
Maturities of marketable securities	46,280	78,099
Net cash used in investing activities	(52,256)	(10,969)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options and public warrants	943	771
Proceeds from Employee Stock Purchase Plan	507	1,202
Proceeds from sale of employees restricted stock units to cover taxes	5,119	3,078
Minimum tax withholding paid on behalf of employees for restricted stock units	(5,163)	(1,915)
Payment of contingent consideration	—	(1,000)
Purchase of capped calls related to issuance of convertible senior notes	(43,168)	—
Proceeds from issuance of convertible senior notes	355,000	—
Repayments on Trinity Loan Agreement	(43,215)	—
Payment of debt issuance costs	(11,226)	—
Finance lease principal payments	(90)	(78)
Net cash provided by financing activities	258,707	2,058
Effect of exchange rate changes on cash and cash equivalents	(519)	127
Net increase (decrease) in cash and cash equivalents and restricted cash	203,344	(34,169)
Cash and cash equivalents, and restricted cash, beginning of period	166,434	245,871
Cash and cash equivalents, and restricted cash, end of period	$369,778	$211,702
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,270	$3,417
Cash paid for income taxes	26	315
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unpaid purchases of property, equipment and software	1,580	924
Right-of-use assets obtained in exchange for new operating lease liabilities	—	908
Accrued debt issuance costs	979	—
Issuance of common stock for payment of accrued bonus	1,795	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024 AND DECEMBER 31, 2023 AND FOR THE

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

2.
SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting standards generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the SEC for interim financial information and include the accounts of Rocket Lab USA, Inc. and its wholly owned subsidiaries after elimination of intercompany accounts and transactions. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024, or for any other interim period or for any other future year.

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

Other Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2024, except for the addition of accounting policies with respect to convertible senior notes and capped call transactions below. Refer to Note 2 - Significant Accounting Policies disclosed in the “Notes to Consolidated Financial Statements” in the Company’s Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 28, 2024.

Convertible Senior Notes

The Company accounts for convertible senior notes under Accounting Standards Codification (“ASC”) ASC 470-20 - Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity's Own Equity (“ASU 2020-06”). The Company records the convertible senior notes as a long-term liability at face value net of debt issuance costs. If any of the conditions to the convertibility of the convertible senior notes is satisfied, or the convertible senior notes become due within one year, then the Company may be required under applicable accounting standards to reclassify the carrying value of the convertible senior notes as a current, rather than a long-term liability.

Debt issuance costs related to the convertible senior notes were capitalized and recorded as a contra-liability and are presented net against the convertible senior notes balance on the condensed consolidated balance sheets. Debt issuance costs consist of underwriting, legal and other direct costs related to the issuance of the convertible senior notes and are amortized to interest expense over the term of the convertible senior notes using the effective interest method.

Capped Call Transactions

Capped call transactions cover the aggregate number of shares of the Company’s common stock that will initially underlie the convertible senior notes. The Company determined that the freestanding capped call option contracts qualify as equity under the accounting guidance on indexation and equity classification, and recognized the contract by recording an entry to “Additional paid-in capital” (“APIC”) in stockholders’ equity in its condensed consolidated balance sheets. The Company also determined that the capped call option contracts meet the definition of a derivative under ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), but are not required to be accounted for as a derivative as they meet the scope exception outlined in ASC 815. The capped call options are recorded in APIC and not remeasured.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 280”), which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 280 requires a public entity to disclose the title and position of the Chief Operating Decision Maker. ASU 280 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in ASU 280 retrospectively to all prior periods presented in the financial statements. The Company is assessing the potential impact of adopting ASU 280 on its financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 740”), which focuses on the rate reconciliation and income taxes paid. ASU 740 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in ASU 740 prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU 740 disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company is assessing the potential impact of adopting ASU 740 on its financial statements.

In March 2024, the SEC adopted final rules requiring public entities to provide certain climate-related information in their registration statements and annual reports. As part of the disclosures, entities will be required to quantify certain effects of severe weather events and other natural conditions in a note to their audited financial statements. The rules will be effective for large accelerated filers in annual periods beginning in calendar-year 2025. On April 4, 2024, the SEC voluntarily stayed implementation of the final rule to facilitate the orderly judicial resolution of pending legal challenges to the rule. The Company is assessing the effect of the new rules on our consolidated financial statements and related disclosures.

3.
REVENUES

The following table provides information about revenue by recognition model during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Revenues by recognition model	2024	2023
Point-in-time	$44,109	$28,662
Over-time	48,658	26,233
Total revenue by recognition model	$92,767	$54,895

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

The following table presents the balances related to enforceable contracts as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Contract balances
Accounts receivable, net	$31,167	$35,176
Contract assets	14,895	12,951
Contract liabilities	(150,535)	(139,338)

Changes in contract liabilities for the three months ended March 31, 2024 were as follows:

Contract liabilities, at December 31, 2023	$139,338
Customer advances received or billed	68,370
Recognition of unearned revenue	(57,173)
Contract liabilities, at March 31, 2024	$150,535

The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior years during the three months ended March 31, 2024 and 2023 was not material.

Backlog

The Company’s backlog represents the estimated transaction prices on performance obligations to the Company’s customers for which work remains to be performed. The amount of backlog increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of backlog when an enforceable agreement has been reached. Remaining backlog totaled $1,015,339 as of March 31, 2024, of which approximately 42% is expected to be recognized within 12 months, with the remaining 58% to be recognized beyond 12 months.

Concentration of Credit Risk and Significant Customers

As of March 31, 2024, the Company’s customers that accounted for 10% or more of the total accounts receivable, net, were:

March 31, 2024
Lockheed Martin Corporation	17%
MDA Corporation	14%
Northrop Grumman Corporation	13%

For the three months ended March 31, 2024, the Company’s customers that accounted for 10% or more of the total revenue, were as follows:

Three Months Ended March 31, 2024
MDA Corporation	25%
U.S. government customer	12%

Customer Financing

In connection with the signing of two separate multi-launch agreements with commercial customers, the Company entered into subordinated loan and security agreements. The commercial customers may choose to have certain milestone payments financed under the terms of the subordinated loan and security agreements. The receivables will bear no interest until the initial launch dates passes, after which interest will accrue at a fixed rate of 10.8% or 12.6%, respectively based on the commercial customer. Principal and interest payments will be made over 12 quarterly payments from the launch date.

As of March 31, 2024, the Company had $3,733 customer financing in prepaid and other currents assets and $16,200 customer financing receivable in other non-current assets on the condensed consolidated balance sheets. Customer financing interest income for the three months ended March 31, 2024 was $252.

4.
CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents and marketable securities consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$365,929	$162,518
Marketable securities, current	126,593	82,255
Marketable securities, non-current	68,566	79,247
Total cash and cash equivalents and marketable securities	$561,088	$324,020

As of March 31, 2024, cash equivalents and marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market accounts	$329,079	$—	$—	$329,079	$329,079	$—
Certificates of deposit	27,541	8	(1)	27,548	—	27,548
Commercial paper	16,067	—	(10)	16,057	—	16,057
Corporate debt securities	68,010	44	(136)	67,918	—	67,918
Yankee bonds	4,888	3	(6)	4,885	—	4,885
U.S. Treasury securities	57,963	—	(459)	57,504	—	57,504
Mortgage- and asset-backed securities	21,230	24	(7)	21,247	—	21,247
Total	$524,778	$79	$(619)	$524,238	$329,079	$195,159

The following table presents the Company’s marketable securities with unrealized losses by investment category and the length of time the marketable securities have been in a continuous loss position as of March 31, 2024:

	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$12,659	$(1)	$—	$—	$12,659	$(1)
Commercial paper	14,373	(10)	—	—	14,373	(10)
Corporate debt securities	48,488	(130)	1,244	(6)	49,732	(136)
Yankee bonds	2,178	(6)	—	—	2,178	(6)
U.S. Treasury securities	57,504	(459)	—	—	57,504	(459)
Mortgage- and asset-backed securities	6,764	(6)	472	(1)	7,236	(7)
Total	$141,966	$(612)	$1,716	$(7)	$143,682	$(619)

The Company has not observed a significant deterioration in credit quality of these securities, which are highly rated with moderate to low credit risk. Declines in value are largely attributable to current global economic conditions. The securities continue to make timely principal and interest payments, and the fair values are expected to recover as they approach maturity. The Company does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell the securities, before the respective recoveries of their amortized cost bases, which may be maturity. As of March 31, 2024, the Company had not recognized an allowance for credit losses on any marketable securities in an unrealized loss position.

The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of March 31, 2024:

	Amortized Cost	Fair Value
Due within one year	$456,006	$455,672
Due within one to two years	68,772	68,566
Total	$524,778	$524,238

5.
FAIR VALUE OF FINANCIAL INSTRUMENTS

As of March 31, 2024 and December 31, 2023 the following financial assets and liabilities are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$329,079	$—	$—	$329,079
Marketable securities, current:
Certificates of deposit	—	27,548	—	27,548
Commercial paper	—	16,057	—	16,057
Corporate debt securities	—	39,300	—	39,300
Yankee bonds	—	4,146	—	4,146
U.S. Treasury securities	39,451	—	—	39,451
Mortgage- and asset-backed securities	—	91	—	91
Marketable securities, non-current
Corporate debt securities	—	28,618	—	28,618
Yankee bonds	—	739	—	739
U.S. Treasury securities	18,053	—	—	18,053
Mortgage- and asset-backed securities	—	21,156	—	21,156
Total	$386,583	$137,655	$—	$524,238
Liabilities:
Other non-current liabilities:
Contingent consideration	$—	$—	$785	$785
Total	$—	$—	$785	$785

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$121,491	$—	$—	$121,491
Marketable securities, current:
Certificates of deposit	—	24,590	—	24,590
Commercial paper	—	10,484	—	10,484
Corporate debt securities	—	41,871	—	41,871
Yankee bonds	—	2,676	—	2,676
U.S. Treasury securities	2,633	—	—	2,633
Marketable securities, non-current
Corporate debt securities	—	10,968	—	10,968
U.S. Treasury securities	54,900	—	—	54,900
Mortgage- and asset-backed securities	—	13,380	—	13,380
Total	$179,024	$103,969	$—	$282,993
Liabilities:
Other non-current liabilities:
Contingent consideration	$—	$—	$1,056	$1,056
Total	$—	$—	$1,056	$1,056

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

There were no transfers between fair value measurement levels during the three months ended March 31, 2024.

6.
INVENTORIES

Inventories as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Raw materials	$42,142	$45,062
Work in process	48,821	53,628
Finished goods	8,938	9,167
Total inventories	$99,901	$107,857

7.
PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Prepaid expenses and deposits	$59,460	$48,031
Government grant receivables	9,631	9,940
Customer financing receivables	3,733	3,733
Other current assets	5,782	5,245
Total prepaids and other current assets	$78,606	$66,949

8.
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

On October 18, 2023, the Company sold one of the Company’s held for sale helicopters to a purchaser unaffiliated with the Company. As of March 31, 2024, the Company’s remaining helicopter continued to be classified as held for sale with a carrying amount of $8,532.

9.
Property, plant and equipment, NET

Property, plant and equipment, net, as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Buildings and improvements	$62,825	$59,730
Machinery, equipment, vehicles and office furniture	91,436	82,973
Computer equipment, hardware and software	12,773	11,624
Launch site assets	13,856	14,193
Construction in process	19,607	25,999
Property, plant and equipment—gross	200,497	194,519
Less accumulated depreciation and amortization	(52,410)	(49,110)
Property, plant and equipment—net	$148,087	$145,409

Depreciation expense recorded in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2024 and 2023 consisted of the following:

	Three Months Ended March 31,
Depreciation expense	2024	2023
Cost of revenues	$2,749	$2,352
Research and development	1,392	818
Selling, general and administrative	624	388
Total depreciation expense	$4,765	$3,558

10.
Goodwill and Intangible assets, NET

Goodwill

The carrying amount of goodwill for the Space Systems reportable segment was $71,020 as of March 31, 2024 and December 31, 2023.

Intangible Assets

The components of intangible assets consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Developed Technology	$56,065	$(18,358)	$37,707
Capitalized software	13,287	(7,934)	5,353
Customer relationships	16,122	(3,542)	12,580
Trademarks and tradenames	10,104	(1,994)	8,110
Backlog	3,491	(3,491)	—
Other	1,252	(457)	795
Indefinite-Lived Intangible Assets
In-process Technology	2,300	—	2,300
Total	$102,621	$(35,776)	$66,845

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Developed Technology	$56,065	$(16,649)	$39,416
Capitalized software	11,690	(7,454)	4,236
Customer relationships	16,135	(3,234)	12,901
Trademarks and tradenames	10,106	(1,789)	8,317
Backlog	3,491	(3,366)	125
Other	1,222	(423)	799
Indefinite-Lived Intangible Assets
In-process Technology	2,300	—	2,300
Total	$101,009	$(32,915)	$68,094

Amortization expense recorded in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2024 and 2023, respectively consisted of the following:

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$1,773	$1,782
Research and development	11	48
Selling, general and administrative	1,300	1,490
Total amortization expense	$3,084	$3,320

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2024:

2024 (for the remaining period)	$9,623
2025	9,812
2026	9,640
2027	8,661
2028	7,672
Thereafter	19,137
Total	$64,545

11.
LOAN AGREEMENTS

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

The Notes accrue interest at a rate of 4.250% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2024. The Notes mature on February 1, 2029, unless earlier converted, redeemed or repurchased. Before November 1, 2028, noteholders have the right to convert their Notes only upon the occurrence of certain events. From and after November 1, 2028, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 195.1029 shares of common stock per $1 principal amount of Notes, which represents an initial conversion price of approximately $5.13 per share of common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of March 31, 2024, the Notes were not convertible at the option of the holder.

As of March 31, 2024, there was $355,000 outstanding under the Notes, before unamortized discount and debt issuance costs of $11,171. As of March 31, 2024, the effective interest rate under the Notes was 5.0%.

Capped Call Transactions

In connection with the pricing of the Notes, on February 1, 2024 and February 2, 2024, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions. Collectively, the Capped Call Transactions cover, subject to customary adjustments, the number of shares of common stock initially underlying the Notes. The cost of the Capped Call Transactions was $43,168. The Capped Call Transactions are expected generally to reduce or offset the potential dilution to the Company’s common stock upon exercise of the Notes and/or the Company’s election to offset the cash payments the Company is required to make in excess of the principal amount of the Notes upon conversion of the Notes in the event that the market price per share of the Company’s common stock is greater than the strike price of the Capped Call Transactions (which initially corresponds to the initial conversion price of the Notes and is subject to certain adjustments under the terms of the Capped Call Transactions), with such reduction and/or offset subject to a cap based on the cap price of the Capped Call Transactions. The Capped Call Transactions have an initial cap price of $8.04 per share of the Company’s common stock ,which represents a premium of 100% over the last reported sale price of the Company's common stock on February 1, 2024.

The Capped Call Transactions do not meet the criteria for separate accounting as a derivative as they are indexed to the Company’s stock. The premiums paid for the Capped Call Transactions have been included as a net reduction to additional paid-in capital within shareholders’ equity.

Trinity Master Equipment Financing Agreement

On December 29, 2023 (the “Effective Date”), the Company and certain of its subsidiaries (the “Subsidiaries”, together with the Company, the “Borrowers”), entered into a Master Equipment Financing Agreement (the “Trinity Loan Agreement”) with Trinity Capital, Inc., a Maryland corporation (the “Lender”) to provide financing for certain equipment and other property (the “Equipment”). The Trinity Loan Agreement provides that the Lender shall provide equipment financing in the aggregate of up to $120,000 (the “Conditional Commitment”), with advances (“Draws”) to be made as follows: (i) $70,000 on the Effective Date (the “Effective Date Draw”); and (ii) $40,000 to be drawn on the Effective Date (the “Blanket Lien Draw”), with each of the Effective Date Draw and Blanket Lien Draw payable over sixty (60) months beginning January 2024, with the final payments due in January 2029. After the Blanket Lien Draw is repaid in full, Borrowers may make Draws as follows: (x) $30,000 to be drawn in not more than three advances of at least $10,000 each at the Borrowers’ option no later than the date that is 18 months after the Effective Date; and (y) $20,000 to be drawn at Borrower’s option between January 1, 2025 and June 30, 2025 (such date, the “Termination Date”), subject to customary conditions.

The Company repaid an existing term loan with the proceeds from the Trinity Loan Agreement and Blanket Lien Draw. The monthly payment factors under the Trinity Loan Agreement and Blanket Lien Draw have a term of sixty (60) months and a rate factor of 0.022266. In connection with the Trinity Loan Agreement, the Company issued warrants to Lender to acquire 728,835 shares of the Company’s common stock at an exercise price of $4.87 per share (see Note 12).

On February 8, 2024, the Company paid off all obligations under the Blanket Lien Draw in the amount of $38,778, which includes principal, unpaid interest and legal fees, resulting in a loss on extinguishment of debt of $1,330 for the three months ended March 31, 2024.

As of March 31, 2024, there was $66,790 outstanding under the Trinity Loan Agreement, before unamortized discount and debt issuance costs of $3,077, of which $10,996 is classified as current installments of long-term borrowings in the Company’s condensed consolidated balance sheets, with the remainder classified as long-term borrowings, net, excluding current installments. As of March 31, 2024, the effective interest rate under the Trinity Loan Agreement was 14.8%. The Company is required to pay an end of term charge of $700 upon repayment of the Effective Date Draw.

The future principal payments under the Trinity Loan Agreement as of March 31, 2024 were as follows:

2024 (for the remaining period)	$8,094
2025	12,071
2026	13,663
2027	15,464
2028	17,498
Total	$66,790

12.
WARRANTS

Equity Classified Common Stock Warrants

In connection with the Trinity Loan Agreement, the Company also issued to Lender a warrant (“Warrant”), dated December 29, 2023, to purchase up to 728,835 shares of the Company’s common stock, at an exercise price of $4.87 per share, payable in cash or on a cashless basis according to the formula set forth in the Warrant. The exercise price of the Warrant and the number of shares issuable upon exercise of the Warrant are subject to adjustments for stock splits, combinations, stock dividends or similar events. The Warrant is exercisable until December 29, 2027. The Warrant also provides for an automatic cashless exercise upon expiration if the value of one share of the Company’s common stock is greater than the exercise price of the warrant.

The warrants were classified as equity in accordance with ASC 480, Distinguishing Liabilities from Equity, as the agreements provide for the settlement of the instruments in shares of common stock. The proceeds from the Trinity Loan Agreement were allocated to the loan and warrants based on the relative fair value at inception, resulting in a reduction to the loan amount and amortized to interest expense over the term of the loan. The warrants are recognized as additional paid-in capital, a component of equity in the consolidated balance sheets.

13.
STOCK-BASED COMPENSATION

Equity Incentive Plans

The Company has a single active equity incentive plan, the Rocket Lab 2021 Stock Option and Incentive Plan (the “2021 Plan”), with the objective of attracting and retaining available employees and directors by providing stock-based and other performance-based compensation. The 2021 Plan provides for the grant of equity awards to officers, employees, directors and other key employees as well as service providers which include incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards, restricted stock units or any combination of the foregoing any of which may be performance based, as determined by the Company’s Compensation Committee. An aggregate of 59,875,000 shares were initially reserved for the issuance of awards under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan automatically increases each January 1, beginning on January 1, 2022, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. The Company was authorized to issue up to 95,685,029 shares of common stock as equity awards to participants under the 2021 Plan as of March 31, 2024. There were 76,406,661 shares of common stock available for grant as of March 31, 2024.

The Rocket Lab 2013 Stock Option and Grant Plan (the “2013 Plan”) was terminated, and accordingly, no shares are available for future issuance under the 2013 Plan following the closing of the Company’s business combination with Vector Acquisition Corporation in 2021. The 2013 Plan will continue to govern outstanding awards granted thereunder.

Total stock-based compensation recorded in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2024 and 2023 consisted of the following:

	Three Months Ended March 31,
Stock-based compensation	2024	2023
Cost of revenues	$3,503	$3,813
Research and development	3,985	5,022
Selling, general and administrative	5,605	5,201
Total stock-based compensation expense	$13,093	$14,036

Options

Options issued to all optionees under the 2013 Plan vest over four years from the date of issuance (or earlier vesting start date, as determined by the board of directors) as follows: 25% on the first anniversary of date of grant and the remaining vest monthly over the remaining vesting term. All options had vested as of March 31, 2024.

Restricted Stock Units

During the three months ended March 31, 2024 and 2023, the Company granted 7,221,561 and 3,361,528 restricted stock units, respectively, to certain key employees pursuant to the 2013 Plan and 2021 Plan. The time-based service vesting condition is generally satisfied over periods of approximately four years as the employees provide service.

As of March 31, 2024, the total unrecognized compensation expense related to unvested performance-based restricted stock units granted under the 2013 Plan and 2021 Plan was $98,340 and will be recognized upon vesting.

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

No shares were issued under the 2021 ESPP during the three months ended March 31, 2024 and 2023. As of March 31, 2024, 16,768,828 shares remain available for issuance under the 2021 ESPP. Total ESPP stock-based compensation recorded in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023 was $939 and $770, respectively. As of March 31, 2024, the total unrecognized compensation expense related to the 2021 ESPP was $1,197 and will be recognized over the remaining offering period.

14.
LEASES

The Company has operating and finance leases for properties, vehicles and equipment. The Company’s leases have remaining lease terms of less than one year to twenty-six years, some of which include options to extend the lease term, and some of which include options to terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

There have been no other material changes in the Company’s lease portfolio since December 31, 2023.

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

In connection with the acquisition of SolAero Holdings, Inc. in January 2022, the Company assumed a contract with a customer to provide solar panel module at a fixed price. The Company determined that it was probable that the costs to complete the solar panel modules as stipulated by the contract would exceed the fixed firm price of the solar panel modules.

The provision for contract losses outstanding as of March 31, 2024, which primarily is related to the solar panel module agreement, was $7,146 included in other current liabilities in the Company’s condensed consolidated balance sheets.

16.
INCOME TAXES

Income tax provision and the effective tax rate for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Income tax provision	$(5)	$(526)
Effective tax rate	(0.0)%	(1.2)%

The tax provisions for the three months ended March 31, 2024 and 2023 were computed using the estimated effective tax rates projected to be applicable for domestic and international taxable jurisdictions for the full year as adjusted for discrete items arising during each quarter.

The effective tax rate differs from the federal statutory rate due primarily to a full valuation allowance against our US deferred tax assets, as well as the impact of discrete items that may occur in any given year but which are not consistent from year-to-year.

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

As of March 31, 2024, the Company anticipates that $3,885 of uncertain tax positions will be settled within the next twelve months.

17.
NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during each period.

The holder of each share of common stock has the right to one vote for each share and is entitled to notice of any stockholders’ meeting and to vote upon certain events.

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the if-converted method, whichever is more dilutive. Potentially dilutive shares are comprised of restricted stock units and stock options. For the three months ended March 31, 2024 and 2023, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Numerator
Net loss attributable to common stockholders-basic and diluted	$(44,260)	$(45,617)
Denominator
Weighted average common shares outstanding-basic and diluted	489,994,709	476,199,710
Net loss per share attributable to common stockholders-basic and diluted	$(0.09)	$(0.10)

The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	March 31,
	2024	2023
Stock options and restricted stock units	29,772,128	29,851,750
Common stock warrants	728,835	—
Shares underlying our convertible senior notes	69,261,530	—

18.
SEGMENTS

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company manages its business primarily based upon two operating segments, Launch Services and Space Systems. Each of these operating segments represents a reportable segment. Launch Services provides launch and launch related services to customers on a dedicated mission or ride share basis. Space Systems is comprised of spacecraft engineering and design services, spacecraft components, spacecraft manufacturing and on-orbit mission operations. Although many of the Company’s contracts with customers contain elements of Space Systems and Launch Services, each reporting segment is managed separately to better align with customer’s needs and the Company’s growth plans. The chief operating decision maker evaluates the performance of its reportable segments based on gross profit. For contracts with customers that contain both Space Systems and Launch Services elements, revenues for each reporting segment are generally allocated based upon the overall costs incurred for each of the reporting segments in comparison to total overall costs of the contract. The following table shows information by reportable segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
	Launch Services	Space Systems	Launch Services	Space Systems
Revenues	$32,719	$60,048	$19,621	$35,274
Cost of revenues	24,312	44,281	20,379	28,159
Gross profit (loss)	$8,407	$15,767	$(758)	$7,115

Management does not regularly review either reporting segment’s total assets or operating expenses. This is because in general, the Company’s long-lived assets, facilities, and equipment are shared by each reporting segment.

19.
RELATED PARTY TRANSACTIONS

As of March 31, 2024 and December 31, 2023, there are no amounts due to or from related parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. For additional context with which to understand our financial condition and results of operations, see the audited consolidated financial statements and accompanying notes contained therein as of December 31, 2023 and 2022 and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 28, 2024. Certain amounts may not foot due to rounding. Certain information in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described under the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A. “Risk Factors” included in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 28, 2024. We assume no obligation to update any of these forward-looking statements. Actual results may differ materially from those contained in any forward-looking statements.

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

Electron is our orbital small launch vehicle that was designed from the ground up to accommodate a high launch rate business model to meet the growing and dynamic needs of our customers for small launch services. Since its maiden launch in 2017, Electron has become the leading small spacecraft launch vehicle delivering over 180 spacecraft to orbit for government and commercial customers across 42 successful missions through March 31, 2024. In 2023, Electron was the second most frequently orbital launched rocket by companies operating in the United States and maintained Rocket Lab as the fourth most frequent orbital launcher globally. Our launch services program has seen us develop many industry-leading innovations, including 3D printed electric turbo-pump rocket engines, fully carbon composite first stage fuel tanks, a private orbital launch complex, a rocket stage that can be configured to convert into a highly capable spacecraft on orbit, and the potential ability to successfully recover a stage from space, providing a path to reusability.

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

Our space systems initiatives are supported by the design and manufacture of our family of advanced configurable spacecraft along with a range of components, software and services for spacecraft, including reaction wheels, star trackers, radios, separation systems, solar solutions, command and control spacecraft software, high voltage space grade battery solutions, and additional products in development to serve a wide variety of sub-system functions. We entered this market with our acquisition of leading spacecraft components manufacturer Sinclair Interplanetary, and have since expanded our market participation with the acquisitions of Planetary Systems Corporation, SolAero Holdings, Inc. and aerospace software firm Advanced Solutions, Inc. Each of these strategic acquisitions brought incremental vertically-integrated capabilities for our own family of advanced configurable spacecraft and also enabled Rocket Lab to deliver high-volume manufacturing of critical spacecraft components and software solutions at scale prices to the broader spacecraft merchant market. The family of advanced configurable spacecraft, which are configurable for a range of low Earth orbit, medium Earth orbit, geosynchronous orbit and interplanetary missions enable us to offer an end-to-end mission solution encompassing launch, full spacecraft manufacturing, ground services and mission operations to provide customers with streamlined access to orbit with Rocket Lab as a single mission partner.

Recent Developments

Neutron Update

We have begun our test campaign related to the Archimedes engine for the Neutron launch vehicle and updated the schedule for first flight to no earlier than mid-2025.

Key Metrics and Select Financial Data

We monitor the following key financial and operational metrics that assist us in evaluating our business, measuring our performance, identifying trends and making strategic decisions.

Launch Vehicle Build-Rate and Launch Cadence

We built approximately eight launch vehicles 2021, approximately 12 launch vehicles in 2022 and approximately 11 launch vehicles in 2023. We built approximately three launch vehicles through the three months ended March 31, 2024. We launched six vehicles in 2021, nine vehicles in 2022 and ten vehicles in 2023. We have launched four vehicles through the three months ended March 31, 2024 and launched five vehicles through May 6, 2024. Growth rates between launches and total launch service revenue are not perfectly correlated because our total revenue is affected by other variables, such as the revenue per launch, which can vary considerably based on factors such as unique orbit and insertion requirements, payload handling needs, launch location, time sensitivity of mission completion and other factors. We believe that the growth in our build rate and launch rate is a positive indicator of our ability to scale our launch operations.

Revenue Growth

Three Months Ended March 31, 2024 and 2023

We generated $92.8 million and $54.9 million in revenue for the three months ended March 31, 2024 and 2023, respectively, representing a year-on-year increase in revenue of approximately 69%. This year-on-year increase primarily resulted from space systems growth of $24.8 million and launch growth of $13.1 million due to a higher launch cadence with four launch missions completed in the three months ended March 31, 2024, versus three launch missions completed in the three months ended March 31, 2023 and higher revenue value per launch.

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

Three Months Ended March 31, 2024 and 2023

In the three months ended March 31, 2024 and 2023, our revenue value per launch was $8.2 million and $6.5 million, respectively. Meanwhile, cost per launch for the three months ended March 31, 2024 and 2023 was $6.1 million and $7.5 million, respectively, excluding a $2.1 million benefit from non-recurring employee retention credit to Launch Services cost of revenue in the three months ended March 31, 2023.

Backlog

Backlog represents future revenues that we would recognize in connection with the completion of all contracts and purchase orders that have been entered into by our customers but have not yet been fulfilled, excluding any customer options for future products or services that have not yet been exercised. Contracts for launch services and spacecraft builds typically include termination rights that may be exercised by customers upon advanced notice and payment of a specified termination fee. Our backlog decreased from $1,046.1 million as of December 31, 2023 to $1,015.3 million as of March 31, 2024, of which $215.6 million is related to Launch Services and $799.7 million is related to Space Systems. The decrease was primarily a result of recognizing revenue on contracts during the period, partially offset by bookings during the period.

Key Factors Affecting Our Performance

Ability to sell additional launch services, space systems service and spacecraft components to new and existing customers

Our results will be impacted by our ability to sell our launch services, space systems services, and spacecraft components to new and existing customers. We have successfully launched Electron 42 times delivering over 180 spacecraft to orbit, including one suborbital launch, through March 31, 2024. We have flight hardware and spacecraft that have flown on over 1,700 missions, including legacy missions enabled by Sinclair Interplanetary (acquired April 2020), Advanced Space Solutions, Inc (acquired October 2021), Planetary Space Corporation (acquired November 2021) and SolAero Technologies (acquired January 2022). Our growth opportunity is dependent on our ability to expand our addressable launch services market with larger volumetric and higher mass payload capabilities of our in-development medium-capacity Neutron launch vehicle, which will address large commercial and government constellation launch opportunities. Our growth opportunity is also dependent on our ability to win spacecraft constellation missions and expand our portfolio of strategic spacecraft components. Our ability to sell additional products to existing customers is a key part of our success, as follow-on purchases indicate customer satisfaction and decrease the likelihood of competitive substitution. To sell additional products and services to new and existing customers, we will need to continue to invest significant resources in our products and services.

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

Research and Development, net

Research and development expense consists primarily of personnel-related expenses, consulting and contractor expenses, design software licenses, validation and testing expense, prototype parts and materials, facilities and depreciation expense. We intend to continue to make significant investments in developing new products and enhancing existing products, including but not limited to our medium capacity Neutron launch vehicle, Electron’s first stage recovery, and family of advanced configurable spacecraft features and capabilities, as well as expanding our portfolio of spacecraft components and subsystems. Research and development expense will be variable relative to the number of products that are in development, validation or testing. However, we expect it to decline as a percentage of total revenue over time.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table sets forth our consolidated statements of operations information and data as a percentage of revenue for the three months ended March 31, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended March 31,
	2024		2023
	$	%	$	%
Revenues	$92,767	100.0%	$54,895	100.0%
Cost of revenues	68,593	73.9%	48,538	88.4%
Gross profit	24,174	26.1%	6,357	11.6%
Operating expenses:
Research and development, net	38,504	41.5%	23,905	43.5%
Selling, general and administrative	28,749	31.0%	28,469	51.9%
Total operating expenses	67,253	72.5%	52,374	95.4%
Operating loss	(43,079)	(46.4)%	(46,017)	(83.8)%
Other income (expense):
Interest expense, net	(898)	(1.0)%	(685)	(1.2)%
Gain on foreign exchange	311	0.3%	134	0.2%
Other (expense) income, net	(589)	(0.6)%	1,477	2.7%
Total other (expense) income, net	(1,176)	(1.3)%	926	1.7%
Loss before income taxes	(44,255)	(47.7)%	(45,091)	(82.1)%
Provision for income taxes	(5)	—	(526)	(1.0)%
Net loss	$(44,260)	(47.7)%	$(45,617)	(83.1)%

Revenues

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Revenues	$92,767	$54,895	$37,872	69%

Revenue increased by $37.9 million, or 69%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Launch Services revenue was $32.7 million for the three months ended March 31, 2024, an increase of $13.1 million, or 67%, primarily due to a higher launch cadence with four launch missions completed in the three months ended March 31, 2024, versus three launch missions completed in the three months ended March 31, 2023 and higher revenue value per launch. Space systems revenue was $60.0 million for the three months ended March 31, 2024, an increase of $24.8 million, or 70%, primarily due to spacecraft manufacturing growth.

Cost of Revenues

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Cost of revenues	$68,593	$48,538	$20,055	41%

Cost of revenues increased by $20.1 million, or 41%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Launch Services cost of revenues was $24.3 million in the three months ended March 31, 2024, an increase of $3.9 million, or 19%, primarily due to the higher launch cadence referenced above. Space systems cost of revenue was $44.3 million in the three months ended March 31, 2024, an increase of $16.1 million, or 57%, primarily due to spacecraft manufacturing growth. Cost of revenues for the three months ended March 31, 2024 decreased to 74% of total revenue as compared to 88% during the three months ended March 31, 2023.

Research and Development, Net

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Research and development, net	$38,504	$23,905	$14,599	61%

Research and development expense increased by $14.6 million, or 61%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to Neutron development progress, increased staff cost as a result of hiring and prototype spend focused on expanding our spacecraft and spacecraft components product portfolio.

Selling, General and Administrative

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Selling, general and administrative	$28,749	$28,469	$280	1%

Selling, general and administrative expense increased by $0.3 million, or 1%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due a $0.4 million increase in stock-based compensation.

Interest Expense, Net

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Interest expense, net	$(898)	$(685)	$(213)	31%

Interest expense, net of interest income increased by $0.2 million, or 31%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to an increase of interest expense as a result of increased debt due to the issuance of senior convertible notes.

Gain on Foreign Exchange

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Gain on foreign exchange	$311	$134	$177	132%

Gain on foreign exchange increased by $0.2 million, or 132%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to our New Zealand intercompany loan denominated in New Zealand Dollars.

Other (Expense) Income, Net

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Other (expense) income, net	$(589)	$1,477	$(2,066)	(140)%

Other expense increased by $2.1 million, or 140%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to a loss on extinguishment of debt of $1.3 million in the three months ended March 31, 2024.

Provision for Income Taxes

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Provision for income taxes	$(5)	$(526)	$521	(99)%

We recorded income tax expense of $0.0 million for the three months ended March 31, 2024 and income tax expense of $0.5 million for the three months ended March 31, 2023. The effective tax rate was (0.0)% for the three months ended March 31, 2024, compared to (1.2)% for the three months ended March 31, 2023. The effective tax rate differs from the federal statutory rate due primarily to a full valuation allowance against our U.S. deferred tax assets, as well as the impact of discrete items that may occur in any given year but which are not consistent from year-to-year.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, convertible senior notes, term note debt, research and development grant proceeds, and cash flows from the sale of our products and services. As of March 31, 2024, we had $365.9 million of cash and cash equivalents and $195.2 million of marketable securities. Our primary requirements for liquidity and capital are for investment in new products and technologies, the expansion of existing manufacturing facilities, working capital, debt service, acquisitions of complementary businesses, products or technologies and general corporate needs. Historically, these cash requirements have been met through the net proceeds we received through private sales of equity securities, borrowings under our credit facilities, net proceeds received in our business combination and payments received from customers.

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

Material Cash Requirements

As of March 31, 2024, we had outstanding $421.8 million in aggregate principal amount of indebtedness under our convertible senior notes and equipment financing agreement, of which $11.0 million was scheduled to become due in the following twelve months. As of March 31, 2024, our total minimum lease payments was $107.2 million, of which $10.9 million is due in the following twelve months. For details regarding our indebtedness and lease obligations at March 31, 2024, refer to Note 11, Loan Agreements, and Note 14, Leases, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Our capital expenditures for the three months ended March 31, 2024 were $19.2 million. Our future capital requirements will depend on many factors, including our launch cadence, traction in the market with our space systems offerings, the expansion of sales and marketing activities, the timing and extent of spending to support product development efforts, the introduction of new and enhanced products, the continuing market adoption of our products, the timing and extent of additional capital expenditures to invest in existing and new office spaces and the number of acquisitions of complementary businesses, products or technologies we pursue, if any. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued product innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.

Additionally, we expect our capital and operating expenditures will increase significantly in connection with ongoing activities as we:

•
increase our investment in marketing, sales and distribution infrastructure for our existing and future products and services;
•
develop additional new products and enhancements to existing products;
•
obtain, maintain and improve our operational, financial and management performance;
•
hire additional personnel;
•
obtain, maintain, expand and protect our intellectual property portfolio; and
•
continue to operate as a public company.

Indebtedness

As of March 31, 2024, there was $355.0 million outstanding under our 4.250% Convertible Senior Notes due 2029, before unamortized discount and debt issuance costs of $11.2 million. In addition, as of March 31, 2024, there was $66.8 million outstanding under the Trinity Loan Agreement, before unamortized discount and debt issuance costs of $3.1 million.

See Note 11 of Item 1 for additional information on our outstanding loan agreements.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(2,588)	$(25,385)
Investing activities	(52,256)	(10,969)
Financing activities	258,707	2,058
Effect of exchange rate changes	(519)	127
Net increase (decrease) in cash, cash equivalents, and restricted cash	$203,344	$(34,169)

Cash Flows from Operating Activities

Net cash used in operating activities was $2.6 million for the three months ended March 31, 2024 and consisted of $44.3 million in net loss, $23.8 million in non-cash activities and $17.8 million in cash provided by operating assets and liabilities. Included in the non-cash activities are $13.1 million in stock-based compensation expense and $8.3 million in depreciation and amortization. Included in the cash provided by operating assets and liabilities are $11.2 million in contract liabilities, $7.5 million in inventory, $6.7 million in other current liabilities and $3.9 million in accounts receivable, offset by cash used in operating assets and liabilities including $5.3 million in prepaids and other assets and $4.3 million in other non-current assets.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2024 of $52.3 million was primarily driven by $33.1 million of net cash used in investing activities related to purchases and maturities of marketable securities and $19.2 million of capital equipment and infrastructure investments.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2024 of $258.7 million was primarily related to $355.0 million of proceeds from the issuance of convertible senior notes, partially offset by $43.2 million of repayments on Trinity Loan Agreement, $43.2 million purchase of capped calls related to the issuance of convertible senior notes and $11.2 million of debt issuance costs.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates as disclosed in our audited financial statements included in our Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 28, 2024.

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

Interest Rate Risk

As of March 31, 2024, we had cash and cash equivalents of $365.9 million, comprised primarily of operating accounts and money market instruments and $195.2 million invested in marketable securities, comprised of commercial paper, corporate debt securities, bank certificates of deposit, U.S. Treasury bills and notes and asset backed securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in the our internal control over financial reporting (“ICFR”) identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 28, 2024.

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
4.1

Indenture, dated February 6, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Rocket Lab USA, Inc. on February 7, 2024).

4.2	Form of 4.250% Convertible Senior Note due 2029 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Rocket Lab USA, Inc. on February 7, 2024).

10.1	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Rocket Lab USA, Inc. on February 7, 2024).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1*†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ROCKET LAB USA, INC.

May 6, 2024	By:	/s/ Peter Beck
Peter Beck
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

May 6, 2024	By:	/s/ Adam Spice
Adam Spice
Chief Financial Officer
(Principal Financial and Accounting Officer)