Form 10-Q
period 2024-09-30
Rocket Lab USA, Inc.
filed 2024-11-12
CIK 1819994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 7, 2024, the registrant had 499,911,078 shares of common stock, $0.0001 par value per share, outstanding.

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
global inflation and interest rates;
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

September 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

(unaudited; in thousands, except share and per share values)

	September 30, 2024
	(unaudited)	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$292,470	$162,518
Marketable securities, current	149,919	82,255
Accounts receivable, net	22,148	35,176
Contract assets	49,461	12,951
Inventories	114,435	107,857
Prepaids and other current assets	67,066	66,949
Assets held for sale	—	9,016
Total current assets	695,499	476,722
Non-current assets:
Property, plant and equipment, net	170,983	145,409
Intangible assets, net	61,582	68,094
Goodwill	71,020	71,020
Right-of-use assets - operating leases	53,985	59,401
Right-of-use assets - finance leases	14,518	14,987
Marketable securities, non-current	61,292	79,247
Restricted cash	4,322	3,916
Deferred income tax assets, net	1,419	3,501
Other non-current assets	18,409	18,914
Total assets	$1,153,029	$941,211
Liabilities and Stockholders’ Equity
Current liabilities:
Trade payables	$42,434	$29,303
Accrued expenses	8,063	5,590
Employee benefits payable	19,335	16,342
Contract liabilities	167,129	139,338
Current installments of long-term borrowings	11,758	17,764
Other current liabilities	20,480	15,036
Total current liabilities	269,199	223,373
Non-current liabilities:
Convertible senior notes, net	344,865	—
Long-term borrowings, net, excluding current installments	46,915	87,587
Non-current operating lease liabilities	51,906	56,099
Non-current finance lease liabilities	15,042	15,238
Deferred tax liabilities	726	426
Other non-current liabilities	4,541	3,944
Total liabilities	733,194	386,667
COMMITMENTS AND CONTINGENCIES (Note 15)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares: 2,500,000,000; issued and outstanding shares: 499,700,976 and 488,923,055 at September 30, 2024 and December 31, 2023, respectively	50	49
Additional paid-in capital	1,178,828	1,176,484
Accumulated deficit	(761,356)	(623,526)
Accumulated other comprehensive income	2,313	1,537
Total stockholders’ equity	419,835	554,544
Total liabilities and stockholders’ equity	$1,153,029	$941,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$104,808	$67,661	$303,826	$184,601
Cost of revenues	76,812	52,694	224,494	148,684
Gross profit	27,996	14,967	79,332	35,917
Operating expenses:
Research and development, net	47,723	26,626	126,139	81,566
Selling, general and administrative	32,172	27,200	91,445	84,386
Total operating expenses	79,895	53,826	217,584	165,952
Operating loss	(51,899)	(38,859)	(138,252)	(130,035)
Other income (expense):
Interest expense, net	(454)	(1,413)	(2,176)	(2,843)
Loss on foreign exchange	(490)	(120)	(465)	(76)
Other income, net	1,848	1,176	3,152	3,519
Total other income (expense), net	904	(357)	511	600
Loss before income taxes	(50,995)	(39,216)	(137,741)	(129,435)
Provision for income taxes	(944)	(1,352)	(89)	(2,639)
Net loss	$(51,939)	$(40,568)	$(137,830)	$(132,074)
Other comprehensive loss, net of tax:
Foreign currency translation gain (loss)	2,026	(736)	(43)	(3,190)
Unrealized gain (loss) on available-for-sale marketable securities	1,062	117	819	(329)
Comprehensive loss	$(48,851)	$(41,187)	$(137,054)	$(135,593)
Net loss per share attributable to Rocket Lab USA, Inc.:
Basic and diluted	$(0.10)	$(0.08)	$(0.28)	$(0.28)
Weighted-average common shares outstanding:
Basic and diluted	497,701,715	484,034,071	493,976,025	480,018,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(unaudited; in thousands, except share and per share data)

	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
December 31, 2023	488,923,055	$49	$1,176,484	$(623,526)	$1,537	$554,544
Net loss	—	—	—	(44,260)	—	(44,260)
Issuance of common stock under equity plans	3,747,661	—	943	—	—	943
Stock-based compensation	—	—	14,225	—	—	14,225
Purchase of capped calls	—	—	(43,168)	—	—	(43,168)
Other comprehensive loss	—	—	—	—	(3,338)	(3,338)
March 31, 2024	492,670,716	49	1,148,484	(667,786)	(1,801)	478,946
Net loss	—	—	—	(41,631)	—	(41,631)
Issuance of common stock under equity plans	3,639,159	1	2,844	—	—	2,845
Stock-based compensation	—	—	13,156	—	—	13,156
Issuance of common stock for acquisition	190,974	—	838	—	—	838
Other comprehensive income	—	—	—	—	1,026	1,026
June 30, 2024	496,500,849	50	1,165,322	(709,417)	(775)	455,180
Net loss	—	—	—	(51,939)	—	(51,939)
Issuance of common stock under equity plans	3,200,127	—	915	—	—	915
Stock-based compensation	—	—	12,591	—	—	12,591
Other comprehensive income	—	—	—	—	3,088	3,088
September 30, 2024	499,700,976	$50	$1,178,828	$(761,356)	$2,313	$419,835

	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
December 31, 2022	475,356,517	$48	$1,112,977	$(440,955)	$1,136	$673,206
Net loss	—	—	—	(45,617)	—	(45,617)
Issuance of common stock under equity plans	2,672,625	—	771	—	—	771
Stock-based compensation	—	—	12,228	—	—	12,228
Issuance of common stock for acquisition	123,933	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(570)	(570)
March 31, 2023	478,153,075	48	1,125,976	(486,572)	566	640,018
Net loss	—	—	—	(45,889)	—	(45,889)
Issuance of common stock under equity plans	4,326,466	—	3,561	—	—	3,561
Stock-based compensation	—	—	15,688	—	—	15,688
Issuance of common stock for acquisition	123,933	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(2,330)	(2,330)
June 30, 2023	482,603,474	48	1,145,225	(532,461)	(1,764)	611,048
Net loss	—	—	—	(40,568)	—	(40,568)
Issuance of common stock under equity plans	2,816,037	1	485	—	—	486
Stock-based compensation	—	—	13,368	—	—	13,368
Issuance of common stock for acquisition	438,257	—	2,087	—	—	2,087
Other comprehensive loss	—	—	—	—	(619)	(619)
September 30, 2023	485,857,768	$49	$1,161,165	$(573,029)	$(2,383)	$585,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(unaudited; in thousands)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(137,830)	$(132,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,516	21,577
Stock-based compensation expense	39,944	43,398
(Gain) loss on disposal of assets	(2,356)	240
Loss on extinguishment of long-term debt	1,330	—
Amortization of debt issuance costs and discount	2,272	2,166
Noncash lease expense	4,437	4,062
Change in the fair value of contingent consideration	(218)	1,138
Accretion of marketable securities purchased at a discount	(2,272)	(3,399)
Deferred income taxes	2,310	644
Changes in operating assets and liabilities:
Accounts receivable, net	12,928	13,798
Contract assets	(36,510)	(3,592)
Inventories	(7,118)	(10,933)
Prepaids and other current assets	1,951	(15,819)
Other non-current assets	544	(10,712)
Trade payables	13,853	12,026
Accrued expenses	2,980	(2,187)
Employee benefits payables	3,525	5,285
Contract liabilities	27,791	25,450
Other current liabilities	4,088	(4,632)
Non-current lease liabilities	(4,321)	(3,316)
Other non-current liabilities	1,653	230
Net cash used in operating activities	(46,503)	(56,650)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and software	(45,539)	(44,293)
Proceeds on disposal of assets, net	11,756	—
Cash paid for asset acquisition	—	(16,934)
Purchases of marketable securities	(149,548)	(207,266)
Maturities of marketable securities	102,930	219,340
Net cash used in investing activities	(80,401)	(49,153)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	2,074	2,293
Proceeds from Employee Stock Purchase Plan	4,098	3,780
Proceeds from sale of employees restricted stock units to cover taxes	14,991	12,390
Minimum tax withholding paid on behalf of employees for restricted stock units	(15,169)	(12,352)
Payment of contingent consideration	—	(1,000)
Purchase of capped calls related to issuance of convertible senior notes	(43,168)	—
Proceeds from issuance of convertible senior notes	355,000	—
Repayments on Trinity Loan Agreement	(48,853)	—
Payment of debt issuance costs	(12,205)	—
Finance lease principal payments	(269)	(248)
Net cash provided by financing activities	256,499	4,863
Effect of exchange rate changes on cash and cash equivalents	763	(439)
Net increase (decrease) in cash and cash equivalents and restricted cash	130,358	(101,379)
Cash and cash equivalents, and restricted cash, beginning of period	166,434	245,871
Cash and cash equivalents, and restricted cash, end of period	$296,792	$144,492
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$14,238	$10,741
Cash paid for income taxes	480	574
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unpaid purchases of property, equipment and software	2,146	2,207
Right-of-use assets obtained in exchange for new operating lease liabilities	—	979
Common stock issued in acquisition, at fair value	838	2,087
Issuance of common stock for payment of accrued bonus	1,795	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB USA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023 AND FOR THE

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

On an ongoing basis, our management evaluates estimates and assumptions including those related to revenue recognition, contract costs, loss reserves, valuation of stock-based compensation and deferred tax valuation allowances. We based our estimates on historical data and experience, as well as various other factors that our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results could differ from these estimates and assumptions.

Other Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2024, except for the addition of accounting policies with respect to convertible senior notes and capped call transactions below. Refer to Note 2 - Significant Accounting Policies disclosed in the “Notes to Consolidated Financial Statements” in the Company’s Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 28, 2024.

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

3.
REVENUES

The following table provides information about revenue by recognition model during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues by recognition model	2024	2023	2024	2023
Point-in-time	$44,535	$30,226	$134,497	$94,558
Over-time	60,273	37,435	169,329	90,043
Total revenue by recognition model	$104,808	$67,661	$303,826	$184,601

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

The following table presents the balances related to enforceable contracts as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Contract balances
Accounts receivable, net	$22,148	$35,176
Contract assets	49,461	12,951
Contract liabilities	(167,129)	(139,338)

Changes in contract liabilities for the three months ended September 30, 2024 were as follows:

Contract liabilities, at June 30, 2024	$184,042
Customer advances received or billed	34,634
Recognition of unearned revenue	(51,547)
Contract liabilities, at September 30, 2024	$167,129

Changes in contract liabilities for the nine months ended September 30, 2024 were as follows:

Contract liabilities, at December 31, 2023	$139,338
Customer advances received or billed	169,617
Recognition of unearned revenue	(141,826)
Contract liabilities, at September 30, 2024	$167,129

The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior years during the three and nine months ended September 30, 2024 and 2023 was not material.

Backlog

The Company’s backlog represents the estimated transaction prices on performance obligations to the Company’s customers for which work remains to be performed. The amount of backlog increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of backlog when an enforceable agreement has been reached. Remaining backlog totaled $1,047,555 as of September 30, 2024, of which approximately 50% is expected to be recognized within 12 months, with the remaining 50% to be recognized beyond 12 months.

Concentration of Credit Risk and Significant Customers

As of September 30, 2024, the Company’s customers that accounted for 10% or more of the total accounts receivable, net, were:

September 30, 2024
Commercial customer A	18%
Commercial customer B	11%

For the nine months ended September 30, 2024, the Company’s customers that accounted for 10% or more of the total revenue, were as follows:

Nine Months Ended September 30, 2024
MDA Corporation	25%

Customer Financing

In connection with the signing of two separate multi-launch agreements with commercial customers, the Company entered into subordinated loan and security agreements. The commercial customers may choose to have certain milestone payments financed under the terms of the subordinated loan and security agreements. The receivables will bear no interest until the initial launch dates passes, after which interest will accrue at a fixed rate of 10.8% or 12.6%, respectively, based on the commercial customer. Principal and interest payments will be made over 12 quarterly payments from the launch date.

As of September 30, 2024, the Company had $5,600 customer financing receivable in prepaid and other currents assets and $12,467 customer financing receivable in other non-current assets on the condensed consolidated balance sheets. Customer financing interest income for the three and nine months ended September 30, 2024 was $406 and $887, respectively.

4.
CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash and cash equivalents and marketable securities consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$292,470	$162,518
Marketable securities, current	149,919	82,255
Marketable securities, non-current	61,292	79,247
Total cash and cash equivalents and marketable securities	$503,681	$324,020

As of September 30, 2024, cash equivalents and marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market accounts	$237,616	$—	$—	$237,616	$237,616	$—
Certificates of deposit	26,181	37	—	26,218	—	26,218
Commercial paper	10,961	16	—	10,977	—	10,977
Corporate debt securities	85,683	366	(4)	86,045	—	86,045
Yankee bonds	2,570	11	—	2,581	—	2,581
U.S. Treasury securities	62,098	12	(52)	62,058	—	62,058
Mortgage- and asset-backed securities	23,176	156	—	23,332	—	23,332
Total	$448,285	$598	$(56)	$448,827	$237,616	$211,211

The following table presents the Company’s marketable securities with unrealized losses by investment category and the length of time the marketable securities have been in a continuous loss position as of September 30, 2024:

	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$5,264	$(4)	$—	$—	$5,264	$(4)
U.S. Treasury securities	9,906	(6)	45,529	(46)	55,435	(52)
Total	$15,170	$(10)	$45,529	$(46)	$60,699	$(56)

The Company has not observed a significant deterioration in credit quality of these securities, which are highly rated with moderate to low credit risk. Declines in value are largely attributable to current global economic conditions. The securities continue to make timely principal and interest payments, and the fair values are expected to recover as they approach maturity. The Company does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell the securities, before the respective recoveries of their amortized cost bases, which may be maturity. As of September 30, 2024, the Company had not recognized an allowance for credit losses on any marketable securities in an unrealized loss position.

The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of September 30, 2024:

	Amortized Cost	Fair Value
Due within one year	$387,394	$387,535
Due within one to two years	60,891	61,292
Total	$448,285	$448,827

5.
FAIR VALUE OF FINANCIAL INSTRUMENTS

As of September 30, 2024 and December 31, 2023 the following financial assets and liabilities are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$237,616	$—	$—	$237,616
Marketable securities, current:
Certificates of deposit	—	26,218	—	26,218
Commercial paper	—	10,977	—	10,977
Corporate debt securities	—	54,620	—	54,620
Yankee bonds	—	2,203	—	2,203
U.S. Treasury securities	55,434	—	—	55,434
Mortgage- and asset-backed securities	—	467	—	467
Marketable securities, non-current
Corporate debt securities	—	31,425	—	31,425
Yankee bonds	—	378	—	378
U.S. Treasury securities	6,624	—	—	6,624
Mortgage- and asset-backed securities	—	22,865	—	22,865
Total	$299,674	$149,153	$—	$448,827

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$121,491	$—	$—	$121,491
Marketable securities, current:
Certificates of deposit	—	24,590	—	24,590
Commercial paper	—	10,484	—	10,484
Corporate debt securities	—	41,871	—	41,871
Yankee bonds	—	2,676	—	2,676
U.S. Treasury securities	2,633	—	—	2,633
Marketable securities, non-current
Corporate debt securities	—	10,968	—	10,968
U.S. Treasury securities	54,900	—	—	54,900
Mortgage- and asset-backed securities	—	13,380	—	13,380
Total	$179,024	$103,969	$—	$282,993
Liabilities:
Other non-current liabilities:
Contingent consideration	$—	$—	$1,056	$1,056
Total	$—	$—	$1,056	$1,056

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

There were no transfers between fair value measurement levels during the nine months ended September 30, 2024.

Convertible Senior Notes

The Company measures the fair value of its convertible senior notes on a quarterly basis for disclosure purposes. The Company considers the fair value of its convertible senior notes as of September 30, 2024 to be a Level 2 measurement due to limited trading activity of the convertible senior notes. As of September 30, 2024, the net carrying amount of the convertible senior notes was $344,865, with unamortized discount and debt issuance costs of $10,135. As of September 30, 2024, the total estimated fair value (Level 2) of the convertible senior notes was $742,827. The fair value was determined based on the closing trading price of the convertible senior notes as of the last day of trading for the period.

6.
INVENTORIES

Inventories as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Raw materials	$43,360	$45,062
Work in process	65,193	53,628
Finished goods	5,882	9,167
Total inventories	$114,435	$107,857

7.
PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Prepaid expenses and deposits	$50,324	$48,031
Government grant receivables	5,812	9,940
Customer financing receivables	5,600	3,733
Other current assets	5,330	5,245
Total prepaids and other current assets	$67,066	$66,949

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

On June 6, 2024, the Company sold the remaining held for sale helicopter to a purchaser unaffiliated with the Company, for $12,030 before closing costs and holdbacks. The Company recognized a gain on sale of assets related to the sale of the helicopter and spare parts of $2,056 included in other income, net in the condensed consolidated statements of operations and comprehensive loss during the nine months ended September 30, 2024.

9.
Property, plant and equipment, NET

Property, plant and equipment, net, as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Buildings and improvements	$67,757	$59,730
Machinery, equipment, vehicles and office furniture	98,193	82,973
Computer equipment, hardware and software	15,446	11,624
Launch site assets	15,283	14,193
Construction in process	37,538	25,999
Property, plant and equipment—gross	234,217	194,519
Less accumulated depreciation and amortization	(63,234)	(49,110)
Property, plant and equipment—net	$170,983	$145,409

Depreciation expense recorded in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2024 and 2023 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation expense	2024	2023	2024	2023
Cost of revenues	$2,443	$2,084	$8,109	$6,374
Research and development	1,511	1,166	3,943	3,010
Selling, general and administrative	690	832	1,993	1,613
Total depreciation expense	$4,644	$4,082	$14,045	$10,997

10.
Goodwill and Intangible assets, NET

Goodwill

The carrying amount of goodwill for the Space Systems reportable segment was $71,020 as of September 30, 2024 and December 31, 2023.

Intangible Assets

The components of intangible assets consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Developed Technology	$56,365	$(21,795)	$34,570
Capitalized software	14,199	(9,619)	4,580
Customer relationships	16,123	(4,187)	11,936
Trademarks and tradenames	10,104	(2,408)	7,696
Backlog	3,491	(3,491)	—
Other	1,314	(514)	800
Indefinite-Lived Intangible Assets
In-process Technology	2,000	—	2,000
Total	$103,596	$(42,014)	$61,582

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Developed Technology	$56,065	$(16,649)	$39,416
Capitalized software	11,690	(7,454)	4,236
Customer relationships	16,135	(3,234)	12,901
Trademarks and tradenames	10,106	(1,789)	8,317
Backlog	3,491	(3,366)	125
Other	1,222	(423)	799
Indefinite-Lived Intangible Assets
In-process Technology	2,300	—	2,300
Total	$101,009	$(32,915)	$68,094

Amortization expense recorded in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2024 and 2023, respectively consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$1,780	$1,775	$5,332	$5,335
Research and development	13	13	36	79
Selling, general and administrative	1,204	1,462	3,720	4,395
Total amortization expense	$2,997	$3,250	$9,088	$9,809

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2024:

2024 (for the remaining period)	$3,840
2025	9,950
2026	9,794
2027	8,792
2028	7,774
Thereafter	19,432
Total	$59,582

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

The Notes accrue interest at a rate of 4.250% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2024. The Notes mature on February 1, 2029, unless earlier converted, redeemed or repurchased. Before November 1, 2028, noteholders have the right to convert their Notes only during the following circumstances: (i) during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, (ii) during the five consecutive business day period after any 10 consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day, (iii) upon the occurrence of certain corporate events or distributions specified in the Indenture or (iv) if the Company calls such Notes for redemption. From and after November 1, 2028, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 195.1029 shares of common stock per $1 principal amount of Notes, which represents an initial conversion price of approximately $5.13 per share of common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of September 30, 2024, the Notes were not convertible at the option of the holder.

As of September 30, 2024, there was $355,000 outstanding under the Notes, before unamortized discount and debt issuance costs of $10,135. As of September 30, 2024, the effective interest rate under the Notes was 5.0%.

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

On February 8, 2024, the Company paid off all obligations under the Blanket Lien Draw in the amount of $38,778, which includes principal, unpaid interest and legal fees, resulting in a loss on extinguishment of debt of $1,330 for the nine months ended September 30, 2024.

As of September 30, 2024, there was $61,152 outstanding under the Trinity Loan Agreement, before unamortized discount and debt issuance costs of $2,479, of which $11,758 is classified as current installments of long-term borrowings in the Company’s condensed consolidated balance sheets, with the remainder classified as long-term borrowings, net, excluding current installments. As of September 30, 2024, the effective interest rate under the Trinity Loan Agreement was 14.9%. The Company is required to pay an end of term charge of $700 upon repayment of the Effective Date Draw.

The future principal payments under the Trinity Loan Agreement as of September 30, 2024 were as follows:

2024 (for the remaining period)	$2,871
2025	12,045
2026	13,652
2027	15,474
2028	17,110
Total	$61,152

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

13.
STOCK-BASED COMPENSATION

Equity Incentive Plans

The Company has a single active equity incentive plan, the Rocket Lab 2021 Stock Option and Incentive Plan (the “2021 Plan”), with the objective of attracting and retaining available employees and directors by providing stock-based and other performance-based compensation. The 2021 Plan provides for the grant of equity awards to officers, employees, directors and other key employees as well as service providers which include incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards, restricted stock units or any combination of the foregoing any of which may be performance based, as determined by the Company’s Compensation Committee. An aggregate of 59,875,000 shares were initially reserved for the issuance of awards under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan automatically increases each January 1, beginning on January 1, 2022, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. The Company was authorized to issue up to 115,888,766 shares of common stock as equity awards to participants under the 2021 Plan as of September 30, 2024. There were 92,990,555 shares of common stock available for grant as of September 30, 2024.

The Rocket Lab 2013 Stock Option and Grant Plan (the “2013 Plan”) was terminated, and accordingly, no shares are available for future issuance under the 2013 Plan following the closing of the Company’s business combination with Vector Acquisition Corporation in 2021. The 2013 Plan will continue to govern outstanding awards granted thereunder.

Total stock-based compensation recorded in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2024 and 2023 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock-based compensation	2024	2023	2024	2023
Cost of revenues	$3,029	$3,182	$10,205	$10,325
Research and development	4,626	6,219	13,660	17,893
Selling, general and administrative	5,241	4,697	16,079	15,180
Total stock-based compensation expense	$12,896	$14,098	$39,944	$43,398

Options

Options issued to all optionees under the 2013 Plan vest over four years from the date of issuance (or earlier vesting start date, as determined by the board of directors) as follows: 25% on the first anniversary of date of grant and the remaining vest monthly over the remaining vesting term. All options had vested as of September 30, 2024.

Restricted Stock Units

During the nine months ended September 30, 2024 and 2023, the Company granted 16,677,693 and 10,196,987 restricted stock units, respectively, to certain key employees pursuant to the 2021 Plan. The time-based service vesting condition is generally satisfied over periods of approximately four years as the employees provide service.

As of September 30, 2024, the total unrecognized compensation expense related to unvested performance-based restricted stock units granted under the 2013 Plan and 2021 Plan was $115,008 and will be recognized upon vesting.

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

During the nine months ended September 30, 2024 and 2023, 728,183 shares and 681,018 shares of common stock were issued under the 2021 ESPP, respectively. As of September 30, 2024, 20,928,834 shares remain available for issuance under the 2021 ESPP. Total ESPP stock-based compensation recorded in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 was $409 and $2,069, respectively. Total ESPP stock-based compensation recorded in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 was $423 and $1,819, respectively. As of September 30, 2024, the total unrecognized compensation expense related to the 2021 ESPP was $378 and will be recognized over the remaining offering period.

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

The provision for contract losses outstanding as of September 30, 2024, which primarily is related to the solar panel module agreement, was $6,696 included in other current liabilities in the Company’s condensed consolidated balance sheets.

16.
INCOME TAXES

Income tax provision and the effective tax rate for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Provision for income taxes	$(944)	$(1,352)	$(89)	$(2,639)
Effective tax rate	(1.9)%	(3.4)%	(0.1)%	(2.0)%

The tax provisions for the three and nine months ended September 30, 2024 and 2023 were computed using the estimated effective tax rates projected to be applicable for domestic and international taxable jurisdictions for the full year as adjusted for discrete items arising during each quarter.

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

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the if-converted method, whichever is more dilutive. Potentially dilutive shares are comprised of restricted stock units and stock options. For the three and nine months ended September 30, 2024 and 2023, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net loss attributable to common stockholders-basic and diluted	$(51,939)	$(40,568)	$(137,830)	$(132,074)
Denominator
Weighted average common shares outstanding-basic and diluted	497,701,715	484,034,071	493,976,025	480,018,578
Net loss per share attributable to common stockholders-basic and diluted	$(0.10)	$(0.08)	$(0.28)	$(0.28)

The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	September 30,
	2024	2023
Stock options and restricted stock units	31,518,080	29,014,807
Common stock warrants	728,835	—
Shares underlying our convertible senior notes	69,261,530	—

18.
SEGMENTS

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company manages its business primarily based upon two operating segments, Launch Services and Space Systems. Each of these operating segments represents a reportable segment. Launch Services provides launch and launch related services to customers on a dedicated mission or ride share basis. Space Systems is comprised of spacecraft engineering and design services, spacecraft components, spacecraft manufacturing and on-orbit mission operations. Although many of the Company’s contracts with customers contain elements of Space Systems and Launch Services, each reporting segment is managed separately to better align with customer’s needs and the Company’s growth plans. The chief operating decision maker evaluates the performance of its reportable segments based on gross profit. For contracts with customers that contain both Space Systems and Launch Services elements, revenues for each reporting segment are generally allocated based upon the overall costs incurred for each of the reporting segments in comparison to total overall costs of the contract. The following table shows information by reportable segment for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024		2023
	Launch Services	Space Systems	Launch Services	Space Systems
Revenues	$20,950	$83,858	$21,316	$46,345
Cost of revenues	14,988	61,824	15,531	37,163
Gross profit	$5,962	$22,034	$5,785	$9,182

	Nine Months Ended September 30,
	2024		2023
	Launch Services	Space Systems	Launch Services	Space Systems
Revenues	$83,026	$220,800	$63,432	$121,169
Cost of revenues	60,886	163,608	53,364	95,320
Gross profit	$22,140	$57,192	$10,068	$25,849

Management does not regularly review either reporting segment’s total assets or operating expenses. This is because in general, the Company’s long-lived assets, facilities, and equipment are shared by each reporting segment.

19.
RELATED PARTY TRANSACTIONS

As of September 30, 2024 and December 31, 2023, there are no amounts due to or from related parties.

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

Electron is our orbital small launch vehicle that was designed from the ground up to accommodate a high launch rate business model to meet the growing and dynamic needs of our customers for small launch services. Since its maiden launch in 2017, Electron has become the leading small spacecraft launch vehicle delivering 197 spacecraft to orbit for government and commercial customers across 49 successful missions through September 30, 2024. In 2023, Electron was the second most frequently orbital launched rocket by companies operating in the United States and maintained Rocket Lab as the fourth most frequent orbital launcher globally. Our launch services program has seen us develop many industry-leading innovations, including 3D printed electric turbo-pump rocket engines, fully carbon composite first stage fuel tanks, a private orbital launch complex, a rocket stage that can be configured to convert into a highly capable spacecraft on orbit, and the potential ability to successfully recover a stage from space, providing a path to reusability.

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

Recent Developments

Neutron Update

We have made significant progress across Neutron’s structures and infrastructure, including the completion of construction on the rocket’s Assembly, Integration, and Test (A.I.T.) facility in Virginia. We have doubled engine testing cadence for Archimedes over the quarter at Rocket Lab’s engine test site in Mississippi, alongside strong production execution at our Engine Development Complex in California which included multiple engines manufactured, assembled, and shipped for engine testing. We signed a launch service agreement for two dedicated Neutron launches with a confidential commercial satellite constellation customer.

Key Metrics and Select Financial Data

We monitor the following key financial and operational metrics that assist us in evaluating our business, measuring our performance, identifying trends and making strategic decisions.

Launch Vehicle Build-Rate and Launch Cadence

We built approximately eight launch vehicles 2021, approximately 12 launch vehicles in 2022 and approximately 11 launch vehicles in 2023. We built approximately 10 launch vehicles through the nine months ended September 30, 2024. We launched six vehicles in 2021, nine vehicles in 2022 and ten vehicles in 2023. We have launched 11 vehicles through the nine months ended September 30, 2024 and launched 12 vehicles through November 12, 2024. Growth rates between launches and total launch service revenue are not perfectly correlated because our total revenue is affected by other variables, such as the revenue per launch, which can vary considerably based on factors such as unique orbit and insertion requirements, payload handling needs, launch location, time sensitivity of mission completion and other factors. We believe that the growth in our build rate and launch rate is a positive indicator of our ability to scale our launch operations.

Revenue Growth

Three Months Ended September 30, 2024 and 2023

We generated $104.8 million and $67.7 million in revenue for the three months ended September 30, 2024 and 2023, respectively, representing a year-on-year increase in revenue of approximately 55%. This year-on-year increase primarily resulted from space systems revenue growth of $37.5 million, offset by a decrease in launch revenue of $0.4 million due to a lower revenue per launch.

Nine Months Ended September 30, 2024 and 2023

We generated $303.8 million and $184.6 million in revenue for the nine months ended September 30, 2024 and 2023, respectively, representing a year-on-year increase in revenue of approximately 65%. This year-on-year increase primarily resulted from space systems revenue growth of $99.6 million and launch revenue growth of $19.6 million due to a higher launch cadence with 11 launch missions completed in the nine months ended September 30, 2024, versus nine launch missions completed in the nine months ended September 30, 2023 and higher revenue value per launch.

Revenue and Cost Value Per Launch

Revenue and cost value per launch represents the average revenue and cost per launch contract attributable to launches that occurred during a period. Revenue and cost value per launch can be a useful metric to provide insight into general competitiveness and price sensitivity in the marketplace. Revenue and cost value per launch can vary considerably, based on factors such as unique orbit and insertion requirements, payload handling needs, launch location, time sensitivity of mission completion and other factors, and as such may not provide absolute clarity with regards to pricing and competitive dynamics in the marketplace.

Three Months Ended September 30, 2024 and 2023

In the three months ended September 30, 2024 and 2023, our revenue value per launch was $7.0 million and $7.1 million, respectively. Meanwhile, cost per launch for the three months ended September 30, 2024 and 2023 was $5.0 million and $5.2 million, respectively.

Nine Months Ended September 30, 2024 and 2023

In the nine months ended September 30, 2024 and 2023, our revenue value per launch was $7.5 million and $7.0 million, respectively. Meanwhile, cost per launch was $5.5 million and $6.6 million for the nine months ended September 30, 2024 and 2023, respectively, excluding a $2.1 million benefit from non-recurring employee retention credit to Launch Services cost of revenue and a $4.1 million benefit from non-recurring reversal of provision made for contract losses that were credited to Launch Services cost of revenue in the in the nine months ended September 30, 2023.

Backlog

Backlog represents future revenues that we would recognize in connection with the completion of all contracts and purchase orders that have been entered into by our customers but have not yet been fulfilled, excluding any customer options for future products or services that have not yet been exercised. Contracts for launch services and spacecraft builds typically include termination rights that may be exercised by customers upon advanced notice and payment of a specified termination fee. Our backlog increased from $1,046.1 million as of December 31, 2023 to $1,047.6 million as of September 30, 2024, of which $326.4 million is related to Launch Services and $721.2 million is related to Space Systems. The increase was primarily a result of bookings during the period, partially offset by recognizing revenue on contracts during the period.

Key Factors Affecting Our Performance

Ability to sell additional launch services, space systems service and spacecraft components to new and existing customers

Our results will be impacted by our ability to sell our launch services, space systems services, and spacecraft components to new and existing customers. We have successfully launched Electron 49 times delivering 197 spacecraft to orbit, including one suborbital launch, through September 30, 2024. We have flight hardware and spacecraft that have flown on over 1,700 missions, including legacy missions enabled by Sinclair Interplanetary (acquired April 2020), Advanced Space Solutions, Inc (acquired October 2021), Planetary Space Corporation (acquired November 2021) and SolAero Technologies (acquired January 2022). Our growth opportunity is dependent on our ability to expand our addressable launch services market with larger volumetric and higher mass payload capabilities of our in-development medium-capacity Neutron launch vehicle, which will address large commercial and government constellation launch opportunities. Our growth opportunity is also dependent on our ability to win spacecraft constellation missions and expand our portfolio of strategic spacecraft components. Our ability to sell additional products to existing customers is a key part of our success, as follow-on purchases indicate customer satisfaction and decrease the likelihood of competitive substitution. To sell additional products and services to new and existing customers, we will need to continue to invest significant resources in our products and services.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table sets forth our consolidated statements of operations information and data as a percentage of revenue for the three months ended September 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended September 30,
	2024		2023
	$	%	$	%
Revenues	$104,808	100.0%	$67,661	100.0%
Cost of revenues	76,812	73.3%	52,694	77.9%
Gross profit	27,996	26.7%	14,967	22.1%
Operating expenses:
Research and development, net	47,723	45.5%	26,626	39.4%
Selling, general and administrative	32,172	30.7%	27,200	40.2%
Total operating expenses	79,895	76.2%	53,826	79.6%
Operating loss	(51,899)	(49.5)%	(38,859)	(57.5)%
Other income (expense):
Interest expense, net	(454)	(0.4)%	(1,413)	(2.1)%
Loss on foreign exchange	(490)	(0.5)%	(120)	(0.2)%
Other income, net	1,848	1.8%	1,176	1.7%
Total other income (expense), net	904	0.9%	(357)	(0.6)%
Loss before income taxes	(50,995)	(48.6)%	(39,216)	(58.1)%
Provision for income taxes	(944)	(0.9)%	(1,352)	(2.0)%
Net loss	$(51,939)	(49.5)%	$(40,568)	(60.1)%

Revenues

	Three Months Ended September 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Revenues	$104,808	$67,661	$37,147	55%

Revenue increased by $37.1 million, or 55%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Space systems revenue was $83.9 million for the three months ended September 30, 2024, an increase of $37.5 million, or 81%, primarily due to spacecraft manufacturing growth. Launch Services revenue was $21.0 million for the three months ended September 30, 2024, a decrease of $0.4 million, or 2%, primarily due to a lower revenue per launch in the three months ended September 30, 2024 versus the three months ended September 30, 2023.

Cost of Revenues

	Three Months Ended September 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Cost of revenues	$76,812	$52,694	$24,118	46%

Cost of revenues increased by $24.1 million, or 46%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Space systems cost of revenue was $61.8 million in the three months ended September 30, 2024, an increase of $24.7 million, or 66%, primarily due to spacecraft manufacturing growth. Launch Services cost of revenues was $15.0 million in the three months ended September 30, 2024, a decrease of $0.5 million, or 3%, primarily due to a lower cost per launch.

Research and Development, Net

	Three Months Ended September 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Research and development, net	$47,723	$26,626	$21,097	79%

Research and development expense increased by $21.1 million, or 79%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to Neutron development progress, increased staff cost as a result of hiring and prototype spend focused on expanding our spacecraft and spacecraft components product portfolio.

Selling, General and Administrative

	Three Months Ended September 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Selling, general and administrative	$32,172	$27,200	$4,972	18%

Selling, general and administrative expense increased by $5.0 million, or 18%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to increased staff and staff related expenses to support revenue growth.

Interest Expense, Net

	Three Months Ended September 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Interest expense, net	$(454)	$(1,413)	$959	(68)%

Interest expense, net of interest income decreased by $1.0 million, or 68%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to an increase of interest income from increased money market account balances and decreased interest expense on secured borrowings, partially offset by interest expense incurred on senior convertible notes.

Loss on Foreign Exchange

	Three Months Ended September 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Loss on foreign exchange	$(490)	$(120)	$(370)	308%

Loss on foreign exchange increased by $0.4 million, or 308%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to fluctuations on the foreign exchange rates of the New Zealand Dollar and Canadian Dollar as compared to the U.S. Dollar.

Other Income, Net

	Three Months Ended September 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Other income, net	$1,848	$1,176	$672	57%

Other income increased by $0.7 million, or 57%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to a $1.2 million gain on disposal of assets.

Provision for Income Taxes

	Three Months Ended September 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Provision for income taxes	$(944)	$(1,352)	$408	(30)%

We recorded income tax expense of $0.9 million for the three months ended September 30, 2024 and income tax expense of $1.4 million for the three months ended September 30, 2023. The effective tax rate was (1.9)% for the three months ended September 30, 2024, compared to (3.4)% for the three months ended September 30, 2023. The effective tax rate differs from the federal statutory rate due primarily to a full valuation allowance against our U.S. deferred tax assets, as well as the impact of discrete items that may occur in any given year but which are not consistent from year-to-year.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table sets forth our consolidated statements of operations information and data as a percentage of revenue for the nine months ended September 30, 2024 and 2023 (in thousands, except percentages):

	Nine Months Ended September 30,
	2024		2023
	$	%	$	%
Revenues	$303,826	100.0%	$184,601	100.0%
Cost of revenues	224,494	73.9%	148,684	80.5%
Gross profit	79,332	26.1%	35,917	19.5%
Operating expenses:
Research and development, net	126,139	41.5%	81,566	44.2%
Selling, general and administrative	91,445	30.1%	84,386	45.7%
Total operating expenses	217,584	71.6%	165,952	89.9%
Operating loss	(138,252)	(45.5)%	(130,035)	(70.4)%
Other income (expense):
Interest expense, net	(2,176)	(0.7)%	(2,843)	(1.5)%
Loss on foreign exchange	(465)	(0.2)%	(76)	0.0%
Other income, net	3,152	1.0%	3,519	1.9%
Total other income, net	511	0.1%	600	0.4%
Loss before income taxes	(137,741)	(45.4)%	(129,435)	(70.0)%
Provision for income taxes	(89)	—	(2,639)	(1.4)%
Net loss	$(137,830)	(45.4)%	$(132,074)	(71.4)%

Revenues

	Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Revenues	$303,826	$184,601	$119,225	65%

Revenue increased by $119.2 million, or 65%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Space systems revenue was $220.8 million for the nine months ended September 30, 2024, an increase of $99.6 million, or 82%, primarily due to spacecraft manufacturing growth. Launch Services revenue was $83.0 million for the nine months ended September 30, 2024, an increase of $19.6 million, or 31%, primarily due to a higher launch cadence with 11 launch missions completed in the nine months ended September 30, 2024, versus nine launch missions completed in the nine months ended September 30, 2023 and higher revenue value per launch.

Cost of Revenues

	Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Cost of revenues	$224,494	$148,684	$75,810	51%

Cost of revenues increased by $75.8 million, or 51%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Space systems cost of revenue was $163.6 million for the nine months ended September 30, 2024, an increase of $68.3 million, or 72%, primarily due to spacecraft manufacturing growth. Launch Services cost of revenues was $60.9 million for the nine months ended September 30, 2024, an increase of $7.5 million, or 14%, primarily due to the higher launch cadence referenced above. Cost of revenues for the nine months ended September 30, 2024 decreased to 74% of total revenue as compared to 81% during the nine months ended September 30, 2023.

Research and Development, Net

	Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Research and development, net	$126,139	$81,566	$44,573	55%

Research and development expense increased by $44.6 million, or 55%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to Neutron development progress, increased staff cost as a result of hiring and prototype spend focused on expanding our spacecraft and spacecraft components product portfolio.

Selling, General and Administrative

	Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Selling, general and administrative	$91,445	$84,386	$7,059	8%

Selling, general and administrative expense increased by $7.1 million, or 8%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to increased staff and staff related expenses to support revenue growth.

Interest Expense, Net

	Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Interest expense, net	$(2,176)	$(2,843)	$667	(23)%

Interest expense, net of interest income decreased by $0.7 million, or 23%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to an increase of interest income from increased money market account balances and decreased interest expense on secured borrowings, partially offset by interest expense incurred on senior convertible notes.

Loss on Foreign Exchange

	Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Loss on foreign exchange	$(465)	$(76)	$(389)	512%

Loss on foreign exchange increased by $0.4 million, or 512%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to fluctuations on the foreign exchange rates of the New Zealand Dollar and Canadian Dollar as compared to the U.S. Dollar.

Other Income, Net

	Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Other income, net	$3,152	$3,519	$(367)	(10)%

Other income decreased by $0.4 million, or 10%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to a loss on extinguishment of $1.3 million and a decrease in accretion of marketable securities purchased at a discount, partially offset by a $2.4 million gain on disposal of assets.

Provision for Income Taxes

	Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Provision for income taxes	$(89)	$(2,639)	$2,550	(97)%

We recorded income tax expense of $0.1 million for the nine months ended September 30, 2024 and income tax expense of $2.6 million for the nine months ended September 30, 2023. The effective tax rate was (0.1)% for the nine months ended September 30, 2024, compared to (2.0)% for the nine months ended September 30, 2023. The effective tax rate differs from the federal statutory rate due primarily to a full valuation allowance against our U.S. deferred tax assets, as well as the impact of discrete items that may occur in any given year but which are not consistent from year-to-year.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, convertible senior notes, term note debt, research and development grant proceeds, and cash flows from the sale of our products and services. As of September 30, 2024, we had $292.5 million of cash and cash equivalents and $211.2 million of marketable securities. Our primary requirements for liquidity and capital are for investment in new products and technologies, the expansion of existing manufacturing facilities, working capital, debt service, acquisitions of complementary businesses, products or technologies and general corporate needs.

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

Material Cash Requirements

As of September 30, 2024, we had outstanding $416.2 million in aggregate principal amount of indebtedness under our convertible senior notes and equipment financing agreement, of which $11.8 million was scheduled to become due in the following twelve months. As of September 30, 2024, our total minimum lease payments was $103.0 million, of which $10.6 million is due in the following twelve months. For details regarding our indebtedness and lease obligations at September 30, 2024, refer to Note 11, Loan Agreements, and Note 14, Leases, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Our capital expenditures for the nine months ended September 30, 2024 were $45.5 million. Our future capital requirements will depend on many factors, including our launch cadence, traction in the market with our space systems offerings, the expansion of sales and marketing activities, the timing and extent of spending to support product development efforts, the introduction of new and enhanced products, the continuing market adoption of our products, the timing and extent of additional capital expenditures to invest in existing and new office spaces and the number of acquisitions of complementary businesses, products or technologies we pursue, if any. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued product innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.

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

Indebtedness

As of September 30, 2024, there was $355.0 million outstanding under our 4.250% Convertible Senior Notes due 2029, before unamortized discount and debt issuance costs of $10.1 million. In addition, as of September 30, 2024, there was $61.2 million outstanding under the Trinity Loan Agreement, before unamortized discount and debt issuance costs of $2.5 million.

See Note 11 of Item 1 for additional information on our outstanding loan agreements.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(46,503)	$(56,650)
Investing activities	(80,401)	(49,153)
Financing activities	256,499	4,863
Effect of exchange rate changes	763	(439)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$130,358	$(101,379)

Cash Flows from Operating Activities

Net cash used in operating activities was $46.5 million for the nine months ended September 30, 2024 and consisted of $137.8 million in net loss, $70.0 million in non-cash activities and $21.4 million in cash provided by operating assets and liabilities. Included in the non-cash activities are $39.9 million in stock-based compensation expense and $24.5 million in depreciation and amortization. Included in the cash provided by operating assets and liabilities are $27.8 million in contract liabilities, $13.9 million in trade payables, $12.9 million in accounts receivable, net, offset by cash used in operating assets and liabilities including $36.5 million in contract assets and $7.1 million in inventories.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2024 of $80.4 million was primarily driven by $46.6 million of net cash used in investing activities related to purchases and maturities of marketable securities and $45.5 million of capital equipment and infrastructure investments, partially offset by $11.8 million of proceeds on disposal of assets, net primarily related to the sale of a helicopter.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2024 of $256.5 million was primarily related to $355.0 million of proceeds from the issuance of convertible senior notes, partially offset by $48.9 million of repayments on Trinity Loan Agreement, $43.2 million purchase of capped calls related to the issuance of convertible senior notes and $12.2 million of debt issuance costs.

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

Interest Rate Risk

As of September 30, 2024, we had cash and cash equivalents of $292.5 million, comprised primarily of operating accounts and money market instruments and $211.2 million invested in marketable securities, comprised of commercial paper, corporate debt securities, bank certificates of deposit, U.S. Treasury bills and notes and asset backed securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
10.1*‡	Rocket Lab USA, Inc. Amended and Restated Non-Employee Director Compensation Policy.

10.2

Employment Agreement, dated September 6, 2024, between Rocket Lab USA, Inc. and Frank Klein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Rocket Lab USA, Inc. on September 10, 2024).

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

ROCKET LAB USA, INC.

November 12, 2024	By:	/s/ Peter Beck
Peter Beck
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

November 12, 2024	By:	/s/ Adam Spice
Adam Spice
Chief Financial Officer
(Principal Financial and Accounting Officer)