Form 10-K
period 2024-12-31
Rocket Lab USA, Inc.
filed 2025-02-27
CIK 1819994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-39560
______________________________________________________
ROCKET LAB USA, INC.
(Exact name of Registrant as specified in its Charter)
______________________________________________________

Delaware	98-1550340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3881 McGowen Street Long Beach, California	90808
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (714) 465-5737
______________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RKLB	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,732.3 million (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each other person who may be deemed to be an affiliate of the registrant have been excluded from the computation. This determination of affiliate status with respect to the foregoing calculation is not necessarily a conclusive determination for other purposes.
As of February 21, 2025, the registrant had 453,545,095 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required by Part III of this Form 10-K is incorporated by reference to the registrant’s proxy statement or the Proxy Statement, for the 2025 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

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
•Our ability to effectively manage future growth and achieve operational efficiencies;
•any inability of us to operate our Electron Launch Vehicle (“Electron”) at its anticipated launch rate, including due to any government action related to launch failure and our ability to operate, could adversely impact our business, financial condition and results of operations;
•our inability to develop our Neutron Launch Vehicle (“Neutron”) or significant delays in developing Neutron could adversely impact our business, financial condition and results of operations;
•our inability to utilize our launch pads at our private launch complex in Mahia, New Zealand or at NASA’s Wallops Flight Facility, at Wallops Island, Virginia with sufficient frequency to support our launch cadence and future related revenue growth expectations;
•our spacecraft, space systems or space system components failing to operate as intended could have a material adverse effect on our business, financial condition and results of operations;
•changes in the competitive and highly regulated industries in which we operate, variations in operating performance across competitors, changes in laws and regulations affecting our business and changes in our capital structure;
•changes in governmental policies, priorities, regulations, mandates or funding for programs in which we or our customers participate, which could negatively impact our business;
•loss of, or default by, one or more of our key customers or inability of customers to fund contractual commitments, which could result in a decline in future revenues, cancellation of contracted launches or space systems orders or termination or default of existing agreements;
•the inability to comply with, and costs associated with complying, any applicable regulations, and specifically, U.S. government contract regulations, which could result in loss of contract opportunities, contract modifications or termination, assessment of penalties and fines, and suspension or debarment from U.S. government contracting or subcontracting;
•success in retaining or recruiting, or changes required in, officers, key employees or directors, and our ability to attract and retain key personnel, including Peter Beck, our President, Chief Executive Officer and Chairman;
•defects in or failure of our products to operate in the expected manner, including any launch failure, which could result in a loss of revenue, impact our business, prospects and profitability, increase our insurance rates and damage our reputation and ability to obtain future customers;
•inability or failure to protect intellectual property;
•disruptions in the supply of key raw materials or components used to produce our products or increases in prices of raw materials;
•the ability to implement our business plans, forecasts and other expectations, including the integration of recently acquired businesses, and to identify and realize additional opportunities;
i

•the diversion of management’s attention and consumption of resources as a result of acquisitions of other companies and success in integrating and otherwise achieving the benefits of recent and potential acquisitions;
•our inability to effectively integrate or benefit from recently purchased assets or businesses;
•global inflation and interest rates;
•impacts of the wars in Ukraine or Israel or other global conflicts;
•fluctuations in foreign exchange rates;
•the risk of downturns in government and commercial launch services and spacecraft industries;
•our ability to anticipate changes in the markets for rocket launch services, mission services, spacecraft and spacecraft components;
•the inability or failure to comply with contractual requirements or covenants;
•failure to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;
•any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks; and
•other factors detailed under the section of this Annual Report on Form 10-K entitled “Risk Factors.”
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
You should also note that we may announce material business and financial information to our investors using our website (including at https://investors.rocketlabusa.com), filings with the SEC, webcasts, press releases, and conference calls. We use these mediums, as well as our official corporate accounts on social media outlets such as X (formerly Twitter), Facebook, LinkedIn, Instagram, Bluesky and YouTube, to broadcast our launches and other significant events, and to communicate with the public about our company, our products, and other matters. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website and through our other official social media channels. The information contained on, or that can be accessed through, our website or our social media channels is not a part of this Annual Report on Form 10-K.
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
As one of select few commercial companies delivering regular access to orbit, our proven launch vehicle, spacecraft technology and global infrastructure uniquely position us to grow in this dynamic market. Advances in technologies, materials and components have led to miniaturization of spacecraft and a significant reduction in cost and time-to-market, concurrent with the increase in demand for space applications such as communications, remote sensing, Earth observation, meteorology and navigation. We provide customers with frequent, reliable and cost-effective access to orbit for this new generation of small spacecraft with Electron, a fully carbon composite launch vehicle powered by Rutherford, our electric turbopump 3D printed engines. Since our first Electron launch in 2017 through December 31, 2024, we have delivered over 200 spacecraft to space across 54 successful orbital missions for commercial and government customers, including the United States (“U.S.”) Department of Defense (“DoD”), the National Aeronautics and Space Administration (“NASA”), the Defense Advanced Research Projects Agency (“DARPA”), the National Reconnaissance Office (“NRO”), and a number of domestic and international commercial spacecraft operators including Blacksky Holdings, Canon, Kinéis, Capella Space, Planet, OHB Group and Synspective. In 2024, Electron was the second most frequently launched orbital rocket by companies operating in the United States and the second most frequent orbital launcher globally.
Rocket Lab’s frequent launch cadence has been enabled through innovative manufacturing techniques for Electron, including 3D printing and automation, but production is only part of the formula for frequent and reliable launch. We believe our launch infrastructure is a key part of our success. We currently operate a private launch complex located in Mahia, New Zealand, which we refer to as Launch Complex 1 (“LC-1”). This launch complex is supported by a bi-lateral treaty between the United States and New Zealand governments that enables us to use U.S. launch and spacecraft technology for launches at LC-1 that otherwise would not be permitted for launches from foreign soil. This treaty provides us with a competitive advantage over other companies launching rockets from outside the U.S. that do not have the benefit of such a treaty. Additionally, by operating our own private launch complex, we do not have to share the launch complex with other launch providers and, subject to obtaining required regulatory clearances for launches, we have complete control over launch schedule and availability. LC-1 serves as our high-volume launch complex, with two launch pads capable of supporting up to 120 missions every year. We also operate a dedicated launch pad at NASA’s Wallops Flight Facility, at Wallops Island, Virginia, which we refer to as Launch Complex 2 (“LC-2”). LC-2 can support 24-hour rapid call-up capability for defense needs and urgent constellation replenishment and is currently licensed to launch 9 missions per year. We are currently constructing a dedicated launch pad located at the Mid-Atlantic Regional Spaceport within the NASA Wallops Flight Facility in Wallops Island, Virginia as a third launch complex, which we refer to as Launch Complex 3 (“LC-3”). LC-3 is being developed to receive and integrate Neutron launch vehicles to the Neutron launch pad.
Building on our strong foundation with Electron, we are now developing our Neutron launch vehicle. We anticipate Neutron will have a payload capacity of approximately 15,000 kg for expendable launches to low Earth orbit and support lighter payloads for reusable configurations and into higher orbits. Neutron is tailored for large constellation deployments, interplanetary missions and potentially for human spaceflight. We expect constellation missions to make up an increasing percentage of small spacecraft launched, versus bespoke or one-off missions. As such, Neutron will be an important part of our end-to-end space solution as it is tailored to meet demand from this growing market.
Consistent with our endeavor to provide end-to-end space solutions for our customers, Rocket Lab has expanded beyond launch services into space systems, delivering spacecraft design services, spacecraft components, spacecraft manufacturing and other spacecraft and on-orbit management solutions that make it faster, easier and more affordable to access space. Our space systems business utilizes our launch services, merchant spacecraft components, spacecraft design services, our family of spacecraft products, partnerships with global ground network service providers, as well as our own ground station network, and on-orbit constellation management capabilities to provide customers complete solutions that encompass spacecraft design, build, launch and on-orbit operations.

Our Competitive Strengths
•Flight Heritage – First Mover Advantage: Electron is the first small launch vehicle to establish frequent and reliable access to space with 54 successful orbital missions and over 200 spacecraft deployed through December 31, 2024, and 56 successful missions as of February 27, 2025. Successfully reaching orbit repeatedly and delivering mission success across more than seven years of launches demonstrates Electron as a mature launch vehicle, and showcases Rocket Lab’s sophisticated team and robust manufacturing infrastructure and processes. We believe this gives us a significant competitive advantage over new and less-established market entrants to secure Rocket Lab both higher volume and market share and increasingly higher-value missions.
•Unique Technologies: We have innovated around key launch vehicle and spacecraft features and capabilities, including:
◦Carbon composite tanks and structures, delivering substantial mass-savings while maintaining high structural integrity;
◦An electric, turbo-pump-fed rocket engine that delivers high-performance while removing the complexity associated with traditional gas generator cycle engines;
◦We believe we were the first company to 3D print an orbital rocket engine, and as of December 31, 2024, have flight heritage with over 600 engines launched to space. We leverage our unique 3D printing capabilities beyond engines to enable ultra-rapid design and testing of new flight hardware and dramatically shorten our time-to-market; and
◦A unique kick stage that delivers spacecraft to precise and individual orbits increasing deployment flexibility and cost effectiveness for our customers. The kick stage can also be utilized as a fully-featured spacecraft, enabling hosted payload opportunities for our customers and for our own constellation applications.
•Deep Vertical Integration: We have vertically integrated design and manufacturing capabilities and developed world-class engineering and manufacturing teams across the United States, New Zealand and Canada. This allows us to manage and control almost every aspect of design, manufacturing and launch operations, enabling rapid prototyping and streamlined production to deliver products and solutions to orbit faster.
•Integrated Design and Test Capabilities: We own or lease our own propulsion test infrastructure, allowing us the capacity and flexibility to accelerate time-to-market while ensuring quality and a high rate of mission success.
•Multiple Launch Complexes: Rocket Lab operates two launch pads at its private orbital launch complex, LC-1, in Mahia, New Zealand. This launch complex can support up to 120 launches every year. By operating our own private launch complex, we have eliminated the availability issues commonly faced by other launch providers competing for a limited number of slots at shared launch complexes that they do not control. Rocket Lab has access to two launch pads at the Mid-Atlantic Regional Spaceport within NASA Wallops Flight Facility in Wallops Island, Virginia: LC-2, which is operational, and LC-3, which is currently under construction.
•A complete end-to-end space solution: Providing services and data from space has traditionally meant relying on multiple suppliers and mission partners. By providing launch services, spacecraft design and manufacturing services, including the vertically integrated supply of key spacecraft components, and on-orbit constellation management services, Rocket Lab provides strategic access to space.
Customers
Launch Services. As of December 31, 2024, we have launched and deployed over 200 spacecraft for our customers, which includes government customers, such as the DoD, NASA and other U.S. government agencies. We also provide launch services to major domestic and international commercial and government spacecraft operators. Our launch services have been used by more than 20 organizations.
Space Systems. As of December 31, 2024, we have flight hardware and spacecraft that have flown on over 1,800 missions, including legacy missions enabled by Sinclair Interplanetary (acquired April 2020), Advanced Solutions, Incorporated (acquired October 2021), Planetary Systems Corp (acquired November 2021) and SolAero Technologies Corp. (acquired January 2022). Our space systems have been used by a diverse mix of commercial, aerospace prime contractors and government customers.

Our Growth Strategy
•Leverage our market position as the U.S.’ first commercially operational, dedicated small, orbital launch provider with NASA Category 1 certification, 54 successful launches and over 200 spacecraft deployed as of December 31, 2024 to win increasing numbers of launch services contracts, be entrusted with higher value payloads, and drive an increasing average selling price of our launch services.
•Continue to expand into new launch service verticals, such as Hypersonic Accelerator Suborbital Test Electron (“HASTE”).
•Expand our addressable launch market with the development of the medium-lift Neutron launch vehicle, where the additional lift capacity will enable significantly higher revenue per launch.
•Apply manufacturing scaling and cost-reduction strategies to the production of our launch vehicles, spacecraft components and subsystems, and satellites to capture large constellation opportunities and increasing market share.
•Expand our portfolio of spacecraft components by commercializing solutions developed for our launch vehicles and various spacecraft product lines, including avionics subsystems, radios and batteries.
•Leverage our proven spacecraft product lines to provide streamlined hosted payload and technology demonstration capabilities in low Earth orbit to commercial and government customers without the need for customers to procure separately designed and built third-party spacecraft buses.
•Build upon ongoing interplanetary spacecraft development efforts, as well as our announced Neutron launch vehicle development, to expand our addressable market for interplanetary scientific and commercial missions.
•Leverage our cost and frequency advantaged “access to space,” enabled by our established launch assets and proven capabilities, to further penetrate the available market for on-orbit constellation management and ultimately address the space applications market, representing the largest addressable market in the space economy.
Product & Services Overview
We design and manufacture small and medium-class rockets, spacecraft, spacecraft components, and flight and ground software to support the space economy. Our launch services are used to place spacecraft into Earth orbit, and escape trajectories. Our space systems are the building blocks for spacecraft, which includes composite structures, reaction wheels, star trackers, solar power solutions, radios, separation systems, and command and control spacecraft software. Our family of spacecraft product lines is configurable for a range of low Earth orbit, medium Earth orbit, geosynchronous orbit and interplanetary missions.
•Launch Services: We currently provide reliable and responsive launch services into low earth orbit on Electron for spacecraft up to 300 kg. We are also currently developing Neutron, a medium-lift launch vehicle, which we expect will provide efficient constellation launch services for payloads up to 15,000 kg for expendable launches to low Earth orbit and for lighter payloads into higher orbits. Our facilities can support up to 120 launch opportunities every year from LC-1, which is our private launch complex in Mahia, New Zealand, and up to 9 launch opportunities every year from LC-2 at NASA’s Wallops Flight Facility, at Wallops Island, Virginia.
•Space Systems: We provide spacecraft solutions for government and commercial customers ranging from selling individual spacecraft components for use by customers in constructing their own spacecraft to complete spacecraft design, manufacture and on-orbit operations. With our end-to-end space systems, customers can procure launch services, spacecraft, ground services and on-orbit management from one source, significantly streamlining their access to space.
Launch Services
We design, manufacture and launch orbital and suborbital rockets to deploy payloads across a range of government and commercial missions from low Earth orbit to interplanetary destinations.

Electron is our orbital small launch vehicle that was designed to accommodate a high launch cadence business model to meet the growing and dynamic needs of our customers for small spacecraft launch services. Combining the use of innovative manufacturing technologies, including 3D printing and automation, Electron is optimized for rapid and frequent launch and has established itself as one of the most prolific and reliable orbital launch vehicles in the market. Since its maiden launch in 2017, Electron has become the leading small spacecraft launch vehicle, delivering over 200 spacecraft to orbit for government and commercial customers across 54 successful orbital missions through December 31, 2024. In 2024, Electron was the second most frequently launched orbital rocket by companies operating in the United States and established Rocket Lab as the second most frequent orbital launcher globally. Our launch services program has seen us develop many industry-leading innovations, including 3D printed electric turbo-pump rocket engines, fully carbon composite fuel tanks, a private orbital launch complex, a kick stage that can be configured to convert into a highly capable spacecraft on orbit, and the potential ability to successfully recover a stage from space, providing a path to reusability.
Electron provides tailored access to orbit for the high-growth small spacecraft market across dedicated and rideshare missions. It is capable of deploying spacecraft of up to 300 kg to low Earth orbit across a wide range of orbital inclinations from 38 to 120 degrees from our operational LC-1 in Mahia New Zealand and a wide range of orbital inclinations from 38 to 60 degrees from our operational LC-2 in Wallops Island, Virginia. Electron is also capable of delivering spacecraft to deep space and interplanetary destinations, a capability which we successfully demonstrated with the launch of a NASA mission to the Moon in support of the agency’s Artemis program, Cislunar Autonomous Positioning System Technology Operations and Navigation Experiment (“CAPSTONE”). Electron has two primary stages and an innovative third kick stage, standing at 18 meters tall, with a diameter of 1.2 meters and a lift-off mass of approximately 14,000 kg. Electron’s design includes innovative use of avionics, electrical systems, and advanced carbon-composites for its structures and propellant tanks. Carbon-composite construction decreases mass by as much as 40 percent relative to other materials, contributing to Electron’s mass-to-orbit performance. Our in-house assembly of Electron’s composite tanks and structures improves cost efficiency and supports high rates of production. Electron’s kick stage enables the spacecraft to be placed in circular orbits, which is necessary for a spacecraft to maintain consistent altitude and is capable of engine restarts to deliver multiple payloads to a range of orbits, meeting precise orbit insertion requirements and deorbiting to avoid contributing to orbital debris.
Electron is propelled by a total of ten Rutherford engines that we manufacture at our headquarters in Long Beach, California. The Rutherford engine is a 5,600-lbf engine fueled by liquid oxygen and kerosene fed by electric turbo-pumps and is based on a propulsion cycle that makes use of electric motors and high-performance lithium polymer batteries to drive fuel pumps. Electric turbo-pumps are lower complexity than the turbomachinery typically required for gas generator cycles, yet still achieve high efficiency. We believe our Rutherford engine is the first oxygen/hydrocarbon engine to use additive manufacturing for all primary components, including the regeneratively cooled thrust chamber, injector pumps and main valves.
Electron is currently launched from our private launch complex in Mahia, New Zealand and our launch complex at NASA’s Wallops Flight Facility, at Wallops Island, Virginia. As of December 31, 2024, Electron had successfully launched 54 times and deployed over 200 spacecraft to orbit.
In March 2021, we announced plans to develop our reusable-ready medium-capacity Neutron launch vehicle that will increase the payload capacity of our space launch vehicles to approximately 15,000 kg for expendable launches to low Earth orbit and lighter payloads for reusable configurations and into higher orbits. Neutron will be tailored for commercial and U.S. government constellation launches and ultimately configurable for and capable of human space flight, enabling us to provide crew and cargo resupply to space stations. Neutron will also provide a dedicated service to orbit for larger civil, defense and commercial payloads that need a high level of schedule control and high-flight cadence. We expect to be able to leverage Electron’s flight heritage across various vehicle subsystems designs, launch complexes and ground station infrastructure.
The medium-lift Neutron will be a two-stage launch vehicle that stands 43 meters tall with a 5.5-meter diameter fairings. Neutron will feature a reusable first stage designed to return to launch site as well as land on an ocean platform, enabling flexibility of use, higher launch cadence, and decreased launch costs for customers. Neutron launches are planned to take place from Virginia’s Mid-Atlantic Regional Spaceport located at the NASA Wallops Flight Facility.

Space Systems
We provide components and services to the space economy, including spacecraft components, design services, and spacecraft-as-a-service from low Earth orbit to deep space and interplanetary missions. We entered this market with our acquisition of leading spacecraft components manufacturer Sinclair Interplanetary and have since expanded our market participation with the acquisitions of Planetary Systems Corporation, SolAero Technologies Corp. and Advanced Solutions, Incorporated. Our space systems initiatives are supported by the design and manufacture of our family of spacecraft product lines, along with a range of merchant market components, software and services for spacecraft, including composite structures, reaction wheels, star trackers, radios, separation systems, solar power solutions, command and control software, high voltage space-grade batteries, and additional products in development. Each of these strategic acquisitions brought incremental vertically-integrated capabilities for our own family of spacecraft and also enabled Rocket Lab to deliver high-volume manufacturing of critical spacecraft components and software solutions at scale prices to the broader merchant market.
The family of spacecraft is configurable for a range of low Earth orbit, medium Earth orbit, geosynchronous orbit, and interplanetary missions. Our versatile platforms can be configured to meet a broad range of customers’ requirements. Photon can be configured to operate as the upper stage of Electron (the kick stage) during launch, then with a simple command, transition into an operational spacecraft on orbit, eliminating the parasitic mass of deployed spacecraft and enabling full use of the fairing volume for payloads. Photon can also fly on other launch vehicles, such as our in-development Neutron launch vehicle, third-party launchers, and as a secondary payload on rockets developed under the National Security Space Launch program of the U.S. Space Force. Our family of spacecraft enable us to offer an end-to-end mission solution encompassing launch, full spacecraft manufacturing, ground services and mission operations to provide customers with streamlined access to orbit with Rocket Lab as a single mission partner.
Our family of spacecraft can also be used to conduct space-related scientific research, collect imagery and other remote-sensing data about the Earth, carry out lunar and other deep space planetary missions, and to demonstrate new space technologies. Our spacecraft can also be used in combination with Electron to deploy in different orbital locations and complete constellations in a single mission. Our spacecraft are intended for commercial, defense and civil government customers, including the DoD, NASA, other U.S. government agencies, and governments worldwide. Our first Photon spacecraft was successfully launched and placed into service in August 2020 and a second operational Photon was successfully launched in March 2021. Photon was selected by NASA in 2021 for the CAPSTONE mission, a pathfinder for the lunar Gateway initiative of the Artemis program, which involves a mini-space station NASA intends to use as a staging point for crewed lunar landings. CAPSTONE was deployed on its ballistic lunar transfer trajectory to the Moon in July 2022 and in November 2022 was inserted into it near rectilinear halo orbit as planned. Our spacecraft have also been selected for interplanetary missions to Mars and Venus.
Rocket Lab’s space systems business also designs and manufactures a range of spacecraft components, including composite structures, reaction wheels, star trackers, radios, separation systems, solar power solutions, command and control software, high voltage space-grade batteries, and other products in development to serve a wide variety of missions.
Solar power solutions include a suite of vertically-integrated space solar cell, Coverglass Interconnected Cells (“CICs”) and panel products, each specifically designed for missions to low Earth orbit, medium Earth orbit, geosynchronous orbit or interplanetary applications. Rocket Lab’s space solar cells, CICs and panels are among the highest performing in the world and support civil space exploration, science, defense and intelligence, and commercial markets.
Reaction wheels are motor-driven flywheels used to store angular momentum on spacecraft. Many spacecraft use three or four reaction wheels to provide agile, 3-axis pointing control. Some configurations use a single wheel, called a “momentum wheel,” for stable Earth-pointing control. All Rocket Lab reaction wheels incorporate an onboard digital processor with speed and torque control loops. Wheels are sized by their maximum angular momentum measured in Newton-meters (“Nm”). We make a large number of different wheel sizes, ranging from 3 mNms to 12 Nms. Bigger spacecraft require bigger and more costly wheels, with determination of the correct size of wheel for a particular spacecraft requiring detailed engineering analysis.
Star trackers are optical sensors that determine a spacecraft’s pointing direction and rotation rate by looking at the stars. Our star trackers are fully integrated units, incorporating the lens, detector, processor, and all of the power supply and support circuits. A catalog of more than two million possible star triangles is loaded into the device before launch, allowing the processor to determine the spacecraft’s pointing from any single image.
Power systems include both the high-capacity, high-voltage batteries used to power the electric turbo-pumps in the Rutherford rocket engine used by Electron and other batteries used for small spacecraft.

Separation systems, including motorized lightband and canisterized spacecraft dispensers (“CSD”), are used to separate spacecraft from launch vehicles in orbit. The motorized lightband is a ringed system with sizes from 8-inches in diameter up to 39-inches in diameter. Lightbands deploy spacecraft via motors and a mechanical linkage. The CSD is a reliable and cost-effective housing for small spacecraft that protect spacecraft during launch and deploys them in space. Fully encapsulated, the CSD minimizes damage risk and eliminates the necessity for heavy or complicated interface structures between the spacecraft and launch vehicle platform.
Flight and Ground Software Services enable customer’s mission, providing total spacecraft command, guidance, navigation, control, ground station interface, and ground data system solutions.
Spacecraft Engineering and Design Services and On-Orbit Constellation Management Services
Our space systems engineering team works with customers to develop, design and manufacture full spacecraft solutions from low Earth orbit to interplanetary spacecraft. We also offer constellation management services where we perform command and control operations and leverage our ground station infrastructure and partnerships to deliver data to spacecraft constellation operators.
Sales, Business Development and Mission Management
We sell our launch services and space systems through a unified global business development team that cross-sells launch and space systems and leverages shared technical, proposal writing, mission project management and administrative resources. This team is based primarily in the United States and focuses on government customers, such as the DoD, NASA, and other U.S. government agencies, as well as major domestic and international commercial spacecraft operators and spacecraft manufacturers. The business development team works closely with our engineering teams to develop optimal solutions for our customers. Given the well-defined and consolidated nature of our customer base, we are able to adequately address our market with a lean and focused team.
Many of our business development team members have previously worked for government agencies and large institutional space and technology companies. They have in-depth knowledge and understanding of the industry and can draw on a vast network of contacts to support business development. With 54 successful orbital missions and over 200 spacecraft deployed through December 31, 2024, and a growing number of Rocket Lab spacecraft components operating on orbit, our team has a high-level of insight into customer requirements and evolving industry trends, putting us in a strong position to ensure our products and services meet customer needs.
Marketing
We utilize strategic marketing to accelerate sales opportunities and build brand awareness. Rocket Lab has established a strong brand through various activities, including:
•conferences and industry events at which we participate, sponsor, exhibit and speak;
•press releases and media engagement;
•social media postings;
•merchandising;
•cooperative marketing efforts with customers; and
•communicating our differentiated selling points and product features through marketing collateral such as our website, payload user guides, product data sheets, presentations, and high-quality launch webcasts and videos.
To date, conferences and industry events and direct outreach have been the primary drivers of our sales leads and have helped us achieve sales with relatively low marketing costs.

Engineering
We have made significant investments in our engineering teams. Our team members have a broad range of expertise from a range of industries including; aerospace, automotive, and marine, and broader manufacturing and technology. Rocket Lab’s high level of vertical integration means that these engineering teams design and provide manufacturing support for components, sub-systems, and assemblies across the full range of our launch vehicles, and spacecraft family. They support the full product lifecycle from new product innovation to sustaining engineering, including payload lift capacity increases and other performance improvements, to new product features such as booster reusability and cost reduction initiatives.
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
Supply Chain
We are highly vertically integrated, in that we design and manufacture many components and subsystems for our launch vehicles and family of spacecraft. In addition, we sell many spacecraft components into the merchant market. To support this level of vertical integration we have developed extensive supply chain operations and capabilities that are global in nature and enabled by sophisticated third-party enterprise resource planning systems and tools. These systems and tools are largely supported by an in-house team of enterprise information systems personnel.
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

Long Beach Corporate Headquarters and Manufacturing Facility and Engine Development Center
From our Long Beach, California facilities, which consists of three buildings, in addition to manufacturing, we manage corporate administrative functions, sales and business development, launch services mission management, and conduct a range of research and development activities. Our lease for our corporate headquarters location expires on June 30, 2027, and we have the option to extend the term of the lease for up to two additional periods of five years each thereafter. The Engine Development Center lease expires on June 30, 2025 and has an option to extend the term for five years.
Our Rutherford engine and avionics production activities are conducted out of our Long Beach facilities, as is the case for Neutron’s Archimedes engine and avionics design and production activities. We designed our manufacturing technology and processes to operate and scale efficiently as we grow and expand our business. Our proprietary manufacturing processes, which include specialized automated equipment, is comprised of three primary steps; (i) additive manufacturing, (ii) machining and (iii) assembly of complete engines and avionics subsystems. Our Long Beach facilities are also home to spacecraft satellite design and production activities, in addition to a Mission Operations Center from which our team conducts on-orbit operation of our family of spacecraft.
Auckland, New Zealand R&D and Production Complexes
From this location we conduct research and development and design and manufacturing of launch vehicles, conduct remote launch activities, and design and manufacture a range of components and subsystems for our spacecraft family and broader merchant market spacecraft components. We conduct these operations at four adjacent leased buildings comprising an approximately 200,000 square foot research and development and production complex in Auckland, New Zealand (the “Auckland complex”). Manufacturing related activities at the Auckland complex include the manufacture, assembly, and testing of high-voltage battery systems that power the Rutherford engines for Electron, the manufacturing and assembly of composite tanks, fairings, and other launch vehicle structures, electrical harnesses, complete kick stages, and final vehicle integration. Research and development activities include those related to launch vehicles, launch operations and a broad range of space systems initiatives. Our primary lease for this complex expires on April 30, 2028.
Auckland, New Zealand Propulsion Test Site
We currently operate a propulsion test complex approximately 45 km outside of Auckland where we test our rocket engines and related subsystems. Our propulsion test complex features multiple custom-built vertical test stands for liquid propulsion, composite tank, component and static stage fires. Operating our own private test complex means we avoid the delays and schedule conflicts that are common at shared test facilities. We lease the property where our test site is located. The current term of the lease for our test complex expires on November 15, 2029, but we have the right to renew this lease agreement for several additional terms of approximately five years each, which would allow us to continue to use this test complex through at least 2054.
Mahia, New Zealand Launch Complex 1
We operate a private orbital launch complex, our Launch Complex 1, in Mahia, New Zealand. We lease the property where Launch Complex 1 is located. The current term of this lease expires on November 30, 2027, but we have the right to renew our lease agreement for three additional terms of three years each, which would allow us to continuing using this launch complex through at least 2036.
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

LC-2 represents a new responsive launch capability within the United States. The complex was designed to support both commercial and U.S. government launch services and is licensed to support 9 missions per year. The site can support launches to inclinations between 38 and 60 degrees. In addition to the dedicated launch pad for Electron, Rocket Lab also operates an Integration and Control Facility within the Wallops Research Park. This facility is dedicated to secure vehicle and payload processing facilities. The facility can process several Electron launch vehicles and customer spacecraft concurrently, enabling rapid and responsive launch opportunities and parallel launch campaigns. We have built out all of the physical infrastructure that we need in order to use this launch complex and on January 24, 2023, we successfully launched our first Electron from NASA Wallops Flight Facility.
Wallops Island, Virginia Launch Complex 3
Rocket Lab has access to a dedicated launch pad located at the Mid-Atlantic Regional Spaceport within the NASA Wallops Flight Facility in Wallops Island, Virginia as a third launch complex, which we call LC-3. Our current agreement provides us with rights to access the facilities, launch property and services at this launch complex expires on February 15, 2034.
LC-3 will represent a new responsive launch capability within the United States. The complex is designed to support both commercial and U.S. government launch services and is licensed to support 2 missions per year, with the potential for an increased number of missions pending ongoing assessments. In addition to the dedicated launch pad for Neutron, Rocket Lab will have access to the Mid-Atlantic Regional Spaceport Payload Processing Facility (PPF). This facility is dedicated to secure vehicle and payload processing facilities. We are currently building out all of the physical infrastructure that we need in order to use this launch complex.
Albuquerque, New Mexico Solar Cell Production Facility
Our solar cell through panel production activities are conducted out of our Albuquerque, New Mexico facility. From this location we research, develop, design and manufacture solar power solutions in an approximately 160,000 square foot production and research and development complex. We have a ground lease for one building that expires on September 18, 2050 and a lease on the second building that expires on May 31, 2042.
Competition
We believe our main sources of competition fall into 4 categories:
•companies providing dedicated and rideshare launch vehicles to deliver payloads to generic and custom planes/inclinations and altitude trajectories, such as Northrop Grumman, SpaceX, United Launch Alliance (a joint venture between Lockheed Martin Corporation and The Boeing Company), Firefly, Blue Origin, established Russian, Indian, Chinese, European and Japanese launch providers;
•companies that are reported to have plans to provide launch vehicles that can deliver payloads to a range of planes/inclinations and altitude trajectories;
•companies providing spacecraft solutions, such as Airbus, Lockheed, Boeing, General Atomics, General Dynamics, Maxar Technology, Northrop Grumman, Raytheon Technologies, Thales Alenia Space, Astro Digital and York Space Systems; and
•companies providing spacecraft components in the commercial marketplace, such as Ball Aerospace, Raytheon, Collins Aerospace, Bradford Space, Honeywell Aerospace, GOMSpace, Redwire and Beyond Gravity.
The principal competitive factors in our market include:
•flight heritage and reliability;
•delivery schedule;
•ability to customize products to meet specific needs of the customer;
•performance and technical features;
•price; and
•customer experience.
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
As of December 31, 2024, we held more than 200 issued U.S. patents and more than 90 issued foreign patents. Our U.S. issued patents expire between 2025 and 2042. As of December 31, 2024, we held more than 12 registered trademarks in the United States, including the Rocket Lab mark, and also held approximately 20 registered trademarks in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property. We intend to continue to file additional patent applications with respect to our technology.
Human Capital
As of December 31, 2024, we had over 2,100 full-time permanent employees worldwide, representing more than 25% increase in headcount from December 31, 2023. We believe that our strong culture of collaboration and innovation, combined with our close connection to employees, are key drivers of our market differentiation and business success. Additionally, our employees are not subject to collective bargaining agreements.
Culture
At Rocket Lab, we pride ourselves on fostering a culture of innovation, grit, and collaboration where we celebrate our collective achievements. This dynamic spirit is showcased annually during our Rocket Challenge and employee awards ceremony.
During the Rocket Challenge, teams come together globally across our sites and disciplines, putting aside their regular tasks to design and launch the most impressive small rockets. This event highlights quick thinking, innovative craftsmanship, and strong team camaraderie. The day concludes with a special awards ceremony where we honor and celebrate the winners of our annual staff awards recognizing their exceptional contributions.
This spirit of competition is particularly strong among employees with the technical skills and experience essential to our business. We believe that fostering this culture of collaboration, competition, and celebration significantly enhances our ability to attract, retain, and engage our team. It keeps our employees motivated and deeply involved in the meaningful work that furthers our mission.
Safety
Rocket Lab has robust health and safety policies, systems, and processes across the business to enable a safe working environment. Supported by the executive leadership team, Rocket Lab employees are empowered to make decisions and take steps to identify and correct hazards to ensure they maintain a safe and healthy workplace for themselves, colleagues and our business.
Operational Excellence
At Rocket Lab, we prioritize operational excellence and efficiency as key drivers for our success. By leveraging the experiences, knowledge, and cultures of our team members, we generate innovative solutions and maintain high performance levels across all areas of our organization.
We emphasize the importance of teamwork and valuing each individual's contributions towards streamlined operations. We are dedicated to fostering an environment where all team members feel respected and can perform at their best, aligned with our goals to optimize team functionality and productivity.

Talent
Our Rocket Lab team members are incredibly talented, and we are dedicated first and foremost to fostering and growing talent from within. Rocket Lab offers leadership training opportunities across the company, including internal and external resources and courses tailored specifically to developing our leadership pipeline.
We also offer an internship program with a focus on skill enhancement and practical experience that prepares a new generation of talent to join Rocket Lab. We partner closely with schools and universities both locally and nationally including hosting hiring events and info sessions to grow our internship cohort and broader employee population. Additionally, we have supported individuals impacted by local aerospace layoffs by hosting and attending hiring events dedicated to finding them employment.
Governmental Regulation
Compliance with various governmental regulations has an impact on our business, including our capital expenditures, revenue, earnings and competitive position, which can be material. We incur or will incur costs to monitor and take actions to comply with governmental regulations that are or will be applicable to our business, which include, among others, federal securities laws and regulations, applicable stock exchange requirements, export and import control, economic sanctions and trade embargo laws and restrictions and regulations of the U.S. Department of Transportation, Federal Aviation Administration (“FAA”), the New Zealand Space Agency and other government agencies in the United States, Canada, and New Zealand. See “Risk Factors–Risks Relating to Our Business” for a discussion of material risks to us, including, to the extent material, to our competitive position, relating to governmental regulations, and see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” together with our consolidated financial statements, including the related notes included therein, for a discussion of material information relevant to an assessment of our financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have upon our capital expenditures and earnings.
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
Corporate History and Background
Our predecessor entity, Rocket Lab USA, Inc., completed a a merger with Vector Acquisition Corporation (“Vector”) on August 25, 2021 (the “Business Combination”), in conjunction with which Vector changed its name to Rocket Lab USA, Inc.

Risk Factors Summary
You should carefully read the risks described below, this Annual Report on Form 10-K and especially consider the factors discussed in the section entitled “Risk Factors.” If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:
•We have experienced rapid growth in recent periods and those growth rates may not be indicative of our future growth. If we fail to manage our growth effectively, we may be unable to execute our business plan and our business, results of operations, and financial condition could be harmed.
•We have a limited operating history in an evolving industry, which makes it difficult to forecast our revenue, plan our expenses and evaluate our business and future prospects.
•We have a history of losses, we anticipate increasing operating expenses and capital expenditures in the future, and we may not be able to achieve and, if ever achieved, maintain profitability.
•Our future revenue and operating results are dependent on our ability to generate a sustainable order rate for our products and services and develop new technologies to meet the needs of our customers or potential new customers.
•Our business with various governmental entities is subject to the policies, priorities, regulations, mandates and funding levels of such governmental entities and may be negatively or positively impacted by any change thereto.
•We derive a substantial amount of our revenues from only a few of our customers. A loss of, or default by, one or more of these major customers, or a material adverse change in any such customer’s business or financial condition, could materially reduce our future revenues and contracted backlog.
•Disruptions in U.S. government operations and funding could have a material adverse effect on our revenues, earnings and cash flows, and otherwise adversely affect our financial condition.
•We may not be successful in developing new technology, including our Neutron launch vehicle, and the technology we are successful in developing may not meet the needs of our customers or potential new customers.
•We operate in highly competitive industries and in various jurisdictions across the world which may cause us to have to reduce our prices.
•Acquisitions or divestitures could result in adverse impacts on our operations.
•Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.
•We often rely on a single vendor or a limited number of vendors to provide certain key products or services and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
•Launch vehicles are subject to manufacturing delays, damage or destruction during pre-launch operations, and launch failures, the occurrence of which can materially and adversely affect our operations.
•Spacecraft are subject to manufacturing and launch delays, damage or destruction during pre-launch operations, launch failures and incorrect orbital placement, the occurrence of which can materially and adversely affect our operations.
•If our launch vehicles and spacecraft fail to operate as intended, it could have a material adverse effect on our business, financial condition and results of operations.
•Our revenue, results of operations and reputation may be negatively impacted if our products contain defects or fail to operate in the expected manner.
•Any inability to operate Electron at our anticipated launch rate could adversely impact our business, financial condition and results of operations.
•Disruptions in the supply of key raw materials or components and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact us.
•The expansion of our operations subjects us to additional risks that can adversely affect our operating results.

•Space is a harsh and unpredictable environment where our products and service offerings are exposed to a wide and unique range of environmental risks, including, among others, coronal mass ejections, solar flares and other extreme space weather events and potential collision with space debris or another spacecraft, which could adversely affect our launch vehicle and spacecraft performance.
•Increased congestion from the proliferation of low Earth orbit constellations could materially increase the risks of potential collision with space debris or another spacecraft and limit or impair our launch flexibility and/or access to our own orbital slots.
•Our business involves significant risks and uncertainties that may not be covered by insurance.
•Interruption or failure of our infrastructure could hurt our ability to effectively perform our daily operations and provide and produce our products and services, which could damage our reputation and harm our operating results.
•Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data, or theft or tampering of intellectual property, any of which could materially adversely impact our business.
•If we cannot successfully protect our intellectual property, our business could suffer.
•Third parties may allege that our technology violates their proprietary data rights, which could have a negative impact on our operations.
•We are highly dependent on the services of Peter Beck, our President, Chief Executive Officer and Chairman, and if we are unable to retain Mr. Beck, our ability to compete could be harmed.
•Our inability to hire or retain key personnel could adversely affect our business, operating results and financial condition.
•Labor-related matters, including labor disputes, may adversely affect our operations.
•Given the relative contribution and materiality of our New Zealand operations, fluctuations in foreign exchange rates or future hedging activities could have a negative impact on our business.
•We may require additional capital to support business growth, and this capital might not be available on company favorable terms, if at all, or may be available only by diluting existing stockholders or putting excessive debt leverage and insolvency risk on the business.
•We are obligated in our existing equipment financing agreement to comply with covenants that restrict our operating activities, and we may become obligated in future credit facilities or other debt agreements to comply with financial and other covenants that could further restrict our operating activities. A failure to comply could result in a default which could, if not waived by the lenders, result in increased cost, inability to make future draws on credit facilities to the extent then available, acceleration of the payment of any outstanding amounts and potentially foreclosure on our assets securing our obligations.
•Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our debt instruments when they come due.
•We may be unable to raise the funds necessary to repurchase our convertible senior notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our other then-existing indebtedness may limit our ability to repurchase the notes or pay cash upon their conversion.
•The capped call transactions may affect the value of our convertible senior notes and our common stock.
•We are subject to counterparty risk with respect to the capped call transactions, and the capped call may not operate as planned.

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
We have experienced, and may continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. Additionally, our organizational structure is becoming more complex as we scale our operational, financial and management controls, as well as our reporting systems and procedures. For example, our headcount has grown from approximately 1,400 employees as of December 2022 to over 2,100 employees as of December 31, 2024, and we have expanded across all areas of our business.
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
Our revenue was $436.2 million, $244.6 million and $211.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. In future periods, we may not be able to generate or sustain revenue growth. We believe our success and revenue growth depends on a number of factors, including, but not limited to, our ability to:
•scale our revenue and achieve the operating efficiencies necessary to achieve and maintain profitability;
•anticipate and respond to changing customer preferences;
•anticipate and respond to macroeconomic changes generally, including changes in the markets for rocket launch services, mission services, spacecraft and spacecraft components;
•improve and expand our operations and information systems;
•develop new technology that is responsive to and predictive of market conditions and demand;
•successfully compete against established companies and new market entrants;
•manage and improve our business processes in response to changing business needs;
•effectively scale our operations while maintaining high customer satisfaction;
•hire and retain talented employees at all levels of our business;
•integrate recent acquisitions, including personnel, systems and business processes;
•avoid or manage interruptions in our business from information technology downtime, cybersecurity breaches and other factors affecting our physical and digital infrastructure;
•adapt to changing conditions in our industry; and
•comply with regulations applicable to our business.
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
We experienced net losses of $190.2 million, $182.6 million and $135.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. We expect to continue to incur net losses for at least the next 12 months and we may not achieve or maintain profitability in the future. Because the markets for launch services, space systems, spacecraft components and space data applications are evolving, it is difficult for us to predict our future results of operations or the limits of our market opportunity. In addition, our customers for whom we provide these products and services may experience delays or technical challenges with their products and services that limit or delay our expected revenue and future growth opportunities from those customers. We expect our operating expenses and capital expenditures to significantly increase as we make significant investments, expand our operations and infrastructure, develop and introduce new technologies, and hire additional personnel. These efforts may be more costly than we expect and may not result in revenue growth or increased efficiency. In addition, as we grow as a public company, we will continue to incur additional significant administrative expenses that we did not incur as a private company. If our revenue does not increase to offset these expected increases in our operating expenses, we will not be profitable in future periods. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations, and financial condition could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our common stock to decline.
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

The rocket launch services, mission services, spacecraft and spacecraft component industries are each characterized by development of technologies to meet changing customer demand for complex and reliable products and services. Our current development projects include spacecraft capabilities; new reaction wheel sizes; and a new medium-lift rocket, called Neutron, for constellation deployment, interplanetary missions and human spaceflight. Our products and services embody complex technology and may not always be compatible with current and evolving technical standards and systems developed by others. Failure or delays to meet the requisite and evolving industry or user standards could have a material adverse effect on our business, results of operations, and financial condition. Failure of suppliers to deliver against end customer requirements could lead to a material adverse effect on our financial results.
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
Changes in government policies, priorities, regulations, government agency mandates, funding levels through agency budget reductions, the imposition of budgetary constraints, or a decline in government support or deferment of funding for programs in which we or our customers participate could result in contract terminations, delays in contract awards, reduction in contract scope, performance penalties or breaches of our contracts, the failure to exercise contract options, the cancellation of planned procurements, and fewer new business opportunities, all of which could negatively impact our business, financial condition, results of operations and cash flows. Such government policies, priorities, regulations and government agency mandates are evolving at a significant pace, and we expect further changes in policy positions and spending priorities from the new U.S. government administration..
The new U.S. government administration has been aggressively pursuing cost reductions policies and elimination of government agencies and programs that could negatively impact the funding of government projects and programs in which we or our customers participate or compete for new contracts. They may also pursue changes in contract and payment terms, procurement practices, award criteria; and other actions that may make such programs or contracts less profitable to us or not economically viable. The change in practices and policies, termination of projects, reduction or elimination of funding, and reduction in personnel staffing these entities may have a material impact on our or our customer’s existing government projects, including delays in completion and payments, and may eliminate certain contract opportunities in the future. Additionally, any failure by the new administration and Congress to enact a full-year appropriations bill could cause significant disruption to all government discretionary programs and corresponding impacts on the entire aerospace and defense industry, which could adversely affect our business, results of operations, financial condition and cash flows.
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
During 2024, 2023 and 2022, approximately 33%, 31% and 33%, respectively, of our total annual revenues were derived from contracts with the U.S. government, U.S. prime contractors and its agencies or from subcontracts with other U.S. government contractors. Our contracts with the U.S. government are fixed-price contracts. Under firm fixed-price contracts, work performed and products shipped are priced at a fixed amount without adjustment for actual costs incurred in connection with the contract. Therefore, we bear the risk of loss if costs increase.

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
For the year ended December 31, 2024, our top five customers together accounted for approximately 51% of our revenues and our top five backlog customers accounted for approximately 69% of our backlog as of December 31, 2024. Our customers could experience a downturn in their business or find themselves in financial difficulties, which could result in their ceasing or reducing their use of our services or becoming unable to pay for services they had contracted to buy. A substantial amount of our backlog for government customers is also subject to risks of future government funding levels, which may be substantially curtailed or abandoned, resulting in contract cancellations, modifications, delays, or reduction in orders. In addition, some of our customers’ industries are undergoing significant consolidation, and our customers may be acquired by each other or other companies, including by our competitors. Such acquisitions could adversely affect our ability to sell services to such customers and to any end-users whom they serve. Some customers have in the past defaulted, and our customers may in the future default, on their obligations to us due to bankruptcy, lack of liquidity, operational failure, or other reasons. Such defaults could adversely affect our revenues, operating margins and cash flows. If our contracted revenue backlog is reduced due to the financial difficulties of our customers or other reasons, including cancellations for convenience, our revenues, operating margins, and cash flows would be further negatively impacted.
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
The markets in which we operate are characterized by changing technology and evolving industry standards, and we may not be successful in identifying, developing and marketing products and services that respond to rapid technological change, evolving technical standards and systems developed by others. Our competitors may develop technology that better meets the needs of our customers. If we do not continue to develop, manufacture, and market innovative technologies or applications that meet customers’ requirements, or if we are unsuccessful in the development, manufacture or sale of any new technology or application we attempt to develop or are able to develop, including Neutron, sales may suffer and our business may not continue to grow in line with historical rates or at all. If we are unable to achieve sustained growth, we may be unable to execute our business strategy, expand our business, or fund other liquidity needs, and our business prospects, financial condition and results of operations could be materially and adversely affected.
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
In order to grow our business, we may acquire additional assets or companies. For example, we acquired Sinclair Interplanetary on April 28, 2020, Advanced Solutions, Incorporated on October 12, 2021, Planetary Systems Corporation on November 30, 2021 and SolAero Technologies Corp. on January 18, 2022. In connection with these acquisitions or any future acquisitions, there can be no assurance that we will be able to identify, acquire or obtain the required regulatory approvals, or profitably manage the additional businesses or successfully integrate any acquired businesses, products, or technologies without substantial expenses, delays or other operational, regulatory or financial problems. In addition, any acquired businesses, products or technologies may not achieve anticipated revenues and income growth.
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
Our results of operations are materially affected by economic and political conditions in the United States and internationally, including inflation, deflation, interest rates, recession or fears of recession, availability of capital, energy and commodity prices, the availability and cost of labor, trade laws and the effects of governmental initiatives to manage economic conditions. In certain prior periods, we have seen a broad-based weakening in the global macroeconomic environment which has impacted and could impact in the future certain of our markets. Additionally, instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment in many parts of the world (including as a result of the on-going Russia and Ukraine war, the Israel-Hamas war, and China-Taiwan relations), the current economic challenges in China, including global economic ramifications of Chinese economic difficulties, and other disruptions may continue to put pressure on global economic conditions. Further, the Trump administration has proposed taking certain actions, including the implementation of tariffs, that could adversely impact trade relations and the global economy. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, we may experience material impacts on our business, operating results, and financial condition. In addition, due to such conditions current or potential customers may delay or decrease spending on our products and services as their business and/or budgets are impacted by economic conditions. The inability of current and potential customers to pay us for our products and services may adversely affect our earnings and cash flows.
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
The manufacturing, testing, launching and operation of launch vehicles and spacecraft involves complex processes and technology. Our launch vehicles and spacecraft employ advanced technologies and sensors that are exposed to severe environmental stresses that have and could affect the performance of our launch vehicles. Hardware component problems and software issues could lead to deterioration in performance or loss of functionality of a launch vehicle and spacecraft. In addition, human operators may execute improper commands that may negatively impact a launch vehicle’s or spacecraft performance. Exposure of our launch vehicles and spacecraft to an unanticipated catastrophic event, such as collision with space debris, could reduce the performance of, or completely destroy, the affected launch vehicle and spacecraft. For example, as of December 31, 2024, we have had 54 successful orbital missions and three failed customer launches, which occurred in July 2020, May 2021 and September 2023. In July 2020, the failed launch resulted from a battery related power-supply issue on the second stage propulsion system. In May 2021, our failed launch resulted from a second stage engine computer malfunction. In September 2023, our failed launch resulted from high voltage from the second stage’s power supply system resulting in a total loss of power. The failed missions resulted in the loss of all payloads onboard and prevented us from conducting future launches until we had investigated the cause of the failures and obtained authorization from the Federal Aviation Administration to resume launches, which, in each case, took slightly less than three weeks.

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
We contemplate further expansion of our operations as part of our growth strategy, including acquisitions and the development of our Neutron launch vehicle. Our current and contemplated operations subject us to a variety of risks, including:
•recruiting and retaining talented and capable management and employees;
•competition from other companies with significant market share in those markets and with better understanding of demand;
•difficulties in enforcing contracts, collecting accounts receivables, and longer payment cycles;
•regulatory, political or contractual limitations on our ability to operate in certain foreign markets, including trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses;
•compliance with anti-bribery laws, including without limitation the Foreign Corrupt Practices Act;
•varying security laws and regulations in other countries;
•management distraction and constraints on bandwidth from acquisitions;
•increased management, travel, infrastructure and legal compliance costs associated with having multiple operations and integrating acquisitions;
•differing regulatory and legal requirements and possible enactment of additional regulations or restrictions on the use, import or export of our products and services, which could delay or prevent the sale or use of our products and services in some jurisdictions;
•currency translation and transaction risk, which may negatively affect our revenue, cost of net revenue, and gross margins, and could result in exchange losses;
•heightened exposure to political instability, war and terrorism;
•continued access to our LC-1 at Mahia, New Zealand at lease expiration;
•access to launch capacity at government-controlled launch sites, such as our Launch Complex 2 at the NASA-operated Mid-Atlantic Regional Spaceport at Wallops Island, Virginia;
•weaker protection of intellectual property rights in some countries; and
•overlapping of different tax regimes.
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
A security event or other significant disruption of our operations, systems, assets, products, or services could:
•disrupt the proper functioning of our networks, applications and systems and therefore our operations and/or those of certain of our customers or suppliers;
•result in the unauthorized access to, and destruction, loss, theft, misappropriation, or release of, our, our customers’, or our suppliers’ proprietary, confidential, sensitive or otherwise valuable information, including trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;
•destroy or degrade assets including space, ground and intellectual property assets;
•manipulate or tamper with our operations, products, services or other systems delivered to our customers or suppliers;
•compromise other sensitive government functions; and
•damage our reputation with our customers (particularly agencies of various governments) and the public generally.
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
We are exposed to foreign exchange risk as certain of our expenses and liabilities are required to be paid in currencies other than the U.S. dollar, primarily the New Zealand dollar, and are translated into U.S. dollars for the purposes of compiling our consolidated financial statements. During 2024, approximately 17% of our expenditures, or $106.3 million, were denominated in foreign currencies, whereas primarily all of our revenues were denominated in U.S. dollars. In addition, we generally maintain our cash and cash equivalents in U.S. dollars or investments denominated in U.S. dollars. Fluctuations in foreign exchange rates, which can be unpredictable, could result in disproportion increases in our expenses and future liabilities as compared to our revenue and current assets. In particular, the Trump administration has enacted and proposed to enact certain policies, including tariffs, which could impact the global economy and global exchange rates. We do not currently, but may in the future, use hedging strategies or seek to maintain a greater portion of our cash and cash equivalents in foreign currencies or investments denominated in foreign currencies to manage and minimize the impact of exchange rate fluctuations on our financial statements. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs, or illiquid markets.
We may require additional capital to support business growth, and this capital might not be available on company favorable terms, if at all, or may be available only by diluting existing stockholders or putting excessive debt leverage and insolvency risk on the business.
Historically, we have funded our operations and capital expenditures primarily through equity issuances, debt and cash generated from our operations. Although we currently anticipate that our existing cash and cash equivalents and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. If we obtain debt financing, the terms of such debt financing may restrict our ability to incur additional indebtedness, require us to maintain certain financial covenants, or restrict our ability to pay dividends. For example, in connection with the Direct Funding Agreement with the United States Department of Commerce, we are currently restricted from buying back outstanding shares of our capital stock without obtaining prior approval and from paying dividends. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things, develop new products, technologies and services, enhance our operating infrastructure, expand the markets in which we operate and potentially acquire complementary businesses and technologies.

We are incurring, and will continue to incur, significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.
As a public company, we are facing, and will continue to face, increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. In addition, expenses associated with SEC reporting requirements are being incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if management, internal auditors, or external auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to maintain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
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
During the year ended December 31, 2024, the majority of our net sales were from fixed-price contracts. Under fixed-price contracts, we agree to perform specified work for a fixed price and realize all of the profit or loss resulting from variations in the costs of performing the contract. As a result, all fixed-price contracts involve the inherent risk of unreimbursed cost overruns. To the extent we incur unanticipated cost overruns on a fixed-price contract, our profitability would be adversely affected. Future profitability is subject to risks including the ability of suppliers to deliver components of acceptable quality on schedule.
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
Our existing equipment financing agreement contains various restrictive covenants which include, among others, provisions which may restrict our ability to do any of the following, subject to certain exceptions:
•incur additional debt;
•enter into transactions with affiliates;
•create certain liens;
•sell, lease, license, transfer or otherwise dispose of assets; and
•consolidate, merge or sell all or substantially all of our assets.
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
As of December 31, 2024, we had $413.3 million aggregate principal amount of indebtedness, of which $58.3 million was secured indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing on acceptable terms or at all;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under equipment financing agreement, are at variable rates of interest;
•diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the notes; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
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
The capped call transactions may affect the value of our convertible senior notes and our common stock.
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
If we expand further outside the United States, we will be exposed to a variety of risks associated with international operations that could materially and adversely affect our business.
As part of our growth strategy, we may leverage our U.S., New Zealand and Canada operations to further expand internationally. In that event, we expect that we would be subject to additional risks related to entering into other international business relationships, including:
•restructuring our operations to comply with local regulatory regimes;
•identifying, hiring and training highly skilled personnel;
•unexpected changes in tariffs, trade barriers and regulatory requirements;
•economic weakness, including inflation, or political instability in foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign taxes, including withholding of payroll taxes;
•the need for U.S. government approval to operate our launch vehicles and spacecraft systems outside the United States;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue;
•government appropriation of assets;
•workforce uncertainty in countries where labor unrest is more common than in the United States; and
•disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including anti-corruption laws and anti-money laundering regulations, as well as exposure of our foreign operations to liability under these regulatory regimes.
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
The environment in which we operate is highly regulated due to the sensitive nature of our complex and technologically advanced systems, including launch vehicles, spacecraft and spacecraft components, in addition to those regulations broadly applicable to publicly listed corporations. There are numerous regulatory risks that could adversely affect operations, including but not limited to:
•Changes in laws and regulations. It is possible that the laws and regulations governing our business and operations will change in the future. A substantial portion of our revenue is generated from customers outside of the U.S. There may be a material adverse effect on our financial condition and results of operations if we are required to alter our business to comply with changes in both domestic and foreign regulations, tariffs, or taxes and other trade barriers that reduce or restrict our ability to sell our products and services on a global basis, or by political and economic instability in the countries in which we conduct business. Specifically with respect to tariffs, the Trump administration has proposed to implement tariffs on imports from Canada and Mexico, and has implemented tariffs on imports from China. Further tariffs with respect to other countries, in particular the European Union, could be on the horizon. Any failure to comply with such regulatory requirements could also subject us to various penalties or sanctions.

•Import and Export Restrictions. Certain of our launch vehicles, spacecraft, spacecraft components, systems, services, or technologies we have developed require the implementation or acquisition of products or technologies from third parties and affiliates, including those in other jurisdictions. In addition, certain of our launch vehicles, spacecraft, spacecraft components, systems, services or technologies may be required to be forwarded, imported or exported to other jurisdictions. In certain cases, if the use of the technologies can be viewed by the jurisdiction in which that supplier, subcontractor or affiliate resides as being subject to import or export constraints or restrictions relating to national security, we may not be able to obtain the technologies and products that we require from subcontractors and suppliers who would otherwise be our preferred choice or may not be able to obtain the export permits necessary to transfer or export our technology. The inability to obtain or maintain export approvals, and export restrictions or changes during contract execution or non-compliance by our suppliers, subcontractors and customers, could have an adverse effect on our revenues and margins.
•U.S. Government Approval Requirements. For certain aspects of our business operations, we are required to obtain U.S. government licenses and approvals and to enter into agreements with various government bodies in order to export launch vehicles, spacecraft, spacecraft components and related equipment, to disclose technical data, or provide defense services to foreign persons. The delayed receipt of or the failure to obtain the necessary U.S. government licenses, approvals and agreements may prohibit entry into or interrupt the completion of contracts which could lead to a customer’s termination of a contract for default or monetary penalties. In addition, certain aspects of our business operations depend on the Agreement between the Government of New Zealand and the Government of the United States of America on Technology Safeguards Associated with United States Participation in Space Launches from New Zealand. Any change or termination of this agreement could materially adversely affect our financial condition and results of operations.
•Other Government Regulations. Our ability to pursue our business activities is regulated by various agencies and departments of the U.S. government and the governments of other countries. Commercial space launch activities require licenses from the Department of Transportation and, for launches from Launch Complex 1, the New Zealand Space Agency. Our license to conduct launches at Launch Complex 2 requires certification of our flight termination system software by NASA. Radio communications for launch activities and spacecraft operations require licenses from the Federal Communications Commission and/or New Zealand Radio Spectrum Management and frequency coordination with the International Telecommunication Union. The operation of private remote sensing space systems requires a license from the Department of Commerce. Any failure to comply with these and other regulatory requirements could subject us to various penalties or sanctions and could have a significant adverse effect on our reputation, financial condition and results of operations.
•Competitive Impact of U.S. Regulations. Export and import control, economic sanction and trade embargo laws and regulations, including those administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. State Department’s Directorate of Defense Trade Controls and the U.S. Treasury Department’s Office of Foreign Assets Control, including, but not limited to the International Traffic in Arms Regulations (ITAR) and Export Administration Regulations (EAR), may limit certain business opportunities or delay or restrict our ability to contract with potential foreign customers or suppliers. To the extent that our non-U.S. competitors are not subject to similar export and import control, economic sanction and trade embargo laws and regulations, they may enjoy a competitive advantage with foreign customers, and it could become increasingly difficult for us to recapture this lost market share.
•Anti-Corruption Laws. As part of the regulatory and legal environments in which we operate, we are subject to global anti-corruption laws that prohibit improper payments directly or indirectly to government officials, authorities or persons defined in those anti-corruption laws in order to obtain or retain business or other improper advantages in the conduct of business. Our policies mandate compliance with anti-corruption laws. Failure by our employees, agents, subcontractors, suppliers and/ or partners to comply with anti-corruption laws could impact us in various ways that include, but are not limited to, criminal, civil and administrative fines and/or legal sanctions and the inability to bid for or enter into contracts with certain entities, all of which could have a significant adverse effect on our reputation, operations and financial results.
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
As of December 31, 2024, we have not identified any risks from cybersecurity threats (including any previous cybersecurity incidents) that have materially affected or are reasonably likely to materially affect the Company’s business strategy, financial condition or results of operations. For further details on cybersecurity risks, please refer to the Risk Factors discussion in Item 1A of this Report, including the discussion under the heading “Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data, or theft or tampering of intellectual property, any of which could materially adversely impact our business.”
Governance of Cybersecurity Risk Management
Our Board of Directors (the “Board”) holds collective oversight responsibility for our strategic and operational risks. Assisting the Board in this capacity, our Audit Committee thoroughly reviews and deliberates on our risk assessment and risk management practices, including cybersecurity risks, in collaboration with management. The Audit Committee provides periodic reports on these reviews to the full Board of Directors.
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
Item 2. Properties
As of December 31, 2024, our principal facilities include our offices and production facility in Auckland, New Zealand, our offices and production facilities in Long Beach, California, our propulsion test center complex in Kopuku, New Zealand, our launch complexes in Mahia, New Zealand and Wallops Island, Virginia and our solar cell production facility in Albuquerque, New Mexico. We lease or have contractual rights to access, but do not own, these facilities.
Our lease for our main office space and production facilities in Auckland, New Zealand expires on April 30, 2028, and we have the option to renew the lease for four additional years thereafter. This facility is our main production facility for Electron. Our locations in Long Beach, California, includes office space and production facilities for certain components that we use in Electron and spacecraft manufacturing. The two main leases in Long Beach, California include one lease that expires on June 30, 2027, for which we have the option to extend the term of such lease for up to two additional periods of five years each thereafter, and another lease that expires on June 30, 2025 that has an option to extend the term for five years.
We lease a propulsion test complex, which houses rocket engine testing facilities, in Kopuku, New Zealand. Our lease for this complex expires on November 15, 2029. We have the right to renew this lease agreement for four additional terms of five years each, followed by a fifth term of five years, less one day.

We also operate a launch complexes in Mahia, New Zealand and Wallops Island, Virginia. The current term of the lease agreement for our Mahia, New Zealand, launch complex expires on November 30, 2027. We have the right to renew our lease agreement for three additional terms of three years each. We have entered into an agreement providing us with rights to access the facilities, launch property and services at the Wallops Island, Virginia launch complex (LC-2), which expires on September 28, 2028. We have entered into an agreement providing us with rights to access the facilities, launch property and services at the Wallops Island, Virginia launch complex (LC-3), which expires on February 15, 2034.
Our solar cell through panel production activities are conducted out of our Albuquerque, New Mexico facility. From this location we research, develop, design and manufacture solar power solutions in an approximately 160,000 square foot production and research and development complex. We have a ground lease for one building that expires on September 18, 2050 and a lease on the second building that expires on May 31, 2042.
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
Our common stock is currently listed on the Nasdaq under the symbol “RKLB”. As of February 21, 2025, there were approximately 37 holders of record of our common stock. Such numbers do not include beneficial owners holding our securities through nominee names.
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
The following graph depicts the total cumulative stockholder return on our common stock from August 25, 2021, the first day of trading of our common stock on the Nasdaq, through December 31, 2024, relative to the performance of the Russell 2000 Index and the ARK Space Exploration & Innovation ETF. The graph assumes an initial investment of $100.00 at the close of trading on August 25, 2021 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

$250
$200
$150
$100
$50
$-
August 25, 2021
December 31, 2021
December 31, 2022
December 31, 2023
December 31, 2024
Rocket Lab USA, Inc.
Russell 2000 Index
ARK Space Exploration & Innovation ETF

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
While our business has historically been centered on the development of small-class launch vehicles and the related sale of launch services, we are currently innovating in the areas of medium-class launch vehicles and launch services, space systems design and manufacturing, on-orbit management solutions, and space data applications. Each of these initiatives addresses a critical component of the end-to-end solution and our value proposition for the space economy:
•Launch Services is the design, manufacture, and launch of orbital rockets to deploy payloads to various Earth orbits and interplanetary destinations.
•Space Systems is the design and manufacture of spacecraft components and spacecraft program management services, space data applications and mission operations.
Electron is our orbital small launch vehicle that was designed from the ground up to accommodate a high launch rate business model to meet the growing and dynamic needs of our customers for small launch services. Since its maiden launch in 2017, Electron has become the leading small spacecraft launch vehicle delivering over 200 spacecraft to orbit for government and commercial customers across 54 successful missions through December 31, 2024. In 2024, Electron was the second most frequently orbital launched rocket by companies operating in the United States and the second most frequent orbital launcher globally. Our launch services program has seen us develop many industry-leading innovations, including 3D printed electric turbo-pump rocket engines, fully carbon composite first stage fuel tanks, a private orbital launch complex, a rocket stage that can be configured to convert into a highly capable spacecraft on orbit, and the potential ability to successfully recover a stage from space, providing a path to reusability.
In March 2021, we announced plans to develop our reusable-ready medium-capacity Neutron launch vehicle that will increase the payload capacity of our space launch vehicles to approximately 15,000 kg for expendable launches to low Earth orbit and lighter payloads for reusable configurations and into higher orbits. Neutron will be tailored for commercial and U.S. government constellation launches and ultimately configurable for and capable of human space flight, enabling us to provide crew and cargo resupply to space stations. Neutron will also provide a dedicated service to orbit for larger civil, defense and commercial payloads that need a high level of schedule control and high-flight cadence. We expect to be able to leverage Electron’s flight heritage across various vehicle subsystems designs, launch complexes and ground station infrastructure.
Our space systems initiatives are supported by the design and manufacture of our spacecraft family along with a range of components, software and services for spacecraft, including reaction wheels, star trackers, radios, separation systems, solar solutions, command and control spacecraft software, high voltage space grade battery solutions, and additional products in development to serve a wide variety of sub-system functions. We entered this market with our acquisition of leading spacecraft components manufacturer Sinclair Interplanetary, and have since expanded our market participation with the acquisitions of Planetary Systems Corporation, SolAero Technologies Corp. and aerospace software firm Advanced Solutions, Incorporated. Each of these strategic acquisitions brought incremental vertically-integrated capabilities for our own spacecraft family and also enabled Rocket Lab to deliver high-volume manufacturing of critical spacecraft components and software solutions at scale prices to the broader spacecraft merchant market. Our spacecraft family, which are configurable for a range of low Earth orbit, medium Earth orbit, geosynchronous orbit and interplanetary missions enable us to offer an end-to-end mission solution encompassing launch, full spacecraft manufacturing, ground services and mission operations to provide customers with streamlined access to orbit with Rocket Lab as a single mission partner.

Recent Developments
Neutron Update
We continue to make significant progress across Neutron’s structures and infrastructure at our LC-3 facility in Virginia. Archimedes engine qualification continues at Rocket Lab’s engine test site at the Stennis Space Center in Mississippi. Performance iterations on the production line have resulted in mass reductions of more than 200kg per engine. We introduced our proposed modified barge, that will be customized to enable landings at sea for our reusable Neutron rocket. Based on our evaluation of progress to date and necessary testing, engineering, qualification and manufacturing and infrastructure milestones still necessary to be achieved, we continue to plan for the debut launch of Neutron in the second half of 2025, although uncertainty remains in the complex development cycle of a new launch vehicle which could result in our targeted timeline for first launch slipping further.
Key Factors Affecting Our Performance
Ability to timely develop and successfully deploy Neutron launch vehicle
Our future results will depend on the success of the development and commercial acceptance of our Neutron medium-capacity launch vehicle. While we have made significant progress across Neutron’s structures and infrastructure to date, including engine testing and initial production execution, the commercial development of a new launch vehicle is inherently time consuming and involves numerous risks throughout the engineering and manufacturing development cycle, any of which could create delays in reaching the initial launch and future launches of the completed vehicle. In addition, even if we succeed in developing Neutron consistent with our targeted timeline, we could be unsuccessful in developing the ability to produce these launch vehicles in quantities and with the necessary quality manufacturing system that ensures each vehicle and engines perform as required. Any delay in the production of the Neutron launch vehicle or in our ability to produce these launch vehicles at our expected rate of production and with a reliable quality management system could have a material impact on customer acceptance as well as our future revenue, financial condition and results of operations. Additionally, delays or setbacks in Neutron development may require more research, development and capital expenditures than we currently anticipate, which could adversely affect our liquidity and capital resources in future periods.
Ability to sell additional launch services, space systems service and spacecraft components to new and existing customers
Our results will be impacted by our ability to sell our launch services, space systems services, and spacecraft components to new and existing customers. We have successfully launched Electron 54 times delivering over 200 spacecraft to orbit, including one suborbital launch, through December 31, 2024. We have flight hardware and spacecraft that have flown on over 1,800 missions, including legacy missions enabled by Sinclair Interplanetary (acquired April 2020), Advanced Solutions, Incorporated (acquired October 2021), Planetary Systems Corporation (acquired November 2021) and SolAero Technologies Corp. (acquired January 2022). Our growth opportunity is dependent on our ability to expand our addressable launch services market with larger volumetric and higher mass payload capabilities of our in-development medium-capacity Neutron launch vehicle, which will address large commercial and government constellation launch opportunities. Our growth opportunity is also dependent on our ability to win spacecraft constellation missions and expand our portfolio of strategic spacecraft components. Our ability to sell additional products to existing customers is a key part of our success, as follow-on purchases indicate customer satisfaction and decrease the likelihood of competitive substitution. To sell additional products and services to new and existing customers, we will need to continue to invest significant resources in our products and services.
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
Launch Vehicle Build-Rate and Launch Cadence
We built approximately 12 Electron launch vehicles in 2022, approximately 11 Electron launch vehicles in 2023 and approximately 14 Electron launch vehicles in 2024. We launched nine Electron vehicles in 2022, ten Electron vehicles in 2023 and 16 Electron vehicles in 2024. Growth rates between launches and total launch service revenue are not perfectly correlated because our total revenue is affected by other variables, such as the revenue per launch, which can vary considerably based on factors such as unique orbit and insertion requirements, payload handling needs, launch location, time sensitivity of mission completion and other factors.
Revenue Growth
We generated $436.2 million and $244.6 million in revenue for the years ended December 31, 2024 and 2023, respectively, representing a year-on-year increase in revenue of approximately 78%. This year-on-year increase primarily resulted from increased revenues in our organic space system products and services representing growth of $138.1 million and higher launch cadence that delivered growth of $53.5 million.
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
For the years ended December 31, 2024, 2023 and 2022, our revenue value per launch was $7.8 million, $7.1 million and $6.7 million, respectively. Meanwhile, cost per launch was $5.7 million, $7.0 million and $7.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. Cost per launch for the year ended December 31, 2023 excludes a $2.1 million benefit from non-recurring employee retention credit to Launch Services cost of revenue and a $4.1 million benefit from non-recurring reversal of provision made for contract losses that were credited to Launch Services cost of revenue. The decrease in cost per launch in the years ended December 31, 2024 and 2023 was driven by efficiencies of scale.
Backlog
Backlog represents future revenues that we would recognize in connection with the completion of all contracts and purchase orders that have been entered into by our customers but have not yet been fulfilled, excluding any customer options for future products or services that have not yet been exercised. Contracts for launch services and spacecraft builds typically include termination rights that may be exercised by customers upon advanced notice and payment of a specified termination fee. As of December 31, 2024, our backlog totaled $1,067.0 million, of which $680.7 million is related to space systems and $386.3 million is related to launch services.
Components of Results of Operations
Revenue
Our revenues are derived from a combination of long-term fixed price contracts for launch services and spacecraft builds, and purchase order based spacecraft components sales. Revenues from long-term contracts are recognized using either the “point-in-time” or “over-time” method of revenue recognition. Point-in-time revenue recognition results in cash payments being initially accrued to the balance sheet as deferred revenue as contractual milestones are accomplished and then recognized as revenue once the final contractual obligation is completed. Over-time revenue recognition is generally based on an input measure of progress based on costs incurred compared to estimated total costs at completion. Each project has a contractual revenue value and an estimated cost. The over-time revenue is recognized based on the percentage of the total project cost that has been realized.

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
For a description of our revenue recognition policies, see Note 2, Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Cost of Revenues
Cost of revenues consists primarily of direct material and labor costs, manufacturing overhead, freight expense, depreciation and amortization and other personnel-related expenses, which include salaries, bonuses, benefits and stock-based compensation expense, directly associated with generating revenues. We expect our cost of revenues to increase in absolute dollars in future periods as we sell more launch services and space systems. As we grow into our current capacity and execute on cost-reduction initiatives, we expect our cost of revenues as a percentage of revenue to decrease over time.
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
Research and Development, Net
Research and development, net expense consists primarily include labor, prototype, professional services, materials, facilities and depreciation expense. We intend to continue to make significant investments in developing new products and enhancing existing products, including but not limited to our medium capacity Neutron launch vehicle, Electron’s first stage recovery, and spacecraft features and capabilities, as well as expanding our portfolio of spacecraft components and subsystems. Research and development expense will be variable relative to the number of products that are in development, validation or testing. However, we expect it to decline as a percentage of total revenue over time.
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

Results of Operations
The following table sets forth our consolidated statements of operations information and data as a percentage of revenue for each of the periods indicated (in thousands, except percentages):

	Years Ended December 31,
	2024		2023		2022
	$	%	$	%	$	%
Revenues	$436,214	100.0%	$244,592	100.0%	$210,996	100.0%
Cost of revenues	320,065	73.4%	193,183	79.0%	192,006	91.0%
Gross profit	116,149	26.6%	51,409	21.0%	18,990	9.0%
Operating expenses:
Research and development, net	174,394	40.0%	119,054	48.7%	65,168	30.9%
Selling, general and administrative	131,556	30.2%	110,273	45.1%	89,026	42.2%
Total operating expenses	305,950	70.2%	229,327	93.8%	154,194	73.1%
Operating loss	(189,801)	(43.6)%	(177,918)	(72.8)%	(135,204)	(64.1)%
Other income (expense):
Interest expense, net	(3,954)	(0.9)%	(4,248)	(1.7)%	(7,799)	(3.7)%
Loss on foreign exchange	(87)	—%	(470)	(0.2)%	(4,435)	(2.1)%
Change in fair value of liability classified warrants	—	—%	—	—%	13,482	6.4%
Other income, net	4,431	1.0%	3,715	1.5%	1,010	0.5%
Total other income (expense), net	390	0.1%	(1,003)	(0.4%)	2,258	1.1%
Loss before income taxes	(189,411)	(43.5)%	(178,921)	(73.2)%	(132,946)	(63.0)%
Provision for income taxes	(764)	(0.2)%	(3,650)	(1.5)%	(2,998)	(1.4)%
Net loss	$(190,175)	(43.7)%	$(182,571)	(74.7)%	$(135,944)	(64.4)%
Comparison of the Years Ended December 31, 2024 and 2023
Revenues

	Years Ended December 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Revenues	$436,214	$244,592	$191,622	78%
Revenue increased by $191.6 million, or 78%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Space systems revenue was $310.8 million for the year ended December 31, 2024, an increase of $138.1 million, or 80%, primarily due to spacecraft manufacturing growth. Launch services revenue was $125.4 million for the year ended December 31, 2024, an increase of $53.5 million, or 74%, primarily due to a higher launch cadence, with 16 launch missions completed in the year ended December 31, 2024, versus ten launch mission completed in the year ended December 31, 2023.
Cost of Revenues

	Years Ended December 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Cost of revenues	$320,065	$193,183	$126,882	66%
Cost of revenues increased by $126.9 million, or 66%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Space systems cost of revenue was $229.3 million for the year ended December 31, 2024, an increase of $99.9 million, or 77%, primarily due to spacecraft manufacturing growth. Launch Service cost of revenues was $90.8 million for the year ended December 31, 2024, an increase of $27.0 million, or 42%, primarily due to a higher launch cadence referenced above. Cost of revenues for the year ended December 31, 2024 decreased to 73% of total revenue as compared to 79% for the year ended December 31, 2023.

Research and Development, Net

	Years Ended December 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Research and development, net	$174,394	$119,054	$55,340	46%
Research and development expense increased by $55.3 million, or 46%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to Neutron development progress, increased staff and staff related expenses as a result of hiring and prototype spend focused on expanding our spacecraft and spacecraft components product portfolio.
Selling, General and Administrative

	Years Ended December 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Selling, general and administrative	$131,556	$110,273	$21,283	19%
Selling, general and administrative expense increased by $21.3 million, or 19%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to increased staff and staff related expenses to support revenue growth.
Interest Expense, Net

	Years Ended December 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Interest expense, net	$(3,954)	$(4,248)	$294	(7)%
Interest expense, net of interest income decreased by $0.3 million, or 7%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to an increase of interest income from increased money market account balances and decreased interest expense on secured borrowings, partially offset by interest expense incurred on senior convertible notes.
Loss on Foreign Exchange

	Years Ended December 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Loss on foreign exchange	$(87)	$(470)	$383	(81)%
Loss on foreign exchange decreased by $0.4 million, or 81%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to fluctuations on the foreign exchange rates of the New Zealand Dollar and Canadian Dollar as compared to the U.S. Dollar.
Other Income, Net

	Years Ended December 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Other income, net	$4,431	$3,715	$716	19%
Other income increased by $0.7 million, or 19%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to a gain on sale of assets related to the sale of a helicopter and spare parts in 2024, partially offset by a decrease in accretion of marketable securities purchased at a discount.
Provision for Income Taxes

	Years Ended December 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Provision for income taxes	$(764)	$(3,650)	$2,886	(79)%
We recorded income tax expense of $0.8 million and $3.7 million for the years ended December 31, 2024 and 2023, respectively. The effective tax rate was (0.4)% for the year ended December 31, 2024, compared to (2.0)% for the year ended December 31, 2023. The effective tax rate differs from the federal statutory rate due primarily to a full valuation allowance against our U.S. deferred tax assets.

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
Liquidity and Capital Resources
Since inception, we have funded our operations with proceeds from sales of our capital stock, convertible senior notes, term note debt, equipment financing, research and development grant proceeds, and cash flows from the sale of our products and services. As of December 31, 2024, we had $271.0 million of cash and cash equivalents and $208.6 million of marketable securities. Our primary requirements for liquidity and capital are for investment in new products and technologies, the expansion of existing manufacturing facilities, working capital, debt service, acquisitions of complementary businesses, products or technologies and general corporate needs. Historically, these cash requirements have been met through the net proceeds we received through private sales of equity securities and convertible senior notes, borrowings under our credit and equipment financing facilities, net proceeds received in the Business Combination and payments received from customers.
We believe that our existing cash and cash equivalents and payments from customers will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months, although we may choose to take advantage of opportunistic capital raising or refinancing transactions at any time primarily for the purposes noted above. We will continue to invest in increasing production and expanding our product offerings through acquisitions.

Material Cash Requirements
As of December 31, 2024, we had outstanding $58.3 million in aggregate principal amount of indebtedness under our equipment financing agreement, of which $12.0 million was scheduled to become due in the following twelve months. As of December 31, 2024, our total minimum lease payments was $102.3 million, of which $10.9 million is due in the following twelve months. For details regarding our indebtedness and lease obligations at December 31, 2024, refer to Note 12, Loan Agreements, and Note 16, Leases, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Our capital expenditures for the fiscal year ended December 31, 2024 were $67.1 million. Our future capital requirements will depend on many factors, including our launch cadence, traction in the market with our space systems offerings, the expansion of sales and marketing activities, the timing and extent of spending to support product development efforts, the introduction of new and enhanced products, the continuing market adoption of our products, the timing and extent of additional capital expenditures to invest in existing and new office spaces and the number of acquisitions of complementary businesses, products or technologies we pursue, if any. We may be required to seek additional equity or debt financing or take advantage of opportunistic capital raising or financing transactions primarily for the purposes noted above. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued product innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.
Additionally, we expect our capital and operating expenditures will increase significantly in connection with ongoing activities as we:
•increase our investment in marketing, advertising, sales and distribution infrastructure for our existing and future products and services;
•develop additional new products and enhancements to existing products;
•obtain, maintain and improve our operational, financial and management performance;
•hire additional personnel;
•obtain, maintain, expand and protect our intellectual property portfolio; and
•continue to operate as a public company.
Indebtedness
On February 6, 2024, the Company issued $355.0 million aggregate principal amount of its 4.250% Convertible Senior Notes due 2029 (the “Notes”). The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of February 6, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). As of December 31, 2024, there was $355.0 million outstanding under the Notes, before unamortized discount and debt issuance costs of $9.6 million. As of December 31, 2024, the effective interest rate under the Notes was 5.0%.
On December 29, 2023 (the “Effective Date”), the Company and certain of its subsidiaries (the “Subsidiaries”, together with the Company, the “Borrowers”), entered into a Master Equipment Financing Agreement (the “Loan Agreement”) with Trinity Capital, Inc., a Maryland corporation (the “Lender”) to provide financing for certain equipment and other property (the “Equipment”). The Loan Agreement provides that the Lender shall provide equipment financing in the aggregate of up to $120.0 million (the “Conditional Commitment”), with advances (“Draws”) to be made as follows: (i) $70 million on the Effective Date (the “Effective Date Draw”); and (ii) $40 million to be drawn on the Effective Date (the “Blanket Lien Draw”), with each of the Effective Date Draw and Blanket Lien Draw payable over sixty (60) months beginning January 2024, with the final payments due in January 2029. After the Blanket Lien Draw is repaid in full, Borrowers may make Draws as follows: (x) $30 million to be drawn in not more than three advances of at least $10 million each at the Borrowers’ option no later than the date that is 18 months after the Effective Date; and (y) $20 million to be drawn at Borrower’s option between January 1, 2025 and June 30, 2025 (such date, the “Termination Date”), subject to customary conditions. As of December 31, 2024 the effective interest rate under the Loan Agreement was 14.9%.
As of December 31, 2024, there was $58.3 million principal outstanding under the Loan Agreement, of which $12.0 million is classified as current in the Company’s consolidated balance sheets, with the remainder classified as long-term borrowing.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Net cash provided by (used in):
Operating activities	$(48,890)	$(98,867)	$(106,538)
Investing activities	(98,327)	12,018	(346,079)
Financing activities	256,682	7,369	2,041
Effect of exchange rate changes	(597)	43	4,372
Net increase (decrease) in cash, cash equivalents, and restricted cash	$108,868	$(79,437)	$(446,204)
Cash Flows from Operating Activities
Net cash used in operating activities for the year ended December 31, 2024 of $48.9 million, which consisted of $190.2 million in operating loss, $95.5 million non-cash expense and $45.8 million in cash provided by operating assets and liabilities. Included in the non-cash activities are $56.8 million in stock-based compensation expense and $33.7 million in depreciation and amortization. Included in the cash provided by operating assets and liabilities are $76.9 million in contract liabilities, $24.8 million in trade payables, $9.1 million in accrued expenses and $7.6 million in prepaids and other assets, offset by cash used in operating assets and liabilities including $50.2 million in contract assets, $12.9 million in other non-current assets and $12.4 million in inventories.
Cash Flows from Investing Activities
Cash used in investing activities for the year ended December 31, 2024 of $98.3 million was primarily driven by capital equipment and infrastructure investments of $67.1 million and net cash used related to purchases, maturities and sales of marketable securities of $43.8 million. These capital investments included the purchases of equipment, including additive manufacturing or 3D printers and milling machines, and tenant improvements to support Neutron production and space systems infrastructure. Cash used in investing activities was partially offset by $12.5 million of net proceeds on disposal of assets, primarily related to the sale of a helicopter.
Cash Flows from Financing Activities
Cash provided by financing activities for the year ended December 31, 2024 of $256.7 million was primarily related to $355.0 million of proceeds from the issuance of convertible senior notes, partially offset by $51.7 million of repayments on Trinity Loan Agreement, $43.2 million purchase of capped calls related to the issuance of convertible senior notes and $12.2 million of debt issuance costs.
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
Revenue Recognition
The transaction price represents the amount of consideration to which we expect to be entitled in exchange for transferring the promised products or services to our customers. The consideration promised within a contract may include fixed amounts and variable amounts. Variable consideration may consist of final milestone payments, mission success fees or liquidating damages that are earned or penalized if certain contractual milestones are achieved or are not achieved.
We estimate variable consideration at the most likely amount or expected value, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. We do not have a history of significant changes in our estimates of variable consideration; however, judgment is involved in estimating the amounts on long term contracts and could be subject to change if we encounter significant delays in production.

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
Stock-based Compensation
The fair value of stock options under our employee equity incentive plan are estimated as of the grant date using the Black-Scholes option valuation model, which is affected by the fair value per share of common stock, the expected share price volatility of its common shares over the expected term, expected term, risk-free interest rate and expected dividend yield, which are estimated as follows:
•Fair value per share of common stock. The fair value of common stock based on the market price of our common stock underlying the awards on the grant date.
•Expected volatility. Our shares have actively traded for a short period of time subsequent to the Business Combination, the volatility is based on the weighted average historical volatilities of our common stock and a pool of public companies that are comparable to us. Expected volatility represents the estimated volatility of the shares over the expected life of the options.
•Expected term. We determine the expected term of the awards using the simplified method. The simplified method estimates the expected term based on the average of the vesting period and contractual term of the stock option.
•Risk-free interest rate. The risk-free interest rate for periods within the expected life of the option is derived from the U.S. treasury interest rates in effect at the date of grant.
•Estimated dividend yield. We use an expected dividend yield of zero since no dividends are expected to be paid.
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
Interest Rate Risk
As of December 31, 2024, we had cash and cash equivalents of $271.0 million, comprised primarily of operating accounts and money market instruments and $208.6 million invested in marketable securities, comprised of U.S. Treasury securities, corporate debt securities, certificates of deposit, asset backed securities, commercial paper and Yankee bonds. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
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
As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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
Changes in Internal Control over Financial Reporting
We assessed, with the participation of our Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting as of the end of the fiscal quarter covered by this Annual Report on Form 10-K. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2024, certain executive officers and directors of the Company (each, a “Plan Participant”) entered into Rule 10b5-1 trading plan (a “Rule 10b5-1 Trading Plan”) to sell shares of the Company’s common stock, in each case, subject to any applicable volume limitations.
The table below provides certain information regarding each Plan Participant’s Rule 10b5-1 Trading Plan.

Name	Title	Plan Date	Earliest Selling Start Date	Maximum Shares That May Be Sold Under the Plan		Plan Expiration Date
Adam Spice	Chief Financial Officer	December 12, 2024	March 13, 2025	2,377,078	(1)	March 31, 2026
Frank Klein	Chief Operations Officer	December 13, 2024	March 14, 2025	39,000	(2)	December 31, 2025
Arjun Kampani	Senior Vice President, General Counsel and Secretary	December 12, 2024	March 13, 2025	92,844	(2)	December 31, 2025
(1)Represents shares issuable to Mr. Spice upon the exercise of approximately 46% of the vested stock options held by Mr. Spice as of the date of the Rule 10b5-1 Trading Plan, all of which are scheduled to expire in August 2028. The maximum number of shares that may be sold under the Rule 10b5-1 Trading Plan is tiered such that the number of shares that may be sold in any one month period is subject to certain escalating minimum price thresholds whereby a maximum of 198,089 shares may be sold in any one month subject to a certain price threshold, 396,178 shares may be sold in any one month subject to a higher minimum price threshold, and all 2,377,078 shares may be sold if an even higher minimum price threshold is eclipsed, as further specified in the Rule 10b5-1 Trading Plan.
(2)The aggregate number of RSU Shares that will be available for sale under the Rule 10b5-1 Trading Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards. Additionally, certain provisions within the Rule 10b5-1 Trading Plan specify a certain percentage of the net shares that can be sold at the vesting date of the underlying equity award. As such, for purposes of this disclosure, the shares included in this table reflect the aggregate maximum number of gross shares underlying the equity awards subject to the Rule 10b5-1 Trading Plan, adjusted to represent the maximum percentage specified in the plan for each vesting date of such award, but without excluding the shares that will be sold to satisfy the tax withholding obligations.
A Rule 10b5-1 Trading Plan is a written document that pre-establishes the amounts, prices and dates (or formulas for determining the amounts, prices and dates) of future purchases or sales of the Company’s common stock, including, if applicable, shares issued upon exercise of stock options or vesting of restricted stock units.
Each Plan Participant’s Rule 10b5-1 Trading Plan was adopted during an authorized trading period and when such Plan Participant was not in possession of material non-public information and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
We expect to file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2025 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.
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
The other information required by this Item is incorporated by reference from our 2025 Proxy Statement.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference from our 2025 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from our 2025 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from our 2025 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2025 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2025 Proxy Statement is incorporated herein by this reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1) See the Index to Financial Statements at page F-1 of this report.
(2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(b)Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of Rocket Lab USA, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Rocket Lab USA, Inc. on August 30, 2021).

3.2	Bylaws of Rocket Lab USA, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Rocket Lab USA, Inc. on August 30, 2021).

3.3
Certificate of Designations of Series A Convertible Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 to Rocket Lab USA, Inc.’s Current Report on Form 8-K filed on January 10, 2025).

4.1*	Description of Securities.

4.2
Indenture, dated February 6, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on February 7, 2024).

4.3	Form of 4.250% Convertible Senior Note due 2029 (incorporated by reference as an exhibit to Exhibit 4.1 of the Company’s Form 8-K filed on February 7, 2024).

10.1‡	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed by Vector Acquisition Corporation on June 25, 2021).

10.2
Second Amended and Restated Registration Rights Agreement, dated as of August 25, 2021, by and among Rocket Lab USA, Inc. (formerly known as Vector Acquisition Delaware Corporation), Vector Acquisition Partners, L.P. and certain other parties thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Rocket Lab USA, Inc. on August 31, 2021).

10.3‡	Rocket Lab USA, Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Annex H to the proxy statement/prospectus filed by Vector Acquisition Corporation on July 21, 2021).

10.4‡	Rocket Lab USA, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Annex I to the proxy statement/prospectus filed by Vector Acquisition Corporation on July 21, 2021).

10.5‡
Employment Agreement, dated August 12, 2014, between Rocket Lab Limited and Peter Beck (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 filed by Vector Acquisition Corporation on June 25, 2021).

10.6‡
Employee Offer Letter, dated March 8, 2018, between Rocket Lab USA, Inc. and Adam Spice (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 filed by Vector Acquisition Corporation on June 25, 2021).

10.7‡	Second Amended and Restated 2013 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.10 to the Form 8-K filed by Rocket Lab USA, Inc. on August 31, 2021).

10.8
Deed of Lease between Rocket Lab Limited and Kawatiri Properties Ltd., dated March 8, 2018, for the premises located at 25 Levene Place, Mount Wellington, Auckland 1060, New Zealand (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 filed by Vector Acquisition Corporation on June 25, 2021).

10.9
Standard Industrial Lease between Rocket Lab USA, Inc. and Douglas Park Associates III, LLC, dated October 4, 2019, for the premises located at 3881 McGowen Street, Long Beach, CA 90808 (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 filed by Vector Acquisition Corporation on June 25, 2021).

10.10
Amended and Restated Deed of Lease of Rural Land between Rocket Lab Limited and the Proprietors of Tawapata South, dated November 15, 2019, for the premises located at Onenui Station, Mahia 4198, New Zealand (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 filed by Vector Acquisition Corporation on June 25, 2021).

10.11
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

10.13+	Rocket Lab USA, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 9, 2021).

10.14‡	Form of Restricted Stock Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on November 9, 2021).

10.15‡	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on November 9, 2021).

10.16‡	Form of Restricted Stock Award Agreement for Employees (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on November 9, 2021).

10.17‡	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on November 9, 2021).

10.18‡	Form of Non-Qualified Stock Option Agreement for Employees (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed on November 9, 2021).

10.19‡	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed on November 9, 2021).

10.20‡	Rocket Lab USA, Inc. Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on August 11, 2022).

10.21‡
Employment Agreement, dated April 11, 2022, between Rocket Lab USA, Inc. and Arjun Kampani (incorporated by reference to Exhibit 10.28 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed by Rocket Lab USA, Inc. on May 2, 2022).

10.22
Asset Purchase Agreement, dated May 23, 2023, by and among Virgin Orbit Holdings, Inc. (the “Seller”), each of the affiliates of the Seller listed on Schedule I thereto, and Rocket Lab USA, Inc., as the buyer (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 25, 2023).

10.23
Master Equipment Financing Agreement, dated December 29, 2023, by and between Rocket Lab USA, Inc. and certain of its subsidiaries and Trinity Capital, Inc. (incorporated by reference to Exhibit 10.29 of the Company’s Form 10-K filed on February 28, 2024).

10.24	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 7, 2024).

10.25	Employment Agreement, dated September 6, 2024, between Rocket Lab USA, Inc. and Frank Klein (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 10, 2024).

10.26
Amended and Restated Employment Agreement, dated December 3, 2024, between Rocket Lab Limited and Sir Peter Beck (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Rocket Lab USA, Inc. on December 5, 2024).

10.27	Exchange Agreement, dated December 3, 2024, between the Company and The Equatorial Trust (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Rocket Lab USA, Inc. on December 5, 2024).

10.28*	First Amendment to Master Equipment Financing Agreement, dated October 17, 2024, by and between Rocket Lab USA, Inc. and certain of its subsidiaries and Trinity Capital, Inc.

10.29*	Second Amendment to Master Equipment Financing Agreement, dated November 21, 2024, by and between Rocket Lab USA, Inc. and certain of its subsidiaries and Trinity Capital, Inc.

19*	Rocket Lab USA, Inc. Insider Trading and Disclosure Policy.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1*†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

97	Rocket Lab Compensation Recovery Policy (incorporated by reference to Exhibit 97 of the Company’s Form 10-K filed on February 28, 2024).

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
___________________________________________________
*Filed herewith.
†The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Annual Report on Form 10-K and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

+Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the staff of the Securities and Exchange Commission upon request.
‡Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

ROCKET LAB USA., INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Rocket Lab USA, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Rocket Lab USA, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Revenue Recognition – Contracts with products and services – Refer to Note 2 to the Financial Statements
The Company has $436 million of total revenue for the year ended December 31, 2024, of which a portion is generated from contracts that include various combinations of products and services. These contracts may contain multiple performance obligations whereby the transaction price is allocated based on the standalone selling price of each performance obligation. Revenue is recognized when or as control transfers to the customer, either over time or at a point in time. Revenue recognition for these contracts requires management judgment to determine whether products and services qualify as separate performance obligations and whether control transfer to a customer over time.
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
•We tested the effectiveness of controls over revenue recognition, including management’s controls over the identification of performance obligations and whether control transfers overtime.
•We assessed the reasonableness of management’s conclusions by examining contracts on a test basis and determining whether:
◦products and services are capable of being distinct and are distinct within the context of the contract
◦control of performance obligations are transferred over time
/s/ Deloitte & Touche LLP
Los Angeles, California
February 27, 2025
We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Rocket Lab USA, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Rocket Lab USA, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Los Angeles, California
February 27, 2025

ROCKET LAB USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2024 AND 2023
(in thousands, except share and per share values)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$271,042	$162,518
Marketable securities, current	147,948	82,255
Accounts receivable, net	36,440	35,176
Contract assets	63,108	12,951
Inventories	119,074	107,857
Prepaids and other current assets	55,009	66,949
Assets held for sale	—	9,016
Total current assets	692,621	476,722
Non-current assets:
Property, plant and equipment, net	194,838	145,409
Intangible assets, net	58,637	68,094
Goodwill	71,020	71,020
Right-of-use assets - operating leases	53,664	59,401
Right-of-use assets - finance leases	14,396	14,987
Marketable securities, non-current	60,686	79,247
Restricted cash	4,260	3,916
Deferred income tax assets, net	3,010	3,501
Other non-current assets	31,210	18,914
Total assets	$1,184,342	$941,211
Liabilities and Stockholders’ Equity
Current liabilities:
Trade payables	$53,059	$29,303
Accrued expenses	19,460	5,590
Employee benefits payable	20,847	16,342
Contract liabilities	216,160	139,338
Current installments of long-term borrowings	12,045	17,764
Other current liabilities	17,954	15,036
Total current liabilities	339,525	223,373
Non-current liabilities:
Convertible senior notes, net	345,392	—
Long-term borrowings, excluding current installments	44,049	87,587
Non-current operating lease liabilities	51,965	56,099
Non-current finance lease liabilities	14,970	15,238
Deferred tax liabilities	891	426
Other non-current liabilities	5,097	3,944
Total liabilities	801,889	386,667
COMMITMENTS AND CONTINGENCIES (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares: 100,000,000; no shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; authorized shares: 2,500,000,000; issued and outstanding shares: 504,453,785 and 488,923,055 at December 31, 2024 and December 31, 2023, respectively	50	49
Additional paid-in capital	1,198,909	1,176,484
Accumulated deficit	(813,701)	(623,526)
Accumulated other comprehensive (loss) income	(2,805)	1,537
Total stockholders’ equity	382,453	554,544
Total liabilities and stockholders’ equity	$1,184,342	$941,211
The accompanying notes are an integral part of these consolidated financial statements.

ROCKET LAB USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(in thousands, except share and per share data)

	Years Ended December 31,
	2024	2023	2022
Revenues:
Product revenues	$289,851	$156,560	$133,103
Service revenues	146,363	88,032	77,893
Total revenues	436,214	244,592	210,996
Cost of revenues:
Cost of product revenues	213,835	115,342	104,994
Cost of service revenues	106,230	77,841	87,012
Total cost of revenues	320,065	193,183	192,006
Gross profit	116,149	51,409	18,990
Operating expenses:
Research and development, net	174,394	119,054	65,168
Selling, general and administrative	131,556	110,273	89,026
Total operating expenses	305,950	229,327	154,194
Operating loss	(189,801)	(177,918)	(135,204)
Other income (expense):
Interest expense, net	(3,954)	(4,248)	(7,799)
Loss on foreign exchange	(87)	(470)	(4,435)
Change in fair value of liability classified warrants	—	—	13,482
Other income, net	4,431	3,715	1,010
Total other income (expense), net	390	(1,003)	2,258
Loss before income taxes	(189,411)	(178,921)	(132,946)
Provision for income taxes	(764)	(3,650)	(2,998)
Net loss	$(190,175)	$(182,571)	$(135,944)
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(4,797)	(93)	600
Unrealized gain (loss) on available-for-sale marketable securities	455	494	(772)
Comprehensive loss	$(194,517)	$(182,170)	$(136,116)
Net loss per share attributable to Rocket Lab USA, Inc.:
Basic and diluted	$(0.38)	$(0.38)	$(0.29)
Weighted-average common shares outstanding:
Basic and diluted	495,929,861	481,768,060	466,214,095
The accompanying notes are an integral part of these consolidated financial statements.

ROCKET LAB USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
	Shares	Amount
December 31, 2021	450,180,479	$45	$1,002,106	$(305,011)	$1,308	$698,448
Net loss	—	—	—	(135,944)	—	(135,944)
Issuance of common stock under equity plans	18,210,116	3	7,624	—	—	7,627
Stock-based compensation	—	—	58,403	—	—	58,403
Common stock issued upon exercise of Public and Private Warrants	4,554,830	—	44,844	—	—	44,844
Issuance of common stock for acquisitions	2,411,092	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(172)	(172)
December 31, 2022	475,356,517	48	1,112,977	(440,955)	1,136	673,206
Net loss	—	—	—	(182,571)	—	(182,571)
Issuance of common stock under equity plans	12,880,415	1	7,422	—	—	7,423
Stock-based compensation	—	—	51,403	—	—	51,403
Issuance of common stock warrants in connection with loan agreement	—	—	2,595	—	—	2,595
Issuance of common stock for acquisition	686,123	—	2,087	—	—	2,087
Other comprehensive income	—	—	—	—	401	401
December 31, 2023	488,923,055	49	1,176,484	(623,526)	1,537	554,544
Net loss	—	—	—	(190,175)	—	(190,175)
Issuance of common stock under equity plans	14,799,420	1	8,836	—	—	8,837
Stock-based compensation	—	—	55,919	—	—	55,919
Issuance of common stock for acquisition	190,974	—	838	—	—	838
Common stock issued upon exercise of common stock warrants	540,336	—	—	—	—	—
Purchase of capped calls	—	—	(43,168)	—	—	(43,168)
Other comprehensive loss	—	—	—	—	(4,342)	(4,342)
December 31, 2024	504,453,785	$50	$1,198,909	$(813,701)	$(2,805)	$382,453
The accompanying notes are an integral part of these consolidated financial statements.

ROCKET LAB USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(in thousands)

	Years Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(190,175)	$(182,571)	$(135,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,655	29,744	29,947
Stock-based compensation expense	56,816	53,461	55,649
(Gain) loss on disposal of assets	(2,828)	(111)	923
Loss on extinguishment of long-term debt	1,330	1,732	—
Amortization of debt issuance costs and discount	3,091	2,904	2,827
Noncash lease expense	5,951	5,787	3,199
Noncash income associated with liability-classified warrants	—	—	(13,482)
Change in the fair value of contingent consideration	(218)	1,343	—
Accretion of marketable securities purchased at a discount	(2,901)	(4,571)	(1,395)
Deferred income taxes	599	708	(576)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,428)	1,452	(9,430)
Contract assets	(50,161)	(3,501)	(7,545)
Inventories	(12,398)	(15,562)	(25,964)
Prepaids and other current assets	7,591	(14,586)	(15,059)
Other non-current assets	(12,922)	(11,470)	(7,072)
Trade payables	24,800	15,585	(2,129)
Accrued expenses	9,086	(3,275)	(3,518)
Employee benefits payable	5,304	5,484	2,108
Contract liabilities	76,865	30,992	22,661
Other current liabilities	3,249	(7,563)	1,280
Non-current lease liabilities	(6,405)	(5,076)	(3,686)
Other non-current liabilities	2,209	227	668
Net cash used in operating activities	(48,890)	(98,867)	(106,538)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and software	(67,093)	(54,707)	(42,412)
Proceeds on disposal of assets, net	12,542	3,660	—
Cash paid for business combinations and asset acquisitions, net of acquired cash and restricted cash	—	(18,966)	(65,824)
Purchases of marketable securities	(162,161)	(207,266)	(259,567)
Maturities of marketable securities	116,242	269,204	21,724
Sale of marketable securities	2,143	20,093	—
Net cash (used in) provided by investing activities	(98,327)	12,018	(346,079)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options and public warrants	3,507	2,444	3,874
Proceeds from Employee Stock Purchase Plan	5,683	4,988	4,380
Proceeds from sale of employees restricted stock units to cover taxes	35,254	15,995	31,166
Minimum tax withholding paid on behalf of employees for restricted stock units	(35,336)	(15,722)	(31,164)
Tax payment for net settled option shares	—	—	(444)
Payment of contingent consideration	—	(1,000)	(5,500)
Finance lease principal payments	(329)	(336)	(271)
Purchase of capped calls related to issuance of convertible senior notes	(43,168)	—	—
Proceeds from issuance of convertible senior notes	355,000	—	—
Proceeds from secured term loan	—	110,000	—
Repayments on secured term loans	(51,724)	(107,573)	—
Payment of debt issuance costs	(12,205)	(1,427)	—
Net cash provided by financing activities	256,682	7,369	2,041
Effect of exchange rate changes on cash and cash equivalents	(597)	43	4,372
Net increase (decrease) in cash and cash equivalents and restricted cash	108,868	(79,437)	(446,204)
Cash and cash equivalents, and restricted cash, beginning of period	166,434	245,871	692,075
Cash and cash equivalents, and restricted cash, end of period	$275,302	$166,434	$245,871

ROCKET LAB USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(in thousands)

	Years Ended December 31,
	2024	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$16,287	$15,553	$10,749
Cash paid for income taxes	269	769	2,666
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unpaid purchases of property, equipment and software	8,321	2,796	1,865
Right-of-use assets obtained in exchange for new operating lease liabilities	2,871	30,396	9,140
Early termination of right-of-use assets	—	664	—
Net exercise of public and private warrants into common stock	—	—	44,739
Issuance of common stock for payment of accrued bonus	1,795	—	1,441
Issuance of common stock warrants in connection with Loan Agreement	—	2,595	—
Issuance of common stock in connection with acquisition, at fair value	838	2,087	—
Accrued issuance costs in connection with Loan Agreement	—	641	—
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
On August 25, 2021, the predecessor Rocket Lab USA, Inc. consummated the merger with Vector Acquisition Corporation (the “Business Combination”). In connection with the closing of the Business Combination, the Company changed its name from Vector Acquisition Corporation to Rocket Lab USA, Inc. The “Post Combination Company” following the Business Combination is Rocket Lab USA, Inc.
2.                      SIGNIFICANT ACCOUNTING POLICIES
Principals of Consolidation and Basis of Presentation
The consolidated financial statements are presented in conformity with accounting standards generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Rocket Lab USA, Inc. and its wholly owned subsidiaries after elimination of intercompany accounts and transactions. Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.
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
Restricted Cash
The Company considers restricted cash to include any cash that is legally restricted as to withdrawal or usage. The Company had $4,260 and $3,916 as of December 31, 2024 and 2023, respectively. The balance relates to collateral for letters of credit and money market accounts and is presented in restricted cash in the consolidated balance sheets.

ROCKET LAB USA, INC. AND SUBSIDIARIES
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
Any unrealized holding gains or losses on debt securities, including their tax effect, are reported as components of other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. Realized gains and losses are included in other income, net in the consolidated statements of operations and comprehensive loss, are determined using the specific identification method for determining the cost of securities sold. Interest and dividend income is recorded when earned and included in interest expense, net on the consolidated statements of operations and comprehensive loss. Premiums and discounts on marketable securities are amortized and accreted, respectively, to earliest call date and maturity, respectively, and included in other income, net on the consolidated statements of operations and comprehensive loss.
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
Accounts Receivable, Net
Accounts receivables represent amounts billed and currently due from customers. The amounts are stated at their net estimated realizable value. The Company monitors collections and payments from its customers and maintains an allowance for doubtful accounts, which is based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar high-risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The allowance for credit losses as of December 31, 2024 and 2023, and the activity in this account, including the current-period provision for expected credit losses for the years ended December 31, 2024, 2023 and 2022, were not material.
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

ROCKET LAB USA, INC. AND SUBSIDIARIES
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
Property, Plant and Equipment, Net
Property, plant and equipment, net are stated at cost, less accumulated depreciation. The Company has calculated depreciation on a straight-line method. The Company will depreciate over the useful lives as follows:

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

ROCKET LAB USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
Impairment of Long-Lived Assets
Long-lived assets consist of property, plant and equipment and intangible assets with estimable useful lives subject to depreciation and amortization. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of an asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. There was no impairment of long-lived assets during the years ended December 31, 2024, 2023 and 2022.
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
Any impairment loss is limited to the carrying amount of goodwill allocated to the reporting unit. There was no impairment of goodwill during the years ended December 31, 2024, 2023 and 2022.
Fair Value of Financial Instruments
We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. We estimate fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which is categorized in one of the following levels:
•Level 1—Quoted prices in active markets for identical assets or liabilities.
•Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. The inputs to the determination of fair value are based upon the best information in the circumstances and may require significant management judgment or estimation.
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

ROCKET LAB USA, INC. AND SUBSIDIARIES
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
The transaction price represents the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised services to its customers. The consideration promised within a contract may include fixed amounts and variable amounts. Variable consideration may consist of final milestone payments, mission success fees or liquidating damages that are earned or penalized if certain contractual milestones are achieved or are not achieved.
The Company estimates variable consideration at the most likely amount or expected value, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur.
The Company recognizes revenue when or as control is transferred to the customer, either over-time or at a point-in-time.
Generally, launch services revenue is recognized at a point-in-time when control transfers upon intentional ignition of the launch or where successful delivery milestones are applicable, such as upon delivery of the spacecraft to the specified orbit.
Revenue for space systems is recognized at a point-in-time or over-time depending upon the nature of the contract with customer. For contracts to provide space engineering, program management and mission operations, the Company recognizes revenues over-time as the customer simultaneously receives and consumes the benefits as the Company performs. Similarly, spacecraft manufacturing is recognized over-time when it is determined that there is no alternative use for the spacecraft, due to contractual or practical limitations, and where the Company has an enforceable right to payment for the services performed to date including a reasonable profit. Contracts to provide components for spacecraft that do not qualify for over-time recognition are recognized at a point-in-time when control is transferred.
For revenue recognized over-time, the Company uses either an input method, based on costs incurred relative to total estimated costs at completion, to estimate the percentage of completion, or an output method, based upon days of service, depending upon the nature of the performance obligation. For revenues measured utilizing an input method, the costs incurred are determined by assessing the physical and technical progress on the performance obligation applied to the standard costs. Due to the nature of the work performed under spacecraft construction contracts, the estimation of physical and technical progress requires judgment and is subject to many variables including but not limited to actual progress and costs incurred, labor productivity, changes in cost and availability of materials.
Contracts for space software provide the customer with a right to use the software as it exists when made available to the customer. Customers may purchase perpetual entity-wide licenses or mission-based licenses, which provide customers with the same functionality and differ primarily in the number of spacecraft into which the software may be integrated. Revenue from space software is recognized upfront at the point-in-time when the software is made available to the customer. Revenue from software maintenance is recognized ratably over the maintenance period.

ROCKET LAB USA, INC. AND SUBSIDIARIES
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
Contract assets include unbilled amounts under contracts when revenue recognized exceeds the amount billed to the customer. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional and the invoice is issued. Contract assets are classified as current assets consistent with our operating cycle. These contract assets are not considered a significant financing component of the Company’s contracts as the payment terms are intended to protect the customer in the event the Company does not perform on its obligations under the contract. Contract liabilities primarily consists of customer billings in advance of revenues being recognized. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements.
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
Cost of Revenues
Cost of revenues, for both products and services, consists primarily of direct material and labor costs, manufacturing overhead, freight expense, depreciation and amortization and other personnel-related expenses, which include salaries, bonuses, benefits and stock-based compensation expense, directly associated with generating revenues.
Research and Development, net
Research and development, net consists of labor, prototype, professional services, materials, facilities and depreciation expense related to the development of our Neutron launch vehicle, space system platforms and components. These costs are based on a cost model for research and development relating to internal product development programs not associated with customer contractual arrangements. These costs are presented net of government grants on the consolidated statements of operations and comprehensive loss.
Selling, General and Administrative
Selling, general and administrative expenses consist of indirect costs, including management and executive compensation, corporate costs related to finance, accounting, human resources, information technology, legal, administrative, safety, professional services, rent, advertising costs and other general expenses.
Government Assistance
The Company receives government assistance from various domestic and foreign governments in the form of cash grants or refundable tax credits. These arrangements incentivize us to continue growing our capital investments and research and development activities. Government incentives generally contain conditions that must be met in order for the assistance to be earned. We recognize the incentives when there is reasonable assurance that we will comply with all conditions specified in the incentive arrangement and the incentive will be received.
The Company records incentives related to operating activities as a reduction to expense in the same line item on the consolidated statements of operations and comprehensive loss as the expenditure for which the grant is intended to compensate. The Company records capital expenditure related incentives as an offset to the associated property, plant and equipment, net within our consolidated balance sheets and recognize a reduction to depreciation expense over the useful life of the corresponding acquired asset.

ROCKET LAB USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
The Company has applied for tax credits related to a research and development tax incentive program with the New Zealand government effective from January 1, 2021. This tax incentive will reimburse up to 15% of the Company’s qualifying research and development costs incurred. The Company has various research government assistance awards which includes the Air Force Research Laboratory and the U.S. Space Force’s Space Systems Command. The Company applied for the employee retention credit under the CARES Act during the year ended December 31, 2023. On November 22, 2024, the Company entered into a direct funding agreement with the U.S. Department of Commerce to receive direct funding for the procurement, installation and qualification of new manufacturing equipment and will also receive funding by claiming the refundable Advanced Manufacturing Investment Credit under the United States CHIPS and Science Act of 2022.
The Company recorded $2,130 of government assistance as a reduction of cost of revenues during the year ended December 31, 2023.The Company recorded $12,983, $27,385 and $15,049 of government assistance as a reduction of research and development, net during the years ended December 31, 2024, 2023 and 2022, respectively. The Company recorded $250 and $1,080 of government assistance as a reduction of selling, general and administrative during the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, the Company recorded capital expenditure incentive of $2,186 as an offset to property, plant and equipment, net.
As of December 31, 2024 and 2023, prepaids and other current assets includes government assistance receivables of $7,783 and $9,940, respectively. As of December 31, 2024 and 2023, other non-current assets includes government assistance receivables of $5,863 and $4,739, respectively.
Stock-Based Compensation
The Company’s stock compensation plan is classified as an equity plan which permits stock awards in the form of employee stock options and restricted stock awards. For awards that vest solely based on continued service, the fair value of an award is recognized as an expense over the requisite service period on a straight-line basis.
The fair value of stock options under the Company’s employee equity incentive plan are estimated as of the grant date using the Black-Scholes option valuation model, which is affected by the fair value per share of common stock, the expected share price volatility of its common shares over the expected term, expected term, risk-free interest rate and expected dividend yield, which are estimated as follows:
•Fair value per share of common stock. The fair value of common stock is based on the market price of our common stock underlying the awards on the grant date.
•Expected volatility. The Company’s shares have actively traded for a short period of time subsequent to the Business Combination, the volatility is based on the weighted average historical volatilities of the Company and a pool of public companies that are comparable to the Company. Expected volatility represents the estimated volatility of the shares over the expected life of the options.
•Expected term. The Company determines the expected term of the awards using the simplified method. The simplified method estimates the expected term based on the average of the vesting period and contractual term of the stock option.
•Risk-free interest rate. The risk-free interest rate for periods within the expected life of the option is derived from the U.S. treasury interest rates in effect at the date of grant.
•Estimated dividend yield. The Company uses an expected dividend yield of zero since no dividends are expected to be paid.
The fair value of restricted stock units granted under the Company’s employee equity incentive plans are estimated as of the grant date in an amount equal to the estimated fair value per share of the Company’s common stock.
Forfeitures are recognized as incurred. Unless otherwise approved, options must be exercised while the individual is an employee or within 90-days of termination when applicable. The expiration date of newly issued options is ten years after grant date unless earlier terminated as provided for in the Rocket Lab 2021 Stock Option and Incentive Plan.
The assumptions used in calculating the fair value of stock-based awards represent our best estimates, however, these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change or we use different assumptions, stock-based compensation expense could be materially different in the future.

ROCKET LAB USA, INC. AND SUBSIDIARIES
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
Foreign Currencies
The functional currency of certain of the Company’s wholly owned subsidiaries is the currency of the primary economic environment in which they operate. Assets and liabilities denominated in currencies other than the functional currency are remeasured at the exchange rate in effect on the balance sheet date, with exchange differences or remeasurement included in other income, net on the consolidated statement of operations and comprehensive loss. Revenue and expenses are translated at average rates of exchange prevailing during the respective period. Translation adjustments resulting from this process are recorded as a component of accumulated other comprehensive income (loss) in the consolidated statements of changes in stockholders’ equity.
Leases
The Company leases certain property, vehicles and equipment. At contract inception, the Company determines if a contract contains a lease and whether the lease should be classified as an operating or financing lease.
Right of use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, it uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also includes any lease prepayments made and excludes lease incentives. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Finance leases result in the recognition of depreciation expense, which is recognized on a straight-line basis over the expected life of the leased asset, and interest expense, which is recognized following an effective interest rate method.
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

ROCKET LAB USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
Debt issuance costs related to the convertible senior notes were capitalized and recorded as a contra-liability and are presented net against the convertible senior notes balance on the consolidated balance sheets. Debt issuance costs consist of underwriting, legal and other direct costs related to the issuance of the convertible senior notes and are amortized to interest expense over the term of the convertible senior notes using the effective interest method.
Capped Call Transactions
Capped call transactions cover the aggregate number of shares of the Company’s common stock that will initially underlie the convertible senior notes. The Company determined that the freestanding capped call option contracts qualify as equity under the accounting guidance on indexation and equity classification, and recognized the contract by recording an entry to Additional paid-in capital in stockholders’ equity in the consolidated balance sheets and not remeasured.
Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivative and Hedging. For warrants that meet all the criteria for equity classification, the warrants are recorded as a component of additional paid-in capital at the time of issuance. Warrants classified as liabilities are recognized at fair value and remeasured at fair value at each reporting period with any change in fair value recognized in the consolidated statements of operations and comprehensive loss.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in ASU 2023-09 prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU 2023-09 disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company is assessing the potential impact of adopting ASU 2023-09 on its financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (DISE) (“ASU 2024-03”), which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The amendments in ASU 2024-03 will be applied prospectively with the option for retrospective application and early adoption is permitted. The Company is assessing the potential impact of adopting ASU 2024-03 on its financial statements.
3.                      REVENUES
The Company disaggregates revenue by reportable segment and revenue recognition pattern, as it believes these categories best depicts how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors. The following tables provide information about disaggregated revenue and a reconciliation of the disaggregated revenue during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024
	Launch Services	Space Systems	Total
Revenues by recognition model
Point-in-time	$125,338	$74,636	$199,974
Over-time	38	236,202	236,240
Total revenue by recognition model	$125,376	$310,838	$436,214

ROCKET LAB USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)

	Year Ended December 31, 2023
	Launch Services	Space Systems	Total
Revenues by recognition model
Point-in-time	$71,131	$46,704	$117,835
Over-time	763	125,994	126,757
Total revenue by recognition model	$71,894	$172,698	$244,592

	Year Ended December 31, 2022
	Launch Services	Space Systems	Total
Revenues by recognition model
Point-in-time	$60,200	$61,141	$121,341
Over-time	485	89,170	89,655
Total revenue by recognition model	$60,685	$150,311	$210,996
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
The following table presents the balances related to enforceable contracts as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Contract balances
Accounts receivable, net	$36,440	$35,176
Contract assets	63,108	12,951
Contract liabilities	(216,160)	(139,338)
Changes in contract liabilities were as follows:

	2024	2023	2022
Contract liabilities, beginning of year	$139,338	$108,344	$59,749
Contract liabilities assumed at acquisition	—	—	26,014
Customer advances received or billed	176,763	137,158	96,206
Recognition of unearned revenue	(99,941)	(106,164)	(73,625)
Contract liabilities, end of year	$216,160	$139,338	$108,344
The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.
The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior years during the years ended December 31, 2024, 2023 and 2022 was not material.
Backlog
The Company’s backlog represents the estimated transaction prices on performance obligations to the Company’s customers for which work remains to be performed. The amount of backlog increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of backlog when an enforceable agreement has been reached. Remaining backlog totaled $1,067,037 as of December 31, 2024, of which approximately 50% is expected to be recognized within 12 months, with the remaining 50% to be recognized beyond 12 months.

ROCKET LAB USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
Customer Financing
In connection with the signing of two separate multi-launch agreements with commercial customers, the Company entered into subordinated loan and security agreements. The commercial customers may choose to have certain milestone payments financed under the terms of the subordinated loan and security agreements. The receivables will bear no interest until the initial launch dates passes, after which interest will accrue at a fixed rate of 10.8% or 12.6%, based on the commercial customer. Principal and interest payments will be made over 12 quarterly payments from the launch date.
As of December 31, 2024 and 2023, the Company had $4,200 and $3,733 customer financing in prepaids and other currents assets, respectively and $15,567 and $13,533 customer financing receivable in other non-current assets on the consolidated balance sheets, respectively. Customer financing interest income for the years ended December 31, 2024 and 2023 was $1,213 and $371, respectively.
4.                      BUSINESS COMBINATIONS AND ASSET ACQUISITIONS
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

ROCKET LAB USA, INC. AND SUBSIDIARIES
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
_________________________
(1)SolAero, as a private company, had not adopted ASC 842 prior to the acquisition. Upon acquisition, SolAero adopted ASC 842 to align accounting policies with the Company.
(2)Contract liabilities was recorded under ASC 606 in accordance with ASU No. 2021-08; therefore a reduction in contract liabilities related to the estimated fair values of the acquired contract liabilities was not required.
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

ROCKET LAB USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
The Company recognized $427 of acquisition and integration related costs that were expensed for the year ended December 31, 2022. These costs are included in selling, general and administrative in the consolidated statements of operations and comprehensive loss.
Measurement Period
During the measurement period, the Company continued to obtain information to assist in determining the fair value of net assets acquired, which could differ materially from those preliminary estimates. Measurement period adjustments, if applicable, were applied in the reporting period in which the adjustment amounts were determined. The Company made a SolAero measurement period adjustment in the fourth quarter of 2022 related to a provision for contract loss of $9,446, which was recorded to other current liabilities and goodwill.
Unaudited Pro Forma Information
The Company’s 2022 consolidated statement of operations includes revenues of $81,188 and operating loss of $12,533, related to the SolAero acquisition.
The unaudited consolidated financial information summarized in the following table gives effect to the SolAero Acquisition assuming it occurred on January 1, 2022. These unaudited consolidated pro forma operating results do not assume any impact from revenue, cost or other operating synergies that are expected as a result of the acquisition. These unaudited consolidated pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the acquisition occurred on January 1, 2022, nor does the information project results for any future period.

Year Ended December 31,	As Reported	Acquisition Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
2024
Revenues	$436,214	$—	$436,214
Net loss	(190,175)	—	(190,175)
2023
Revenues	$244,592	$—	$244,592
Net loss	(182,571)	—	(182,571)
2022
Revenues	$210,996	$2,454	$213,450
Net loss	(135,944)	(1,062)	(137,006)
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

ROCKET LAB USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
5.                      CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES
Cash and cash equivalents and marketable securities consisted of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Cash and cash equivalents	$271,042	$162,518
Marketable securities, current	147,948	82,255
Marketable securities, non-current	60,686	79,247
Total cash and cash equivalents and marketable securities	$479,676	$324,020
As of December 31, 2024, cash equivalents and marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market accounts	$211,619	$—	$—	$211,619	$211,619	$—
Certificates of deposit	21,778	17	—	21,795	—	21,795
Commercial paper	10,103	6	—	10,109	—	10,109
Corporate debt securities	86,367	140	(31)	86,476	—	86,476
Yankee bonds	2,581	5	—	2,586	—	2,586
U.S. Treasury securities	66,192	—	(72)	66,120	—	66,120
Mortgage- and asset-backed securities	21,436	113	—	21,549	—	21,549
Total	$420,076	$281	$(103)	$420,254	$211,619	$208,635
The following table presents the Company’s cash equivalents and marketable securities with unrealized losses by investment category and the length of time the cash equivalents and marketable securities have been in a continuous loss position as of December 31, 2024:

	Less than 12 Months		In Loss Position for Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$11,192	$(31)	$—	$—	$11,192	$(31)
U.S. Treasury securities	20,497	(57)	42,423	(15)	62,920	(72)
Total	$31,689	$(88)	$42,423	$(15)	$74,112	$(103)
The Company has not observed a significant deterioration in credit quality of these securities, which are highly rated with moderate to low credit risk. Declines in value are largely attributable to current global economic conditions. The securities continue to make timely principal and interest payments, and the fair values are expected to recover as they approach maturity. The Company does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell the securities, before the respective recoveries of their amortized cost bases, which may be maturity. As of December 31, 2024, the Company had not recognized an allowance for credit losses on any marketable securities in an unrealized loss position.
The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of December 31, 2024:

	Amortized Cost	Fair Value
Due within one year	$359,492	$359,568
Due within one to two years	60,584	60,686
Total	$420,076	$420,254

ROCKET LAB USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
6.                      FAIR VALUE OF FINANCIAL INSTRUMENTS
As of December 31, 2024 and 2023, the following financial assets and liabilities are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$211,619	$—	$—	$211,619
Marketable securities, current:
Certificates of deposit	—	21,795	—	21,795
Commercial paper	—	10,109	—	10,109
Corporate debt securities	—	57,589	—	57,589
Yankee bonds	—	2,208	—	2,208
U.S. Treasury securities	55,568	—	—	55,568
Mortgage- and asset-backed securities	—	680	—	680
Marketable securities, non-current
Corporate debt securities	—	28,887	—	28,887
Yankee bonds	—	378	—	378
U.S. Treasury securities	10,552	—	—	10,552
Mortgage- and asset-backed securities	—	20,869	—	20,869
Total	$277,739	$142,515	$—	$420,254

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$121,491	$—	$—	$121,491
Marketable securities, current:
Certificates of deposit	—	24,590	—	24,590
Commercial paper	—	10,484	—	10,484
Corporate debt securities	—	41,871	—	41,871
Yankee bonds	—	2,676	—	2,676
U.S. Treasury securities	2,633	—	—	2,633
Marketable securities, non-current
Corporate debt securities	—	10,968	—	10,968
U.S. Treasury securities	54,900	—	—	54,900
Mortgage- and asset-backed securities	—	13,380	—	13,380
Total	$179,024	$103,969	$—	$282,993
Liabilities:
Other non-current liabilities:
Contingent consideration	$—	$—	$1,056	$1,056
Total	$—	$—	$1,056	$1,056
The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

ROCKET LAB USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
There were no transfers between fair value measurement levels during the years ended December 31, 2024 and 2023.
Convertible Senior Notes
The Company measures the fair value of its convertible senior notes on a quarterly basis for disclosure purposes. The Company considers the fair value of its convertible senior notes as of December 31, 2024 to be a Level 2 measurement due to limited trading activity of the convertible senior notes. As of December 31, 2024, the net carrying amount of the convertible senior notes was $345,392, with unamortized discount and debt issuance costs of $9,608. As of December 31, 2024, the total estimated fair value (Level 2) of the convertible senior notes was $1,799,544. The fair value was determined based on the closing trading price of the convertible senior notes as of the last day of trading for the period.
7.                      INVENTORIES
Inventories as of December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
Raw materials	$50,650	$45,062
Work in process	60,462	53,628
Finished goods	7,962	9,167
Total inventories	$119,074	$107,857
8.                      PREPAIDS AND OTHER CURRENT ASSETS
Prepaids and other current assets as of December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
Prepaid expenses and deposits	$38,041	$48,031
Government grant receivables	7,783	9,940
Customer financing receivables	4,200	3,733
Other current assets	4,985	5,245
Total prepaids and other current assets	$55,009	$66,949
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
On June 6, 2024, the Company sold one of the Company’s held for sale helicopters to a purchaser unaffiliated with the Company, for $12,030 before closing costs and holdbacks. The Company recognized a gain on sale of assets related to the sale of the helicopter and spare parts of $2,825 included in other income, net in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2024.
On October 18, 2023, the Company sold one of the Company’s held for sale helicopters to a purchaser unaffiliated with the Company, for $3,900 before closing costs. The Company recognized a gain on sale of assets of $1,094 included in other income, net in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2023.

ROCKET LAB USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
10.                    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, as of December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
Buildings and improvements	$68,631	$59,730
Machinery, equipment, vehicles and office furniture	127,577	82,973
Computer equipment, hardware and software	16,204	11,624
Launch site assets	20,726	14,193
Construction in process	27,285	25,999
Property, plant and equipment—gross	260,423	194,519
Less accumulated depreciation and amortization	(65,585)	(49,110)
Property, plant and equipment—net	$194,838	$145,409
Depreciation expense recorded in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2024, 2023 and 2022 consisted of the following:

	Years Ended December 31,
Depreciation expense	2024	2023	2022
Cost of revenues	$11,088	$8,481	$12,867
Research and development	5,890	4,700	1,981
Selling, general and administrative	2,798	2,226	1,310
Total depreciation expense	$19,776	$15,407	$16,158
11.                    GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The carrying amount of goodwill for the space systems reportable segment was $71,020 as of December 31, 2024 and 2023.
Intangible Assets
The components of intangible assets consisted of the following as of December 31, 2024 and 2023:

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Developed Technology	$57,865	$(23,512)	$34,353
Capitalized software	13,757	(9,873)	3,884
Customer relationships	16,086	(4,472)	11,614
Trademarks and tradenames	10,098	(2,610)	7,488
Backlog	3,491	(3,491)	—
Other	1,320	(522)	798
Indefinite-Lived Intangible Assets
In-process Technology	500	—	500
Total	$103,117	$(44,480)	$58,637

ROCKET LAB USA, INC. AND SUBSIDIARIES
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
Amortization expense recorded in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2024, 2023 and 2022, respectively consisted of the following:

	Years Ended December 31,
	2024	2023	2022
Cost of revenues	$7,110	$7,106	$5,144
Research and development	45	90	3,449
Selling, general and administrative	4,913	5,904	4,634
Total amortization expense	$12,068	$13,100	$13,227
The following table outlines the estimated future amortization expense related to finite-lived intangible assets held as of December 31, 2024:

2025	$10,304
2026	10,147
2027	9,171
2028	8,138
2029	5,999
Thereafter	14,378
Total	$58,137
12.                    LOAN AGREEMENTS
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

ROCKET LAB USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
The Notes accrue interest at a rate of 4.250% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2024. The Notes mature on February 1, 2029, unless earlier converted, redeemed or repurchased. Before November 1, 2028, noteholders have the right to convert their Notes only during the following circumstances: (i) during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, (ii) during the five consecutive business day period after any 10 consecutive trading day period, or the measurement period, in which the trading price per $1 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day, (iii) upon the occurrence of certain corporate events or distributions specified in the Indenture or (iv) if the Company calls such Notes for redemption. From and after November 1, 2028, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 195.1029 shares of common stock per $1 principal amount of Notes, which represents an initial conversion price of approximately $5.13 per share of common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of December 31, 2024, the holder of the Notes have the right to convert between January 1, 2025 and March 31, 2025 because the Company’s common stock price exceeded the applicable conversion price by 130% for the specified period of time during the quarter ended December 31, 2024.
When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Since the issuance of the Notes, the Company has not received a notice from the holders. As of December 31, 2024, the Company cannot be required to settle the Notes in cash and has the intent and ability to settle in common stock, therefore, the Notes were classified as non-current liabilities on the Company’s consolidated balance sheet.
As of December 31, 2024, there was $355,000 outstanding under the Notes, before unamortized discount and debt issuance costs of $9,608. As of December 31, 2024, the effective interest rate under the Notes was 5.0%.
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

ROCKET LAB USA, INC. AND SUBSIDIARIES
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
As of December 31, 2024, there was $58,281 outstanding under the Loan Agreement, before unamortized discount and debt issuance costs of $2,187, of which $12,045 is classified as current in the Company’s consolidated balance sheets, with the remainder classified as long-term borrowing. As of December 31, 2024 the effective interest rate under the Loan Agreement was 14.9%. The Company is required to pay an end of term charge of $700 upon repayment of the Effective Date Draw.
The future principal payments under the Loan Agreement as of December 31, 2024 were as follows:

2025	$12,045
2026	13,652
2027	15,474
2028	17,110
Total	$58,281
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

ROCKET LAB USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
13.                    WARRANTS
Equity Classified Common Stock Warrants
The Company has issued equity classified warrants which are settled through issuance of common stock. Upon settlement, the warrants are recognized as additional paid-in capital, a component of equity in the consolidated balance sheets.
In connection with the Loan Agreement, the Company issued a warrant (“Warrant”), dated December 29, 2023, to purchase up to 728,835 shares of the Company’s common stock, at an exercise price of $4.87 per share, payable in cash or on a cashless basis according to the formula set forth in the Warrant. The exercise price of the Warrant and the number of shares issuable upon exercise of the Warrant were subject to adjustments for stock splits, combinations, stock dividends or similar events. On November 14, 2024, all 728,835 common stock warrants were exercised on a cashless basis, which resulted in the holder of the warrants receiving 540,336 shares of common stock.
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
14.                    STOCK-BASED COMPENSATION
Equity Incentive Plans
The Company has a single active equity incentive plan, the Rocket Lab 2021 Stock Option and Incentive Plan (the “2021 Plan”), with the objective of attracting and retaining available employees and directors by providing stock-based and other performance-based compensation. The Rocket Lab 2013 Stock Option and Grant Plan was terminated, but outstanding awards granted thereunder remain governed by it. The 2021 Plan provides for the grant of equity awards to officers, employees, directors and other key employees as well as service providers which include incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards, restricted stock units or any combination of the foregoing any of which may be performance based, as determined by the Company’s Compensation Committee. An aggregate of 59,875,000 shares were initially reserved for the issuance of awards under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan automatically increases each January 1, beginning on January 1, 2022, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. The Company was authorized to issue up to 113,756,881 shares of common stock as equity awards to participants under the 2021 Plan as of December 31, 2024. There were 92,127,861 shares of common stock available for grant as of December 31, 2024.

ROCKET LAB USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
Total stock-based compensation recorded in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2024, 2023 and 2022 consisted of the following:

	Years Ended December 31,
Stock-based compensation	2024	2023	2022
Cost of revenues	$16,657	$12,521	$17,948
Research and development	15,626	21,721	21,127
Selling, general and administrative	24,533	19,219	16,574
Total stock-based compensation expense	$56,816	$53,461	$55,649
Options
The following summarizes the stock option activity of the 2013 Plan for the years ended December 31, 2024, 2023 and 2022:

	Options to Purchase Common Stock	Weighted- Average Exercise Price per Share	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contract Life (In Years)	Aggregate Intrinsic Value
Outstanding — at January 1, 2022	17,345,328	$1.03	$0.54	6.03	$195,111
Exercised	(3,887,435)	1.02	0.51	1.93	10,687
Forfeited	(200,173)	1.22	0.71	—	510
Outstanding — at December 31, 2022	13,257,720	$1.03	$0.53	5.18	$36,306
Exercised	(2,623,282)	0.93	0.47	0.86	12,072
Forfeited	(7,556)	1.42	0.78	—	31
Expired	(75,596)	1.22	0.72	—	326
Outstanding — at December 31, 2023	10,551,286	$1.06	$0.53	4.32	$47,210
Exercised	(3,396,050)	1.01	0.52	2.61	84,916
Outstanding — at December 31, 2024	7,155,236	$1.08	$0.53	3.46	174,521
Options vested and exercisable — at December 31, 2024	7,155,236	$1.08	$0.53	3.46	$174,521
Options vested and exercisable — at December 31, 2023	10,551,286	$1.06	$0.53	4.32	$47,210
Options vested and exercisable — at December 31, 2022	13,185,026	$1.03	$0.53	5.18	$36,134
Restricted Stock Units
The time-based service vesting condition is generally satisfied over periods of approximately four years as the employees provide service. As of December 31, 2024, the total unrecognized compensation expense related to unvested restricted stock units granted under the 2013 Plan and 2021 Plan was $128,689 and will be recognized upon vesting.

ROCKET LAB USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
The following summarizes the restricted stock unit activity of the Plan for the years ended December 31, 2024, 2023 and 2022:

	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding — at January 1, 2022	16,946,922	$4.49
Granted	14,455,901	5.97
Released	(13,264,758)
Forfeited	(1,451,848)	6.33
Outstanding — at December 31, 2022	16,686,217	5.94
Granted	11,269,200	4.76
Released	(8,887,903)
Forfeited	(2,729,675)	6.01
Outstanding — at December 31, 2023	16,337,839	5.48
Granted	18,206,230	6.54
Released	(9,854,054)	5.45
Forfeited	(2,931,413)	5.15
Outstanding — at December 31, 2024	21,758,602	$6.43
Units expected to vest — at December 31, 2024	21,758,602	$6.43
Units expected to vest — at December 31, 2023	16,337,839	$5.48
Units expected to vest — at December 31, 2022	16,686,217	$5.94
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
During the years ended December 31, 2024, 2023 and 2022, 1,473,720, 1,369,604 and 1,106,958 shares of common stock were issued under the 2021 ESPP. As of December 31, 2024, 20,183,297 shares remain available for issuance under the 2021 ESPP. Total ESPP stock-based compensation recorded in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024, 2023 and 2022 was $3,016, $2,399 and $3,693, respectively. As of December 31, 2024, the total unrecognized compensation expense related to the 2021 ESPP was $3,712 and will be recognized over the remaining offering period.
15.                    EMPLOYEE BENEFITS
Defined Contribution Plans
The Company’s 401(k) Savings and Retirement Plan covers any eligible employee on the active payroll of the Company. The Company’s contributions were approximately $2,858, $2,427 and $1,520 during the years ended December 31, 2024, 2023 and 2022, respectively. The Company’s contributions consist of matching contributions, and non-elective contributions on behalf of employees.

ROCKET LAB USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
16.                    LEASES
The Company has operating and finance leases for properties, vehicles and equipment. The Company’s operating and finance leases have remaining lease terms of less than one year to twenty-six years, some of which include options to extend the lease term, and some of which include options to terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.
Supplemental balance sheet information related to leases as of December 31, 2024 and 2023 were as follows:

		December 31,
Liabilities	Presentation	2024	2023
Current:
Operating lease liabilities	Other current liabilities	$6,170	$5,276
Finance lease liabilities	Other current liabilities	268	329
Total lease liabilities, current		6,438	5,605
Non-current:
Operating lease liabilities	Non-current operating lease liabilities	51,965	56,099
Finance lease liabilities	Non-current finance lease liabilities	14,970	15,238
Total lease liabilities, non-current		66,935	71,337
Total lease liabilities		$73,373	$76,942
The Company does not separate non-lease components for the purposes of measuring our lease liabilities and assets. The components of lease expense were as follows during the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
Operating lease costs:
Operating lease costs	$9,762	$7,164	$5,107
Amortization of favorable lease	1,220	610	—
Total operating lease costs:	$10,982	$7,774	$5,107
Finance lease costs:
Depreciation of right-of-use assets	$591	$627	$562
Interest on lease liabilities	949	967	900
Total finance lease costs	$1,540	$1,594	$1,462
Cash paid for amounts included in the measurement of lease liabilities:

	Years Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,672	$6,581	$4,558
Operating cash flows from finance leases	949	967	900
Finance cash flows from finance leases	329	336	271
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,871	$30,396	$9,140

ROCKET LAB USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
The weighted average remaining lease term related to operating leases was 9.0 years and 9.8 years as of December 31, 2024 and 2023, respectively. The weighted average discount rate related to operating leases was 6.4% as of December 31, 2024 and 2023. The weighted average remaining lease term related to finance leases was 17.4 years and 18.3 years as of December 31, 2024 and 2023. The weighted average discount rate related to finance leases was 6.2% as of December 31, 2024 and 2023.
The following is a schedule of the future minimum operating and finance lease payments by year as of December 31, 2024:

	Operating Leases	Finance Leases
2025	$9,680	$1,201
2026	9,774	1,231
2027	9,555	1,262
2028	8,842	1,293
2029	8,399	1,326
Thereafter	30,286	19,498
Total lease payments	76,536	25,811
Less imputed interest	(18,401)	(10,573)
Total	$58,135	$15,238
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
On May 23, 2016, the Company entered into a launch services agreement with a customer to provide three commercial dedicated launches which would deliver the customer’s payloads over the period of 2017 through 2021. Per the terms of the agreement, each dedicated launch shall have a firm fixed price below current launch vehicle costs. During the year ended December 31, 2018, the Company determined that it was probable that the costs to provide the services as stipulated by the launch services agreement would exceed the fixed firm price of each launch. As such, the Company recorded a provision for contract loss for these three dedicated launches. During the year ended December 31, 2021, one of the three launches occurred. On April 21, 2021, the launch services agreement was amended, resulting in one additional launch and the potential for price increases on the second and third launches dependent on the customer’s desired payload configuration. On March 29, 2023 and April 29, 2023, the launch services agreement was amended, to change the date by which the launch window election is to occur from March 31, 2023 to on or before May 31, 2023. In June 2023, the launch services agreement was terminated and as a result, the Company released a $4,066 provision for contract losses.

ROCKET LAB USA, INC. AND SUBSIDIARIES
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
The provision for contract losses outstanding as of December 31, 2024, which primarily is related to the solar panel module agreement, was $6,462 included in other current liabilities in the Company’s consolidated balance sheets.
18.                    INCOME TAXES
The components of the pretax loss for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Years Ended December 31,
	2024	2023	2022
Domestic	$(257,752)	$(205,334)	$(186,121)
Foreign	68,341	26,413	53,175
Loss before provision for income taxes	$(189,411)	$(178,921)	$(132,946)
The provision (benefit) for income taxes for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Years Ended December 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State	14	(18)	(39)
Foreign	(299)	3,270	3,802
Total current provision	(285)	3,252	3,763
Deferred:
Federal	166	114	(2,073)
State	280	452	(173)
Foreign	603	(168)	1,481
Total deferred provision	1,049	398	(765)
Provision for income taxes	$764	$3,650	$2,998
The following is a reconciliation of the U.S. federal statutory federal income tax rate to our effective tax rate (in percentages):

	Years Ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
Adjustments for tax effects of:
State taxes, net of federal benefit	6.0%	3.2%	8.3%
Transaction costs	—%	—%	1.4%
Permanent differences and other	(2.6%)	0.4%	(0.3)%
Uncertain tax positions	1.0%	(0.7)%	(2.1%)
Warrants	—%	—%	2.1%
Stock-based compensation	6.7%	(0.5%)	6.5%
Other adjustments to deferred taxes	0.1%	1.7%	—%
Increase in valuation allowance	(32.6)%	(27.1)%	(39.2)%
Provision for income taxes	(0.4)%	(2.0)%	(2.3%)

ROCKET LAB USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 were as follows :

	December 31,
	2024	2023
Deferred tax assets:
Accrued expenses	$2,751	$2,434
Inventories	2,612	1,536
Deferred revenue	13,681	22,293
Lease liability	19,181	20,394
Stock compensation	2,662	4,428
Interest expense	3,798	4,291
Net operating losses	129,601	87,946
Tax credits	4,768	4,768
Reserves	1,893	2,298
Capitalized research	81,261	52,019
Other	2,364	462
Total deferred tax assets	264,572	202,869
Valuation allowance	(236,113)	(173,441)
Total deferred tax assets, net	28,459	29,428
Deferred tax liabilities:
Right of use asset	(17,929)	(19,232)
Depreciation and amortization	(8,411)	(6,402)
Other	—	(719)
Total deferred tax liabilities	(26,340)	(26,353)
Net deferred tax assets	$2,119	$3,075
A valuation allowance is recognized against deferred tax assets if it is more-likely-than-not that the deferred tax asset will not be realized. Because of the Company’s recent history of operating losses in the U.S., we have recorded a full valuation allowance against our U.S. deferred tax assets. As of December 31, 2024 and 2023, we recorded valuation allowances of $236,113 and $173,441, respectively. In 2024, the net increase in our valuation allowance primarily resulted from losses from operations.
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

ROCKET LAB USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
The reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
Balance at beginning of year	$4,887	$3,560
Increase related to prior year tax positions	—	—
Decrease related to prior year tax positions	(1,974)	—
Increase related to current year tax position	—	1,327
Settlements	(1,974)	—
Balance at end of year	$939	$4,887
As of December 31, 2024 and 2023, the Company has unrecognized tax benefits totaling $140 and $4,087, respectively, which, if recognized, would impact the effective tax rate in future periods.
As of December 31, 2024, the Company anticipates that $0 of uncertain tax positions will be settled in the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. As of December 31, 2024 and 2023, there were no accrued interest and penalties.
Due to net operating loss (“NOL”) carryforwards, the U.S. federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for all years beginning with the year ended March 31, 2016. Our foreign subsidiaries are generally subject to examination within four years from the end of the tax year during which the tax return was filed. The years subject to audit may be extended if the entity substantially understates corporate income tax. The Company is not currently under examination in the United States by the Internal Revenue Service or state and local tax authorities. The Company is not currently under examination in New Zealand. We are under audit by the Canada Revenue Agency (“CRA”) for the years ended December 31, 2021 and December 31, 2022. The audit is in the early information request stage and the Company is engaged in discussions with the CRA on the matter. Given the early stage of these discussions, we will continue to monitor for any developments and their impact, if any, to our provision for income taxes.
At December 31, 2024 and 2023, the Company had federal NOL carryforwards of $492,496 and $352,000, respectively, which is comprised of definite and indefinite NOLs. The Company had definite federal NOL carryforwards of $57,135 as of December 31, 2024 and 2023, which begin to expire in varying amounts beginning in 2034. Federal NOLs generated after 2017 of $435,361 and $294,865 as of December 31, 2024 and 2023, respectively will carryforward indefinitely and are available to offset up to 80% of future taxable income each year. The Company also had state NOL carryforwards of $428,696 and $238,951 as of December 31, 2024 and 2023, respectively, available to reduce future taxable income, if any. If not realized, the state NOLs will begin to expire in varying amounts beginning in 2035.
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
As of December 31, 2024 and 2023, we have undistributed earnings of our foreign subsidiaries of $43,266 and $24,586, respectively, which we have indefinitely reinvested and for which we have not recognized deferred taxes. The amount of unrecognized deferred taxes associated with these unremitted earnings would not be significant at December 31, 2024 and 2023.
19.                    NET LOSS PER SHARE
Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during each period.
The holder of each share of common stock has the right to one vote for each share and is entitled to notice of any stockholders’ meeting and to vote upon certain events.

ROCKET LAB USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the as-converted method, or two-class method for participating securities, whichever is more dilutive. Potentially dilutive shares are comprised of common stock warrants, restricted stock units and stock options. For the years ended December 31, 2024, 2023 and 2022, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive.
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
Numerator
Net loss attributable to common stockholders-basic and diluted	$(190,175)	$(182,571)	$(135,944)
Denominator
Weighted average common shares outstanding-basic and diluted	495,929,861	481,768,060	466,214,095
Net loss per share attributable to common stockholders-basic and diluted	$(0.38)	$(0.38)	$(0.29)
The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the years ended December 31, 2024, 2023 and 2022:

	December 31,
	2024	2023	2022
Stock options and restricted stock units	28,913,838	26,889,125	29,943,937
Common stock warrants	—	728,835	—
Shares underlying our convertible senior notes	69,261,530	—	—
20.                    SEGMENTS
The Company’s CODM reviews financial information presented based on a management approach for the purposes of making operating decisions, assessing financial performance and allocating resources. The Company manages its business primarily based upon two operating segments, launch services and space systems. Each of these operating segments represents a reportable segment. Launch Services provides launch and launch related services to customers on a dedicated mission or ride share basis. Space systems is predominately comprised of spacecraft components and spacecraft manufacturing. Although some of the Company’s contracts with customers contain elements of space systems and launch services, each reporting segment is managed separately to better align with customer’s needs and the Company’s growth plans. The accounting policies of the various segments are the same as those described in Note 2. For contracts with customers that contain both space systems and launch services elements, revenues for each reporting segment are generally allocated based upon the overall costs incurred for each of the reporting segments in comparison to total overall costs of the contract. The following table shows information by reportable segment for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024		2023		2022
	Launch Services	Space Systems	Launch Services	Space Systems	Launch Services	Space Systems
Revenues	$125,376	$310,838	$71,894	$172,698	$60,686	$150,310
Cost of revenues	90,786	229,279	63,827	129,356	67,640	124,366
Gross profit (loss)	$34,590	$81,559	$8,067	$43,342	$(6,954)	$25,944

ROCKET LAB USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
The following table shows information by reportable segment by products and services for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024		2023		2022
	Launch Services	Space Systems	Launch Services	Space Systems	Launch Services	Space Systems
Products:
Revenues	$—	$289,851	$—	$156,560	$—	$133,103
Cost of revenues	—	213,835	—	115,342	—	104,994
Gross profit	$—	$76,016	$—	$41,218	$—	$28,109

Services:
Revenues	$125,376	$20,987	$71,894	$16,138	$60,686	$17,207
Cost of revenues	90,786	15,444	63,827	14,014	67,640	19,372
Gross profit (loss)	$34,590	$5,543	$8,067	$2,124	$(6,954)	$(2,165)
Management does not regularly review either reporting segment’s total assets or operating expenses. This is because in general, the Company’s long-lived assets, facilities, and equipment are shared by each reporting segment.
21.                    CONCENTRATION OF CREDIT RISK, SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION
Concentration of Credit Risk and Significant Customers
The Company is subject to concentration of credit risk with respect to its cash, cash equivalents and accounts receivable. The Company maintains bank accounts in the United States, New Zealand and Canada and attempts to minimize by maintaining its cash, cash equivalents with major high credit quality financial institutions. From time to time cash balances held may exceed limits federally insured by the Federal Deposit Insurance Corporation. The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk associated with these accounts.
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
As of December 31, 2024 and 2023, the Company’s customers that accounted for 10% or more of the total accounts receivable, net, were as follows:

	December 31,
	2024	2023
Lockheed Martin Corporation	15%	*
Dynetics Inc.	15%	*
MDA Corporation	*	21%
Northrop Grumman Space Systems	*	20%
*Accounts receivable, net was less than 10%

ROCKET LAB USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
For the years ended December 31, 2024, 2023 and 2022, the Company’s customers that accounted for 10% or more of the total revenue were as follows:

	December 31,
	2024	2023	2022
MDA Corporation	23%	13%	*
Government Customer	11%	*	*
Northrop Grumman Space Systems	*	13%	*
*Revenue was less than 10%
Geographic Information
The Company’s consolidated revenues by geographic area based on customer billing location are as follows for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024		2023		2022
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	% of Total Revenues
United States	$268,326	61%	$184,748	76%	$164,593	78%
Canada	104,388	24%	36,116	15%	4,562	2%
Japan	30,684	7%	10,457	4%	15,306	7%
Rest of world	32,816	8%	13,271	5%	26,535	13%
Total	$436,214	100%	$244,592	100%	$210,996	100%
Long-lived assets, which consists of property, plant and equipment, net, leased right-of-use assets, intangible assets, net and goodwill, by geographic area are as follows as of December 31, 2024 and 2023:

	December 31,
	2024		2023
	Amount	% of Long- Lived Assets	Amount	% of Long- Lived Assets
United States	$346,383	88%	$308,718	86%
New Zealand	42,090	11%	45,575	13%
Canada	4,082	1%	4,618	1%
Total	$392,555	100%	$358,911	100%
22.                    RELATED PARTY TRANSACTIONS
As of December 31, 2024 and 2023, there are no amounts due to or from related parties.

ROCKET LAB USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
23.                    SUBSEQUENT EVENTS
Preferred Stock Exchange
The Company entered into an exchange agreement dated December 3, 2024 with The Equatorial Trust (the “Trust”), a family trust established by Sir Peter Beck (“Sir Peter”), the Company’s Founder, President, Chief Executive Officer and Chairman, to exchange (the “Preferred Stock Exchange”) 50,951,250 shares of the Company’s common stock into 50,951,250 shares of the Company’s Series A Convertible Participating Preferred Stock, $0.0001 par value per share (the “Preferred Stock”). On January 7, 2025, the Preferred Stock Exchange was consummated (the “Closing”) and the Company filed the Certificate of Designation for the Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, which became effective upon filing. At the Closing, the Company issued 50,951,250 shares of Preferred Stock to the Trust.
The Preferred Stock has the rights and restrictions set forth in a Certificate of Designation. Each share of Preferred Stock is convertible at any time at the option of the holder of the Preferred Stock (a “Holder”) into a number of shares of Common Stock at the then-applicable conversion rate (the “Conversion Rate”). In addition, each share of Preferred Stock automatically converts into a number of shares of Common Stock at the Conversion Rate upon the earliest to occur of (a) a transfer of such share (other than to a Permitted Transferee), (b) the first date on which Sir Peter no longer serves as (i) the Chief Executive Officer of the Company or (ii) such other executive officer position of the Company as approved by the Board, (c) Sir Peter’s death or permanent disability, or (d) the first date on which the outstanding shares of Preferred Stock no longer represent a minimum beneficial ownership by Sir Peter of five percent. A “Permitted Transferee” is defined in the Certificate of Designation and includes Sir Peter and his controlled affiliates. The Preferred Stock is not redeemable by the Company at any time.
The Certificate of Designation also provides that for so long as any shares of Preferred Stock are outstanding, the Holders, voting exclusively and as a separate class, will be entitled to designate and elect at least one individual to serve on the Board as a director (a “Preferred Stock Director”). In the event the Board increases its size to more than ten members, the Holders are entitled to designate and elect, voting exclusively and as a separate class, one or more additional Preferred Stock Directors in order to maintain the right to elect ten percent of the total number of authorized directorships, rounded up to the nearest whole number. The right to designate a Preferred Stock Director is nontransferable.
Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, after the satisfaction in full of the Company’s debts and the payment of any liquidation preference ranking senior to the Preferred Stock, Holders are entitled to receive an amount equal to $0.0001 per share of Preferred Stock. Following the payment of the full amount of the liquidation preference in respect of all outstanding shares of Preferred Stock, Holders participate pari passu with the holders of the Common Stock (on an as-if-converted-to-Common-Stock basis) in the net assets of the Company.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rocket Lab USA, Inc.

Date: February 27, 2025	By:	/s/ Peter Beck
Peter Beck
President, Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Peter Beck	President, Chief Executive Officer and Chairman	February 27, 2025
Peter Beck	(Principal Executive Officer)

/s/ Adam Spice	Chief Financial Officer	February 27, 2025
Adam Spice	(Principal Financial Officer and Principal Accounting Officer)

/s/ Nina Armagno	Director	February 27, 2025
Nina Armagno

/s/ Edward Frank	Director	February 27, 2025
Edward Frank

/s/ Matthew Ocko	Director	February 27, 2025
Matthew Ocko

/s/ Jon Olson	Director	February 27, 2025
Jon Olson

/s/ Kenneth Possenriede	Director	February 27, 2025
Kenneth Possenriede

/s/ Merline Saintil	Director	February 27, 2025
Merline Saintil

/s/ Alex Slusky	Director	February 27, 2025
Alex Slusky