Form 10-K/A
period 2024-12-31
Rocket Lab USA, Inc.
filed 2025-04-30
CIK 1819994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K/A
Amendment No. 1
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,732.3 million (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each other person who may be deemed to be an affiliate of the registrant have been excluded from the computation. This determination of affiliate status with respect to the foregoing calculation is not necessarily a conclusive determination for other purposes.
As of April 25, 2025, the registrant had 461,432,393 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

Rocket Lab USA, Inc. (“Rocket Lab,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2025 (the “2024 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the 2024 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. We are filing this Amendment to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the 2024 10-K.
This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the 2024 10-K. The cover page of the 2024 10-K is also amended to delete the reference to the incorporation by reference of the Company’s definitive proxy statement.
Except as described above, no other changes have been made to the 2024 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2024 10-K. This Amendment does not reflect events occurring after the date of the filing of our 2024 10-K. Accordingly, this Amendment should be read in conjunction with our 2024 10-K and with our filings with the SEC subsequent to the filing of our 2024 10-K.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Terms used but not defined herein are as defined in our 2024 10-K.

Rocket Lab USA, Inc.
Amendment No. 1 on Form 10-K/A

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Set forth below is the name, age (as of April 30, 2025), position and background (which includes a description of the relevant business experience) of each of our directors and executive officers:

Name	Age	Position
Peter Beck	48	President, Chief Executive Officer and Chairman
Adam Spice	56	Chief Financial Officer
Frank Klein	52	Chief Operations Officer
Arjun Kampani	53	Senior Vice President, General Counsel and Secretary
Lt. Gen. Nina M. Armagno (Ret.)(3)(4)	59	Director
Edward Frank(1)(2)	68	Director. Chair of the Compensation Committee
Matt Ocko	56	Director
Jon Olson(2)(3)	71	Director, Chair of the Audit Committee
Kenneth Possenriede(1)(2)	65	Director
Merline Saintil(1)(3)	48	Director, Chair of the Nominating and Corporate Governance Committee
Alex Slusky	57	Director

(1)    Member of our compensation committee.
(2)    Member of our audit committee.
(3)    Member of our nominating and corporate governance committee.
(4)    Member of our government security committee.
Background of Directors and Executive Officers
Sir Peter Beck. Mr. Beck is the Founder, President and Chief Executive Officer of Rocket Lab. Mr. Beck founded the company in 2006 and has served on the Legacy Rocket Lab board, and as the President and Chief Executive Officer since July 2013 and was appointed Chairman of the Legacy Rocket Lab board in May 2021 and our Board since August 2021 (references to “Legacy Rocket Lab” mean this company prior to its merger with Vector Acquisition Corporation on August 25, 2021). Mr. Beck currently serves as the designated Series A Preferred Stock Director, with a term to expire at the annual meeting in 2027 concurrently with the Class III directors. Further, he served as our Treasurer from July 2013 until May 2021, and as our Secretary and Chief Financial Officer from July 2013 until September 2015. From 2013, Mr. Beck led the development of the Electron launch vehicle, which was designed from the ground up to accommodate a high launch rate business model to meet the needs of customers for small launch services. Under Mr. Beck’s leadership, Rocket Lab pioneered advanced aerospace manufacturing techniques for Electron, including 3D printed rocket engines, electric-pump-fed rocket engines and fully carbon composite fuel tanks. Mr. Beck also led the development of our private orbital launch site, LC-1, located in Mahia, New Zealand, which required the establishment of an international treaty and legislation to enable us to use U.S. launch and spacecraft technology that otherwise would not be permitted for launches from foreign soil.
Prior to founding Rocket Lab, Mr. Beck began his career in 1993 with an apprenticeship as precision engineer at global appliance manufacturer Fisher & Paykel, before moving into production machinery design, product design and analysis. He later went to a government research institute in 2003 where he focused on advanced composites structures and materials for high performance applications. While at the government lab, Mr. Beck led several complex engineering programs to optimize technologies including wind turbines and superconductors. In his own time, Mr. Beck began building rockets at an early age, steadily increasing their size and complexity. In 2006, Mr. Beck founded Rocket Lab and led its efforts to successfully launch Atea-1 in 2009, which we believe is the first commercially-developed rocket to reach space from the Southern Hemisphere.
An award-winning engineer, Mr. Beck has been presented with the Gold Medal from the Royal Aeronautical Society, Meritorious Medal from the New Zealand Division of the Royal Aeronautical Society and Cooper Medal and Pickering Medal from the Royal Society of New Zealand. In addition, in recognition of Mr. Beck’s outstanding contributions to aerospace, entrepreneurship and technical innovation he was appointed as an adjunct professor in aerospace engineering by the University of Auckland and was Knighted in 2024 by the New Zealand Government.

Adam Spice. Mr. Spice has served as Rocket Lab’s Chief Financial Officer since May 2018. From January 2011 until May 2018, he was Vice President and Chief Financial Officer at MaxLinear, Inc., a provider of radio frequency, analog and mixed-signal integrated circuits for the connected home, wired and wireless infrastructure, and industrial and multimarket applications. From October 2009 to November 2010, Mr. Spice was the Chief Financial Officer of Symwave Corporation, a venture backed fabless semiconductor company until its sale to Standard Microsystems Corporation (SMSC). From July 2000 until September 2009, Mr. Spice held a variety of financial and operational executive roles at Broadcom Corporation, a creator of semiconductor solutions for wired and wireless communications. From June 1996 until July 2000, Mr. Spice worked as a finance manager for Intel, a microchips manufacturer. Mr. Spice has a Bachelor of Business Administration from the Brigham Young University and an MBA from The University of Texas at Austin.
Frank Klein. As Chief Operations Officer, Mr. Klein leads Rocket Lab’s efforts to scale manufacturing of its spacecraft, launch vehicles, and spacecraft components across multiple sites to meet growing customer demand. Prior to joining the Rocket Lab team, Mr. Klein served Daimler AG (now Mercedes-Benz Group) for 27 years where he led various business divisions including Vehicle Research, Trucks, Cars, and Van manufacturing. While Vice President of Mercedes-Benz Vans Operations, Mr. Klein managed global production across 12 production sites, heading up logistics, industrial engineering, and the division’s quality department, with responsibility for more than 14,000 employees globally. Mr. Klein also served as President of Magna Steyr AG, the automotive industry’s largest independent contract manufacturer with an annual turnover of more than US$6 billion, where he led operations across three continents and 13,000 employees globally. Most recently Mr. Klein served as COO at Rivian Automative, where he helped to transform Rivian from a low volume automotive start-up to a high volume premium electric vehicle manufacture while responsible for 9,000+ employees. Mr. Klein holds a Masters’ Degree in Electrical and Industrial Engineering from Baden-Wuerttemberg Cooperative State University Stuttgart and a bachelor's degree in Business Administration from FernUniversität in Hagen.
Arjun Kampani. Arjun Kampani is Rocket Lab's Senior Vice President, General Counsel and Corporate Secretary, leading the Company's legal and regulatory affairs and guiding on all legal, governance, ethics, and compliance matters. Mr. Kampani has over two decades of experience advising and leading public and private businesses, including more than 18 years of experience in the aerospace industry. Mr. Kampani joined Rocket Lab from Aerojet Rocketdyne where he served as Senior Vice President, General Counsel and Secretary, managing and advising on a broad range of issues including all aspects of corporate law, corporate governance, securities law, litigation, mergers and acquisitions, international transactions, and legal, ethics, and compliance issues. Prior to Aerojet Rocketdyne, Mr. Kampani spent 10 years at General Dynamics Corporation where he was its top mergers and acquisitions lawyer, completing 30+ acquisitions and divestitures, before going on to serve as Vice President, General Counsel & Secretary for General Dynamics Land Systems, a $4 billion international business. Mr. Kampani holds Juris Doctorate from Case Western Reserve University School of Law and a Bachelor of Arts from the University of Michigan.
Lt. Gen. Nina M. Armagno (Ret.). Lt. Gen. Armagno was appointed as a member of our Board in November 2023 and serves on our Nominating and Corporate Governance Committee and Government Security Committee. Lt. Gen. Armagno served as the Director of Staff, Headquarters for U.S. Space Force since August 2020. From June 2018 to August 2020, she served as the Director, Space Programs, Office of the Assistant Secretary for Acquisition where she directed the development and procurement of space programs for the Air Force and crafted program strategies for representing Air Force positions to Headquarters U.S. Air Force, the Office of the Secretary of Defense, Congress, and the White House. Prior to 2018, Lt. Gen. Armagno was the Director, Plans and Policy, U.S. Strategic Command where she was responsible for space and nuclear weapons plans, policy and employment. She is the only person who commanded both the Eastern and Western test and launch ranges. She is also a member of The Council on Foreign Relations. Lt. Gen. Armagno holds a Bachelor of Science in Biology from the U.S. Air Force Academy, a Master of Arts in Education Administration and Management from Chapman University, and a Master of Science in National Security Studies from National War College.

Edward Frank. Dr. Edward H. Frank has served as a member of our Board since September 2022 and currently serves as chair of our Compensation Committee and serves on our Audit Committee. Since August 2022, he has served as Executive Chair of Gradient Technologies, an Identity and Access Management (IAM) cybersecurity startup. In addition to Rocket Lab, he serves on the boards of director of Analog Devices (ADI), Blaize (BZAI), and SiTime (SITM), and was previously on the boards of director of Cavium (CAVM), FusionIO (FIO), Marvell (MRVL), and Quantenna (QTNA). Prior to Gradient, he was co-founder and CEO of Cloud Parity Inc., a voice-of-the-customer startup in the SF Bay Area, founded in late 2013. From 2009 through 2013, he was Vice President of Macintosh Hardware Systems Engineering at Apple, Inc. where he led the development of four generations of Macintosh laptop and desktop computers. Before joining Apple, he was Corporate Vice President of Research and Development at Broadcom, where he was responsible for Broadcom's overall engineering execution and played a key role in corporate business and IP strategy. Prior to becoming Corporate VP of R&D, Frank co-founded and led the engineering group for Broadcom's Wireless LAN business, which is now one of Broadcom's largest business units. Frank joined Broadcom in May 1999 following its acquisition of Epigram, Inc., where he was the founding CEO and Executive Vice President. From 1993 to 1996, he was a co-founder and Vice President of Engineering of NeTpower, Inc., a computer workstation manufacturer. From 1988 to 1993, Frank was a Distinguished Engineer at Sun Microsystems, Inc., where he co-architected several generations of Sun's SPARCstations and was a principal member of Sun's Green Project, which developed the precursor to the Java cross-platform web programming language. He is a named inventor on over 50 issued patents, and serves as an advisor to and/or board member of several startups. Dr. Frank holds BSEE and MSEE degrees from Stanford University. He received a Ph.D. in Computer Science from Carnegie Mellon University, where he was a Hertz Foundation Fellow. He is a member of the National Academy of Engineering (NAE), a Fellow of the Institute for Electrical and Electronic Engineers (IEEE), and a Board Leadership Fellow of the National Association of Corporate Directors (NACD). Frank has been a Trustee of Carnegie Mellon University since 2000. He served as the Board of Trustees’ Vice-Chair from 2015 through 2021. Dr. Frank is the Emeritas Executive Director, and a Member of the Board of Directors, of Metallica’s All Within My Hands Foundation.
Matt Ocko. Mr. Ocko has served as a member of our Board since August 2021 and as a member of the Legacy Rocket Lab board since January 2017. Since 2010, Mr. Ocko has served as the Co-Founder and Co-Managing Partner of venture capital fund DCVC. Prior to co-founding DCVC, Mr. Ocko was an investor at numerous firms, including VantagePoint Ventures, LLC, SOFTBANK Technology Ventures Corp (aka Mobius Venture Capital), Sevin Rosen Funds and Helix Investments. From 1984 – 1991, Mr. Ocko served as a member of the board of directors (in his capacity as co-founder) and Vice President of Research and Development of Da Vinci Systems, an e-mail software vendor. Mr. Ocko has a degree in Physics from Yale University.
Jon Olson. Mr. Olson has served as a member of our Board since August 2021 and as a member of the Legacy Rocket Lab board since June 2021. Mr. Olson is the chair of our Audit Committee and serves on our Nominating and Corporate Governance Committee. Mr. Olson served as the Chief Financial Officer at Xilinx, Inc., a provider of programmable semiconductor platforms, from June 2005 until his retirement in July 2016. While serving as Chief Financial Officer, he also held a variety of other senior management positions at Xilinx, including most recently as Executive Vice President from May 2014 to July 2016 and, prior to that, Senior Vice President of Finance from August 2006 to May 2014 and Vice President of Finance from June 2005 to August 2006. Prior to joining Xilinx, he served from 1979 to 2005 at Intel Corporation in various senior financial positions, including Vice President, Finance and Enterprise Services and Director of Finance. Mr. Olson currently serves as a member of the board of directors of AMD, Inc and Kulicke and Soffa Industries, Inc., and has previously served as a member of the board of directors of Xilinx, Inc, Mellanox Technologies, Ltd. and InvenSense Inc., among others. Mr. Olson holds an MBA in Finance from Santa Clara University and a B.S. in Accounting from Indiana University.
Kenneth Possenriede. Mr. Possenriede was appointed as a member of our Board in August 2024 and serves on our Audit Committee and our Compensation Committee. Mr. Possenriede most recently served as Executive Vice President and Chief Financial Officer of Lockheed Martin Corporation from February 2019 until his retirement in August 2021. Prior to becoming the CFO at Lockheed Martin Corporation, Mr. Possenriede served as Vice President of Finance and Program Management for Lockheed Martin Aeronautics Company from April 2016 to February 2019 where he was responsible for leading finances and program management processes, including accounting, contracts, business management, financial planning, scheduling and earned value. Mr. Possenriede also served as Vice President and Treasurer for Lockheed Martin Corporation from 2011 to April 2016. In that role, he was responsible for all aspects of the corporation’s worldwide banking activity, including global treasury operations, foreign exchange and capital markets, rating agency relations, capital planning, facilities and risk management. Mr. Possenriede also served as Lockheed Martin Corporation’s Vice President of Finance for the Electronic Systems organization, where he was responsible for all aspects of the business unit’s financial and contractual processes and commitments. Mr. Possenriede holds a Master of Business Administration from the University of Michigan and bachelor’s degree from Rutgers University in economics. He also currently serves as an advisor to the Rutgers Foundation Board of Directors.

Merline Saintil. Ms. Saintil has served as a member of our Board since June 2021 and is the Lead Independent Director. Ms. Saintil is the Chair of the Nominating and Corporate Governance Committee and she serves on our Compensation Committee. Ms. Saintil is an experienced senior executive, having served a number of Fortune 500 and privately-held companies, including Change Healthcare Inc. (Nasdaq: CHNG), Intuit Inc. (Nasdaq: INTU), Yahoo! Inc., PayPal Holdings Inc. (Nasdaq: PYPL), Adobe Inc. (Nasdaq: ADBE), and Joyent, Inc. From April 2019 to February 2020, Ms. Saintil served as the Chief Operating Officer, R&D/IT, for Change Healthcare Inc., a payment management software company. Prior to joining Change Healthcare, Ms. Saintil was a senior executive in the Product & Technology group at Intuit Inc., a software company, from November 2014 to August 2018, where her core responsibilities included driving global strategic growth priorities, leading merger and acquisition integration and divestitures, and leading business operations for nearly half of Intuit’s workforce. Prior to Intuit, Ms. Saintil served as Head of Operations for Mobile & Emerging Products for Yahoo! Inc. from January 2014 to November 2014. Prior to joining Yahoo!, Ms. Saintil held various roles at Joyent, Inc., a software company, from November 2011 to September 2013; PayPal Holdings Inc., a payments company, from July 2010 to November 2011; Adobe Inc., a software company, from April 2006 to July 2010; and Sun Microsystems, Inc. from October 2000 to April 2006. Ms. Saintil currently serves on the boards of directors of Gitlab, Inc. (Nasdaq: GTLB) since October 2020, Symbotic (Nasdaq: SYM) since June 2022, and TD SYNNEX Corporation (NYSE: SNX) since September 2021. Ms. Saintil is the Chair of the Nominating and Governance Committee of Symbotic. She is certified in Cybersecurity Oversight by the National Association of Corporate Directors and the Carnegie Mellon Software Engineering Institute. Ms. Saintil holds a Bachelor of Science degree in Computer Science from Florida A&M University and a Master of Science degree in Software Engineering Management from Carnegie Mellon University and has completed Stanford Directors’ College and Harvard Business School’s executive education program. She is certified in Cybersecurity Oversight by the National Association of Corporate Directors and the Carnegie Mellon Software Engineering Institute and has completed Stanford Directors’ College and Harvard Business School’s executive education programs.
Alex Slusky. Mr. Slusky has served as a member of our Board since August 2021 and previously as the Chairman of the Vector Acquisition Corporation board of directors since its initial public offering. Since its inception in 1997, Mr. Slusky has served as Managing Director and Chief Investment Officer of Vector Capital and its affiliated funds. He has also served as a director of Cambium Networks Corp., a wireless technology company, since 2011, and served as a director of Technicolor SA, a manufacturer of digital media solutions, from July 2013 until 2016. From 1995 until 1997, Mr. Slusky led the technology equity practice at Ziff Brothers Investments, managing a portfolio of public and private technology investments which later became Vector Capital. From 1992 until 1995, Mr. Slusky was an investor at New Enterprise Associates, a venture capital firm where he focused on venture investments in software, communications, and digital media. Mr. Slusky has a degree in Economics from Harvard University and an MBA from Harvard Business School.
Family Relationships
There are no family relationships among any of our directors and executive officers.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all such reports.
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that for 2024, all required reports were filed on a timely basis under Section 16(a), except for the following: a Form 4 filed by Lt. Gen. Nina Armagno reporting a transaction that occurred on December 11, 2024, which Form 4 was filed on February 6, 2024; and a Form 4 filed by Alex Slusky reporting a transaction that occurred on September 16, 2024, which Form 4 was filed on December 12, 2024.
Board and Committee Meetings
For the year ended December 31, 2024, our Board held 4 regular meetings and 4 special meetings, the Audit Committee held 4 regular meetings, the Compensation Committee held 4 regular meetings and 1 special meeting, the Nominating and Corporate Governance Committee held 4 meetings and the Government Security Committee held 1 regular meeting. Each Board member attended 75% or more of the aggregate number of Board meetings and meetings of the committees on which he or she served, held during the portion of the last fiscal year for which he or she was a director or committee member.

Committees
The Board has four standing committees: the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Government Security Committee. The Board may establish ad hoc committees from time to time on an as-needed basis.
The Board has adopted written charters for the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Government Security Committee. These charters, as well as our Code of Business Conduct and Ethics and our Corporate Governance Guidelines, are posted and available on the investor relation section of our corporate website at https://investors.rocketlabusa.com. The information on or accessible through our website is not a part of or incorporated by reference in this Amendment.
Audit Committee
We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Audit Committee consists of Jon Olson, Edward Frank and Kenneth Possenriede, with Jon Olson serving as the chair. The Board determined that each of the members of the Audit Committee meet the independence requirements under the rules of The Nasdaq Stock Market LLC (“Nasdaq”) and SEC rules and is financially literate and each of Jon Olson and Kenneth Possenriede qualify as an audit committee financial expert within the meaning of the SEC regulations and meets the financial sophistication requirements of the Nasdaq listing rules.
The functions of this committee include, among other things: reviewing and reassessing the adequacy of the Audit Committee charter; appointing terminating and selecting a firm to serve as our independent registered public accounting firm to audit our financial statements; ensuring the independence of the independent registered public accounting firm; overseeing the work of the independent registered public accounting firm; considering the adequacy of our internal controls; reviewing any reports made by the Chief Executive Officer and Chief Financial Officer of the Company to the Audit Committee with respect to (1) any significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting that are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, within the time periods specified in the SEC’s rules and forms and (2) any fraud involving management or other employees who have a significant role in the Company’s internal control over financial reporting; reviewing related-party transactions that are material or otherwise implicate disclosure requirements; and approving or as permitted, pre-approving all audit and non-audit services to be performed by the independent registered public accounting firm.
In connection with the Audit Committee’s discussion of the Company’s risk assessment and management guidelines, the Audit Committee may discuss or consider the Company’s major risk exposures, including financial, operational, privacy, security, cybersecurity, competition, legal, regulatory and accounting risk exposures and the steps that the Company’s management has taken to monitor and control such exposures.
Compensation Committee
Our Compensation Committee consists of Edward Frank, Kenneth Possenriede and Merline Saintil, with Edward Frank serving as the chair. Our Board has determined that each of the members of the Compensation Committee meets the independence requirements under Nasdaq and SEC rules. Each member of this committee is also a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act.
The functions of the Compensation Committee include: reviewing and reassessing the adequacy of the Compensation Committee charter; reviewing and approving the compensation and the terms of any compensatory agreements of our Chief Executive Officer and our other non-chief executive officers; reviewing and recommending to the Board the compensation of its directors; administering our stock and equity incentive plans; reviewing and approving or making recommendations to the Board with respect to incentive compensation and equity plans; determining and approving any employment agreements, severance arrangements, retirement arrangements and special or supplemental benefits for each executive officer of the Company, including perquisite benefits; establishing Rocket Lab’s overall compensation philosophy; and such other functions as are required to comply with Nasdaq listing rules.
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee consists of Merline Saintil, Lt. Gen. Nina Armagno and Jon Olson, with Merline Saintil serving as the chair. Our Board determined that each of the members of the Nominating and Corporate Governance Committee meet the independence requirements under Nasdaq and SEC rules.

The functions of the nominating and governance committee include: reviewing and reassessing the adequacy of the Nominating and Corporate Governance Committee charter; determining and, at least annually reviewing the specific minimum qualifications that the Nominating and Corporate Governance Committee believes must be met by a Nominating and Corporate Governance Committee recommended nominee; establishing a policy with regard to the consideration of director candidates recommended by stockholders and establishing procedures to be followed by securityholders in submitting recommendations for director candidates to the Nominating and Corporate Governance Committee; identifying and recommending candidates for membership on the Board; recommending individuals to the Board for nomination for election as directors at each annual meeting of stockholders or for appointment as directors by the Board to fill any vacancy on the Board; recommending to the Board directors for appointment as chairperson and as members of Board committees; and reviewing all director nominations and proposals submitted to the Company by its stockholders, to determine whether the nomination or proposal was submitted in a timely manner. The Nominating and Corporate Governance Committee has not yet adopted a formal policy with regard to the consideration of any director candidates that may be recommended by stockholders, but intends to do so and will consider candidates recommended by our stockholders so long as the proper procedures in our bylaws are followed. In addition, the Nominating and Corporate Governance Committee periodically reviews and makes recommendations about the Company’s ESG strategy, policies and procedures.
In addition to the formal procedures set forth in our bylaws for the nomination of directors by stockholders, the Nominating and Corporate Governance Committee may from time to time evaluate candidates for nomination as director that come to its attention through incumbent directors, management, stockholders or third parties. Such informal recommendations by stockholders should be directed to the attention of the Nominating and Corporate Governance Committee as set forth below under “—Communications with Directors.” The Nominating and Corporate Governance Committee has and may in the future, if it deems appropriate under the circumstances, engage a third-party search firm to assist in identifying qualified candidates.
The Nominating and Corporate Governance Committee seeks director candidates who possess high quality business and professional experience, the highest personal and professional ethics, integrity and values and who have an inquisitive and objective perspective and mature judgment. Director candidates must also be committed to representing the best interests of our stockholders and have sufficient time available in the judgment of the Nominating and Corporate Governance Committee to perform all Board and committee responsibilities. The Nominating and Corporate Governance Committee has no formal policy on diversity in identifying potential director candidates, but does regularly assess the needs of the Board for various skills, background and business experience in determining if the Board requires additional candidates for nomination.
Government Security Committee
Our Government Security Committee consists of Lt. Gen. Nina Armagno, in addition to the Corporate Facility Security Officer, the Company’s appointed Senior Management Official and certain other cleared representatives of legal, finance and business management as may be appointed by the Board. Lt. Gen Armagno is the chair of the Government Security Committee, and she meets the independence requirements under Nasdaq rules.
The functions of the Government Security Committee include: reviewing and reassessing the adequacy of the Government Security Committee charter, ensuring that the Company maintains appropriate protocols in regards to handling government information, and in particular, to safeguard classified and export controlled information from unauthorized access, and ensuring compliance with the terms of a DD Form 441 Department of Defense Security Agreement, or other program-specific requirements imposed by the U.S. Government, in connection with the performance of our government classified programs.
Board Leadership Structure
Separation of Chairman and Chief Executive Officer
Our Corporate Governance Guidelines state that the Board shall elect its Chairman (in the event that the Chairman is a female, she will be referred to as “Chairwoman”) and appoint the Company’s Chief Executive Officer according to its view of what is best for the Company at any given time. The Board does not believe there should be a fixed rule as to whether the offices of Chairman and Chief Executive Officer should be vested in the same person or two different persons or whether the Chairman should be an employee of the Company or should be elected from among the non-employee directors. The needs of the Company and the individuals available to play these roles may dictate different outcomes at different times and the Board believes that retaining flexibility in these decisions is in the best interest of the Company.
Currently, Mr. Beck serves as the Company’s Chairman and Chief Executive Officer. The Board may, however, make changes to its leadership structure in the future as it deems appropriate.

In addition, the Board may appoint a lead independent director. The lead independent director will preside over periodic meetings of independent directors, serve as a liaison between the Chairman or Chairwoman and the independent directors and perform such additional duties as the Board may otherwise determine and delegate. Currently, Ms. Saintil serves as lead independent director.
Executive Sessions of the Board
The independent directors meet at regularly scheduled executive sessions without the participation of management or non-independent directors. If the Chairman is an independent director, then the Chairman will preside at these meetings. If the Chairman is not an independent director, then the director who presides at these meetings will be the lead independent director. In the event that the lead independent director is unavailable to attend such a meeting, then a majority of the independent directors in attendance may designate one independent director to preside at such meeting. As required under applicable Nasdaq listing standards, in 2024, the Company’s independent directors met in regularly scheduled executive sessions at which only independent directors were present.
Presiding Director
In accordance with our corporate governing documents, the Board shall designate a representative to preside over all meetings of the Board, provided that if the Board does not so designate such a presiding director or such designated presiding director is unable to so preside or is absent, then the Chairman of the Board, if one is elected, shall preside over all meetings of the Board. If both the designated presiding director, if one is so designated and the Chairman of the Board, if one is elected, are unable to preside or are absent, the Board shall designate an alternate representative to preside over a meeting of the Board.
Board Role in Risk Oversight
Management will regularly report on any potential material risks to our Board at its meetings. Management reports regularly to the full Board, which also considers our material risks, with input from our various Board committees. Our Audit Committee also has certain statutory, regulatory and other responsibilities with respect to oversight of risk assessment and risk management. Specifically, the Audit Committee is responsible for review and discussion of the guidelines and policies that govern the process by which the Company’s exposure to risk is assessed and managed by management and periodically reviewing our enterprise risk management framework and major risk exposures, including our enterprise risk management processes. In connection with the Audit Committee’s discussion of the Company’s risk assessment and management guidelines, the Audit Committee may discuss or consider the Company’s major risk exposures, including financial, operational, privacy, security, cybersecurity, competition, legal, regulatory and accounting risk exposures and the steps that the Company’s management has taken to monitor and control such exposures.
The Board’s other independent committees also oversee risks associated with their respective areas of responsibility. For example, the Compensation Committee considers the risks to our business associated with our compensation policies and practices, with respect to both executive compensation and compensation generally and our Nominating and Corporate Governance Committee considers risks relating to management succession planning and corporate governance matters.
Insider Trading Policy
We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of our securities by directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. Our insider trading policy states, among other things, that our directors, officers, and employees are prohibited from trading in such securities while in possession of material, nonpublic information. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Insider Trading Policy which was filed as exhibit 19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 27, 2025. In addition, with regard to the Company's trading in its own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements.

Anti-Hedging and Anti-Pledging Policy
In addition to our insider trading and disclosure policy applicable to all directors, officers and employees generally, we have special trading procedures for insiders that is applicable to all of our directors, executive officers and certain designated employees (the “designated insiders”) that prohibits such designated insiders from certain hedging and pledging activities related to our securities. The policy prohibits those designated insiders and their affiliated persons (as defined in the special trading procedures addendum to the insider trading policy) from engaging in any purchases or sales of puts, calls, other derivative securities of the Company or any derivative securities that provide the economic equivalent of ownership of any of the Company’s securities or an opportunity, direct or indirect, to profit from any change in the value of the Company’s securities or engage in any other hedging transaction with respect to the Company’s securities unless such transaction has been approved by the Nominating and Corporate Governance Committee of the Board. In addition, such designated insiders are prohibited from using the Company’s securities as collateral in a margin account and may not pledge Company securities as collateral for a loan (or modify an existing pledge) unless the pledge has been approved by the Nominating and Corporate Governance Committee of the Board.
Director Orientation and Continuing Education
Our Nominating and Corporate Governance Committee oversees the orientation process for new members of our Board to ensure that they are familiar with the Company’s operations, financial matters, corporate governance practices and other key policies and practices through the preparation and review of background material and management meetings as appropriate. In addition, our Nominating and Corporate Governance Committee seeks to identify and encourage training and continuing education opportunities for all directors in order to improve both our Board and its committees’ performance.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. We will provide a copy of our Code of Business Conduct and Ethics without charge to any person upon written request made to Rocket Lab USA, Inc., 3881 McGowen Street, Long Beach CA 90808, Attention: Corporate Secretary. Our Code of Business Conduct and Ethics is also available in the investor relations section of our website at https://investors.rocketlabusa.com. We will disclose any waivers or amendments to the provisions of our Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions on our website.
Communications with Directors
A stockholder or other interested party who wishes to communicate directly with the Board, a committee of the Board, the lead independent director, the non-management or independent directors as a group or with the Chairman or any other individual director, regarding matters related to the Company should send the communication to:
Board or Chairman, lead independent director, individual director, committee or group of directors
Rocket Lab USA, Inc.
c/o Rocket Lab USA, Inc.
Corporate Secretary
3881 McGowen Street
Long Beach, California
We will forward all stockholder and other interested party correspondence about the Company to the Board, a committee of the Board, the lead independent director, the non-management or independent directors as a group or with the Chairman or any other individual director, as appropriate. Please note that we will not forward communications that are spam, junk mail or mass mailings, resumes and other forms of job inquiries, surveys and business solicitations or advertisements.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Introduction
This Compensation Discussion and Analysis provides information regarding the 2024 compensation for our principal executive officer, our principal financial officer, and the two most highly compensated executive officers (other than our principal executive officer and principal financial officer) who were serving as an executive officer at the end of the last completed fiscal year (together, our “Named Executive Officers”). We did not have any other executive officers during 2024. For 2024, our Named Executive Officers were:
•Peter Beck, our Founder, President and Chief Executive Officer (our “CEO”);
•Adam C. Spice, our Chief Financial Officer (our “CFO”);
•Arjun Kampani, our Senior Vice President, General Counsel and Corporate Secretary; and,
•Frank Klein, our Chief Operations Officer (our “COO”).
This Compensation Discussion and Analysis describes the material elements of our executive compensation during 2024. It also provides an overview of our executive compensation philosophy, including our principal compensation policies and practices. Finally, it analyzes how and why the Compensation Committee and our Board arrived at the specific compensation decisions for our Named Executive Officers in 2024 and discusses the key factors that were considered in determining their compensation.
Executive Summary
Who We Are
We are an end-to-end space company with an established track record of mission success. We deliver reliable launch services, spacecraft design services, spacecraft components, spacecraft manufacturing and other spacecraft and on-orbit management solutions that make it faster, easier and more affordable to access space. We believe that space has defined some of humanity’s greatest achievements and it continues to shape our future. We are motivated by the impact we can have on Earth by making it easier to get to space and to use it as a platform for innovation, exploration and infrastructure.
2024 Business Highlights
Our executive compensation program seeks to incentivize and reward strong corporate performance. 2024 was a year marked by significant achievements across our business. 2024 business highlights included the following:
•Full year 2024 revenue of $436.2 million, representing year-on-year growth of approximately 78%.
•Full year 2024 broad based growth with our organic space system products and services representing growth of $138.1 million and higher launch cadence that delivered growth of $53.5 million.
•Backlog increased from $1,046.1 million at December 31, 2023 to $1,067.0 million as of December 31, 2024.
Executive Compensation Overview
Our Compensation Committee and Board took the following key actions with respect to the compensation of our Named Executive Officers for 2024:
•Base Salaries. Our CFO’s and Senior Vice President, General Counsel, and Corporate Secretary’s annual base salaries were increased effective as of March 31, 2024 in connection with an annual review in March 2024. Following a broader review specific to CEO compensation, our CEO’s annual base salary was increased effective as of October 1, 2024.
•Discretionary Cash Bonuses. For our Named Executive Officers, approved discretionary cash bonus awards between 50% and 136% of base salary (excluding any cash received in lieu of vacation).
•Long-Term Incentive Compensation. Approved an equity award for Mr. Kampani, our Senior Vice President, General Counsel and Corporate Secretary, taking into consideration the history of grants for each of our executive officers and magnitude of unvested equity at the time. We also approved equity grants for our CEO and COO, as described further below.

•Chief Executive Officer Compensation. Our Compensation Committee and Board undertook a comprehensive review of compensation for our CEO. Based on this review, and as described in greater detail below, our Board approved an amended employment agreement for Mr. Beck, including changes to his annual cash compensation as well as equity awards in the form of time vesting restricted stock units (“RSUs”).
•Chief Operations Officer Appointment. Mr. Klein was appointed as our COO. In connection with this appointment, our Board approved an employment agreement for Mr. Klein, including annual cash compensation as well as equity awards in the form of RSUs.
Fiscal 2024 Chief Executive Officer Compensation
During fiscal 2024, our Compensation Committee and Board initiated a comprehensive review of the compensation and employment agreement with Mr. Beck, our Founder and CEO. The Compensation Committee believes that Mr. Beck is critical to the success of the Company, and that his guidance and influence in Board and day-to-day management decisions have been fundamental to the Company’s historical successes and its aspirations for future development and growth opportunities. The Compensation Committee also noted that Mr. Beck had not been granted long-term incentives during the full duration of his tenure as our CEO, and that his cash compensation was positioned below the 25th percentile of our compensation peer group.
The Compensation Committee’s review of Mr. Beck’s compensation was undertaken with support from Compensia, Inc. (“Compensia”), the Committee’s independent advisor, beginning in August 2024. Between August and December 2024, when Mr. Beck’s compensation and new employment agreement were finalized, the Compensation Committee held several meetings to review and discuss alternative approaches for Mr. Beck’s compensation in the context of the Company’s compensation objectives, Mr. Beck’s unique role with the Company, and market data from companies included in our compensation peer group as well as from a broader profile of founders/CEOs of comparable technology companies.
Following this review, our Board, with the recommendation of our Compensation Committee, approved the following terms in December 2024:
•An annual base salary of $800,000, effective retroactively as of October 1, 2024;
•Eligibility to earn an annual bonus with an annual target bonus equal to 100% of annual base salary;
•For fiscal year 2024, an award for 631,498 RSUs (the “CEO FY24 RSU Grant”) that vests as follows: 5/16th of the CEO FY24 RSU Grant vesting on March 1, 2025 and 1/16th of the remaining CEO FY24 RSU Grant vesting on each May 22, August 22, November 22 and March 1 (each, a “Quarterly Date”) thereafter, subject to Mr. Beck’s continued service through each applicable vesting date. The CEO FY24 RSU Grant was subsequently amended in February 2025 so that the first tranche (i.e., 5/16th of the CEO FY24 RSU Grant) would vest on April 4, 2025 instead of March 1, 2025. All other vesting terms remain unchanged.
•A one-time award for 157,875 RSUs (the “CEO FY24 Special RSU Grant”) that vests in full on March 1, 2025, subject to Mr. Beck’s continued service through such date. The CEO FY24 Special RSU Grant was subsequently amended in February 2025 to vest in full on April 4, 2025 instead of March 1, 2025.
•For fiscal year 2025, eligibility to receive an equity award of RSUs with an aggregate value equal to $8,000,000 on the date of grant that will vest in equal quarterly installments over a period of four years, subject to continued service through each applicable vesting date. The number of RSUs subject to the award will be determined by (i) dividing $8,000,000 by (ii) the average closing market price on NASDAQ of one share of our common stock over the trailing 30-trading day period ending on the last day immediately prior to the grant date.
•Eligibility to participate in our Executive Severance Plan as a Tier 1 Executive, as described further in “Executive Compensation – Potential Payments on Termination or Change in Control”.
Mr. Beck’s cash compensation will be reviewed periodically by the Compensation Committee. In addition, the value and terms of future annual grants of equity awards after fiscal year 2025 are subject to annual review by the Board and/or the Compensation Committee.
In connection with the review of Mr. Beck’s compensation described above, the Board, upon the recommendation of a special committee of independent directors (the “Special Committee”), also approved the exchange (the “Preferred Stock Exchange”) of 50,951,250 shares of our common stock beneficially owned by Mr. Beck into 50,951,250 shares of the Company’s Series A Convertible Participating Preferred Stock, $0.0001 par value per share (the “Preferred Stock”).

The Special Committee and independent members of the full Board determined that Mr. Beck’s approved new employment agreement and compensation arrangements, together with the Preferred Stock Exchange, will provide retention and continuity benefits to the Company through Mr. Beck’s continued leadership and vision for the Company’s future.
New Hire Compensation Arrangements for Chief Operations Officer
On September 6, 2024, we appointed Mr. Klein as our COO, effective as of September 16, 2024. In connection with such appointment, we entered into an employment agreement with Mr. Klein providing for the following terms:
•An annual base salary of $400,000.
•Eligibility to earn an annual bonus with an annual target bonus equal to 70% of his annual base salary.
•An initial grant of 1,300,00 RSUs that vests as follows: 1/16 of the RSUs vesting November 22, 2024 and 1/16 of the RSUs vesting each March 1st, May 22nd, August 22nd and November 22nd thereafter, subject to Mr. Klein’s continued service through each applicable vesting date.
•A one-time sign-on bonus of $100,000 subject to repayment if (i) Mr. Klein’s employment is terminated by us for cause (as defined in the employment agreement) or (ii) Mr. Klein resigns for any reason, in each case, prior to September 16, 2025.
•Eligibility to participate in our Executive Severance Plan for a Tier 2 Executive, as described further in “Executive Compensation – Potential Payments on Termination or Change in Control”.
Executive Compensation Philosophy and Objectives
Our executive compensation program is guided by our overarching philosophy of paying for demonstrable performance. We strive to provide an executive compensation program that is competitive, rewards achievement of our business objectives and aligns our executive officers’ interests with those of our stockholders. Consistent with this philosophy, we have designed our executive compensation program to achieve the following primary objectives:
•provide market competitive compensation and benefit levels that will attract, motivate, reward and retain a highly talented team of executives within the context of responsible cost management;
•establish a direct link between our financial and operational results and strategic objectives and the compensation of our executives;
•align the interests and objectives of our executives with those of our stockholders by linking their long- term incentive compensation opportunities to stockholder value creation and their cash incentives to our annual performance; and
•offer total compensation opportunities to our executives that are competitive, internally consistent and fair.
We structure the annual compensation of our executive officers using the following principal elements: base salary, discretionary cash bonus opportunities and long-term equity incentive opportunities in the form of equity awards. The design of our executive compensation program is influenced by a variety of factors, with the primary goals being to align the interests of our executive officers, including our Named Executive Officers, and stockholders and to link pay with performance.
We have not adopted policies or employed guidelines for allocating compensation between current and long-term compensation, between cash and non-cash compensation or among different forms of non-cash compensation. As described below, the Compensation Committee considers a variety of factors in formulating and proposing the appropriate yearly mix among such compensatory elements, including our compensation philosophy and the value of outstanding equity awards granted in prior years.
Relationship Between Pay and Performance
We design our executive compensation program to align the attraction, motivation and retention of our executive officers, including our Named Executive Officers, with the goal of promoting the interests of our stockholders. To ensure this balance and to motivate and reward individual initiative and effort, we seek to ensure that a meaningful portion of our executive officers’ target annual total direct compensation opportunity is both “at- risk” and variable in nature.

We emphasize variable compensation that appropriately rewards our executive officers through the following two principal compensation elements:
•First, we provide the opportunity to earn discretionary cash payments if they produce short-term results aligned with long-term stockholder value that meet or exceed certain business objectives set forth in our annual operating plan.
•In addition, we grant RSU awards, which in the aggregate comprise a majority of their target total direct compensation opportunities. The value of these equity awards depends entirely on the value of our common stock, thereby incentivizing our executive officers to build sustainable long-term value for the benefit of our stockholders.
These variable pay elements ensure that, each year, a substantial portion of our executive officers’ target total direct compensation is contingent (rather than fixed) in nature, with the amounts ultimately payable subject to variability above or below target levels commensurate with our actual performance.
We believe that these compensation elements provide balanced incentives for our executive officers to meet our business objectives and drive long-term growth. To ensure that we remain faithful to our compensation philosophy, the Compensation Committee regularly evaluates the relationship between the reported values of the equity awards granted to our executive officers, the amount of compensation realizable (and, ultimately, realized) from such awards in subsequent years and our performance over this period.
Executive Compensation Policies and Practices
We endeavor to maintain sound governance standards consistent with our executive compensation policies and practices. The Compensation Committee reviews our executive compensation program on an annual basis to ensure consistency with our short-term and long-term goals given the dynamic nature of our business and the market in which we compete for executive talent. The following summarizes our executive compensation-related policies and practices that were in effect during 2024:
What We Do:
•Maintain Independent Compensation Committee. The Compensation Committee is comprised solely of independent directors who determine our compensation policies and practices and who have established effective means for communicating with our stockholders regarding their executive compensation views and concerns, as described in this Amendment.
•Annual Executive Compensation Review. The Compensation Committee reviews and approves our compensation strategy annually, including a review of our compensation peer group used for comparative purposes and a review of our compensation-related risk profile to ensure that our compensation programs do not encourage excessive or inappropriate risk-taking and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on the Company.
•Maintain Independent Compensation Advisor. The Compensation Committee engaged its own compensation consultant to assist with its 2024 compensation review. This consultant performed no other consulting or other services for us in 2024.
•Compensation At-Risk. Our executive compensation program is designed so that a significant portion of our executive officers’ compensation is “at risk” based on corporate performance, as well as equity- based, to align the interests of our executive officers and stockholders.
•Multi-Year Vesting Requirements. The equity awards granted to our executive officers vest over multi- year periods, consistent with current market practice and our retention objectives.
•“Double-Trigger” Change-in-Control Arrangements. All change-in-control payments and benefits are based on a “double-trigger” arrangement (that is, they require both a change-in-control of the Company plus a qualifying termination of employment before payments and benefits are paid).
•Health or Welfare Benefits. Our executive officers participate in broad-based Company-sponsored health and welfare benefit programs on the same basis as our other full-time, salaried employees, including payment of health care benefits for employees at the level of director and above.
•Succession Planning. We review the risks associated with our key executive officer positions to ensure adequate succession plans are in place.

•Compensation Risk Assessment. We conduct an annual review of all our employee compensation programs to ensure none create a material adverse risk to the Company.
What We Don’t Do:
•No Executive Retirement Plans. We do not currently offer, nor do we have plans to offer, defined benefit pension plans or arrangements to our U.S. executive officers other than the plans and arrangements that are available to all employees. Our executive officers are eligible to participate in our Section 401(k) Plan (as defined below) on the same basis as our other U.S. employees.
•Limited Perquisites. We provide minimal perquisites and other personal benefits to our executive officers, which, in 2024, consisted of cell phone reimbursements, reimbursements for relocation and housing stipends for our COO and related tax gross ups and reimbursements for our CEO’s costs incurred in connection with his filing under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (“HSR”) and legal fees.
•No Tax Payments on Perquisites. We do not provide any tax reimbursement payments (including “gross-ups”) on any perquisites or other personal benefits, other than on standard relocation and housing benefits.
•No Tax Payments on Change-in-Control Arrangements. We do not provide any excise tax reimbursement payments (including “gross-ups”) on payments or benefits contingent upon a change in control of the Company.
•Limited Hedging or Pledging of Our Securities Without Pre-Clearance. Our executive officers, the members of our Board and certain designated employees (and certain related persons and entities) are prohibited from (i) buying or selling puts, calls, other derivative securities of the Company or any derivative securities that provide the economic equivalent of ownership of any of our securities or an opportunity, direct or indirect, to profit from any change in the value of our securities or engage in any other hedging transaction with respect to our securities or (ii) pledging our securities as collateral for a loan (or modifying an existing pledge), unless such transaction or pledge has been approved by the Nominating and Corporate Governance Committee of our Board.
Non-Binding Stockholder Advisory Vote on Our Named Executive Officer Compensation
At the 2024 Annual Meeting of Stockholders we conducted our annual non-binding stockholder advisory vote on Named Executive Officer compensation (commonly referred to as a “Say-on-Pay vote”) and received the support of approximately 99% of votes cast. Accordingly, our Compensation Committee made no material changes to our executive compensation program as a result of the Say-on-Pay vote.
We value the opinions of our stockholders. Our Board and the Compensation Committee has and will consider the outcome of this and future Say-on-Pay votes, as well as feedback received throughout the year, when making compensation decisions for our executive officers. In addition, consistent with the recommendation of our Board and the preference of our stockholders as reflected in the non-binding, advisory vote on the frequency of future Say-on-Pay votes held at our 2023 Annual Meeting of Stockholders, we intend to continue holding an annual Say-on-Pay vote.
Compensation-Setting Process
Role of Compensation Committee
The Compensation Committee discharges the responsibilities of our Board relating to the compensation of our executive officers, including our Named Executive Officers. The Compensation Committee has the authority to make decisions regarding the compensation of our executive officers, including our Named Executive Officers, and formulate recommendations for our Board regarding the compensation of the non-employee members of our Board and our CEO, if requested. The Compensation Committee has the overall responsibility for overseeing our compensation and benefits policies generally and overseeing and evaluating the compensation plans, policies and practices applicable to our executive officers.
In carrying out its responsibilities, the Compensation Committee evaluates our compensation policies and practices with a focus on the degree to which these policies and practices reflect our executive compensation philosophy, develops strategies and makes decisions that it believes further our philosophy or align with developments in best compensation practices and reviews the performance of our executive officers when making decisions with respect to their compensation.

The Compensation Committee’s authority, duties and responsibilities are further described in its charter, which is reviewed annually and revised and updated as warranted. To date, the Compensation Committee has not delegated any of its authority to any persons of other committees.
The Compensation Committee retains a compensation consultant (as described below) to provide support in its review and assessment of our executive compensation program; however, the Compensation Committee exercises its own judgment in determining the compensation of our executive officers, including our Named Executive Officers.
Setting Target Total Direct Compensation
Each year, the Compensation Committee conducts an annual review of the compensation arrangements of our executive officers, including our Named Executive Officers. As part of this review, the Compensation Committee evaluates the base salary levels, cash bonus opportunities and long-term incentive compensation opportunities of our executive officers and all related performance criteria.
The Compensation Committee does not establish a specific target for formulating the target total direct compensation opportunities of our executive officers. In formulating its decisions about the compensation of our executive officers, the members of the Compensation Committee rely primarily on their general experience and subjective considerations of various factors, including the following:
•our executive compensation program objectives;
•our performance against the financial, operational and strategic objectives established by the Compensation Committee and our Board;
•each individual executive officer’s knowledge, skills, experience, qualifications and tenure relative to other similarly situated executives at the companies in our compensation peer group and/or selected broad-based compensation surveys;
•the scope of each executive officer’s role and responsibilities compared to other similarly situated executives at the companies in our compensation peer group and/or selected broad-based compensation surveys;
•the prior performance of each individual executive officer, based on a subjective assessment of his or her contributions to our overall performance, ability to lead his or her business unit or function and work as part of a team, all of which reflect our core values;
•the potential of each individual executive officer to contribute to our long-term financial, operational and strategic objectives;
•the retention risk (and related replacement cost) of each individual executive officer;
•our CEO’s compensation relative to that of our executive officers and compensation parity among our executive officers;
•our financial performance relative to our peers;
•the compensation practices of our compensation peer group and the companies in selected broad-based compensation surveys and the positioning of each executive officer’s compensation in a ranking of peer company compensation levels based on an analysis of competitive market data; and
•the recommendations of our CEO with respect to the compensation of our executive officers (except with respect to his own compensation).
These factors provide the framework for formulating and making decisions regarding the compensation opportunity for each executive officer, including each Named Executive Officer. No single factor is determinative in developing these decisions, nor is the impact of any individual factor on the determination of pay levels quantifiable.
The Compensation Committee does not weigh these factors in any predetermined manner, nor does it apply any formulas in formulating and developing its compensation decisions for our executive officers. The members of the Compensation Committee consider this information in light of their individual experience, knowledge of the Company, knowledge of the competitive market, knowledge of each executive officer and business judgment in making their decisions.

The Compensation Committee does not engage in formal benchmarking against other companies’ compensation programs or practices to establish our compensation levels or make specific compensation decisions with respect to our executive officers. Instead, in formulating and making its decisions, the Compensation Committee reviews information summarizing the compensation paid at a representative group of peer companies, to the extent that the executive positions at these companies are considered comparable to our positions and informative of the competitive environment and more broad-based compensation surveys to gain a general understanding of market compensation levels.
Role of Management
In discharging its responsibilities, the Compensation Committee works with members of our management, including our CEO. Our management assists the Compensation Committee by providing information on corporate and individual performance, market compensation data and management’s perspective on compensation matters. The Compensation Committee solicits and reviews our CEO’s proposals with respect to program structures, as well as his recommendations for cash compensation, long-term incentive compensation opportunities and other compensation-related matters for our executive officers, including our Named Executive Officers (except with respect to his own compensation), based on his evaluation of their performance for the prior year.
At the end of each year, our CEO reviews the performance of our other executive officers including our Named Executive Officers, based on such individual’s level of success in accomplishing the business objectives established for him or her for the year and his or her overall performance during that year and then shares these evaluations with and makes recommendations to, the Compensation Committee for each element of compensation as described above. The annual business objectives for each executive officer are developed through mutual discussion and agreement between our CEO and the executive officers and take into account the Company’s business objectives, which are reviewed with our Board.
The Compensation Committee reviews and discusses the proposals and recommendations with our CEO and considers them as one factor in formulating and making its decisions with respect to the compensation of our executive officers, including our Named Executive Officers. Our CEO also attends meetings of our Board and the Compensation Committee at which executive compensation matters are addressed, except with respect to discussions involving his own compensation.
Role of Compensation Consultant
The Compensation Committee has the sole authority to retain an external compensation consultant to assist it by providing information, analysis and other advice relating to our executive compensation program and the decisions resulting from its annual executive compensation review, including the authority to approve the consultant’s reasonable fees and other retention terms. The compensation consultant reports directly to the Compensation Committee and its chair and serves at the discretion of the Compensation Committee, which reviews the engagement annually.
During 2024, Compensia, a national compensation consulting firm, served as the compensation consultant of the Compensation Committee to advise on executive compensation matters, including competitive market pay practices for our executive officers, including our Named Executive Officers and with the data analysis and selection of the compensation peer group.
During 2024, Compensia attended the meetings of the Compensation Committee (both with and without management present) as requested and provided various services, including the following:
•assisted in the review and updating of our compensation peer group;
•analyzed compensation levels of our Named Executive Officers relative to competitive market data based on companies in our compensation peer group and selected compensation surveys;
•provided advice on compensation best practices and market trends for Named Executive Officers and directors;
•assisted with the finalization of the compensation arrangements for Mr. Beck and Mr. Klein; and
•supported on other ad hoc matters throughout the year.

The terms of Compensia’s engagement includes reporting directly to the Compensation Committee Chair. In 2024, Compensia did not provide any additional services to the Compensation Committee. The Compensation Committee has evaluated its relationship with Compensia to ensure that it believes that such firm is independent from management. This review process included a review of the services that such compensation consultant provided, the quality of those services and the fees associated with the services provided during 2024. Based on this review, as well as consideration of the factors affecting independence set forth in Exchange Act Rule 10C-1(b)(4), Nasdaq Rule 5605(d)(3)(D) and such other factors as were deemed relevant under the circumstances, the Compensation Committee has determined that no conflict of interest was raised as a result of the work performed by Compensia.
Competitive Positioning
The Compensation Committee believes that peer group comparisons are useful guides to measure the competitiveness of our executive compensation program and related policies and practices. For purposes of assessing our executive compensation against the competitive market, the Compensation Committee reviews and considers the compensation levels and practices of a select group of peer companies. This compensation peer group consists of companies that are similar to us in terms of revenue, market capitalization and industry focus. The competitive data drawn from this compensation peer group is one of several factors that the Compensation Committee uses to formulate and make its decisions with respect to the compensation of our executive officers, including our Named Executive Officers.
For the purposes of establishing the competitiveness of our executive compensation program, in August 2023, the Compensation Committee directed Compensia to develop and propose a compensation peer group to reflect then current market conditions. In identifying and selecting the companies to comprise the compensation peer group, Compensia considered the following primary criteria:
•publicly traded companies in the aerospace and defense, cable and satellite, other space and aircraft- related industries, and broader technology, preferably located in California;
•similar revenues –companies with revenue generally between $70M and $695M;
•similar market capitalization –companies with market capitalizations generally between $815M and $13B; and,
•high revenue growth.
The compensation peer group as approved by the Compensation Committee consisted of the following publicly traded companies:

•AeroVironment •Alteryx •Ambarella •AppFolio •BlackLine •Energy Recovery •Five9	•Globalstar •Impinj •indie Semiconductor •Intuitive Machines •Iridium Communications •Kratos Defense & Security Solutions •Luminar Technologies	•MACOM Technology Solutions •MaxLinear •MDA •Mercury Systems •Planet Labs PBC •Telesat •Viasat
Market data derived from this peer group was used to support 2024 compensation decision-making in our March 2024 annual review cycle. In addition, market data from this peer group was considered when establishing the compensation for Mr. Klein in connection with his appointment as our COO.
In October 2024, in connection with the Compensation Committee’s review of Mr. Beck’s compensation, Compensia reviewed the compensation peer group using the same criteria applied in August 2023 while accounting for significant changes in the financial profile of our Company and among peers since August 2023. Following this review, Compensia proposed changes to the peer group to remove companies that fell significantly outside the target financial criteria identified above, reposition Rocket Lab more closely to the median among peers, and reinforce an emphasis on aerospace and related high tech industry profiles. On the basis of this review, our compensation peer group was updated to include the following companies:

•AeroVironment •AppFolio •AST SpaceMobile •Astera Labs •Aurora Innovation •BlackLine	•Globalstar •Impinj •Iridium Communications •Joby Aviation •Kratos Defense & Security Solutions •Loar Holdings	•Lucid Group •MACOM Technology Solutions •MDA Space •Mercury Systems •QuantumScape •Viasat
The Compensation Committee uses data drawn from the companies in our compensation peer group, as well as data from custom data cuts drawn from the Radford Global Technology Survey, to evaluate the competitive market when formulating and making its decisions for the total direct compensation packages for our executive officers, including base salary, cash bonus opportunities and long-term incentive compensation opportunities.
The Compensation Committee intends to review our compensation peer group at least annually and make adjustments to its composition if warranted, taking into account changes in both our business and the businesses of the companies in the peer group.
Compensation Elements
Base Salary
Base salary represents the fixed portion of the compensation of our executive officers, including our Named Executive Officers, and is an important element of compensation intended to attract and retain highly talented individuals. Base salary is used to provide each executive officer with a specified level of cash compensation during the year with the expectation that he or she will perform his or her responsibilities to the best of his or her ability and in our best interests.
Generally, we establish the initial base salaries of our executive officers, including our Named Executive Officers, through arm’s-length negotiation at the time we hire the individual, taking into account his or her position, qualifications, experience, prior salary level and the base salaries of our other executive officers. Thereafter, the Compensation Committee reviews the base salaries of our executive officers each year as part of its annual review of our executive compensation program, with input from our CEO (except with respect to his own base salary) and makes decisions for adjustments as it determines to be reasonable and necessary to reflect the scope of an executive officer’s performance, individual contributions and responsibilities, position in the case of a promotion and market conditions.
In March 2024, the Compensation Committee reviewed the base salaries of our executive officers, including our Named Executive Officers, taking into consideration a competitive market analysis prepared by its compensation consultant and the recommendations of our CEO (except with respect to his own base salary), as well as the other factors described in “Compensation-Setting Process – Setting Target Total Direct Compensation” above. Following this review, the Compensation Committee determined to increase the annual base salaries for Messrs. Spice and Kampani by 4%. Mr. Klein’s base salary was established in connection with his appointment as our Chief Operations Officer, taking into consideration market data for his role provided by Compensia.
Separately, and as described above, in December 2024 the Board approved an increase in the base salary for Mr. Beck in connection with a comprehensive review of his total compensation as our Chief Executive Officer.
The base salaries of our Named Executive Officers for 2024 were as follows:

Named Executive Officer	2023 Annual Base Salary	2024 Annual Base Salary	Percentage Adjustment
Mr. Beck[1]	$500,000	$800,000	60%
Mr. Spice	$407,000	$423,280	4%
Mr. Kampani	$400,000	$416,000	4%
Mr. Klein[2]	N/A	$400,000	N/A
1.Mr. Beck’s annual base salary was maintained at $500,000 in connection with the Compensation Committee’s review in March 2024, and increased from $500,000 to $800,000 per year retroactively effective as of October 1, 2024 pursuant to Mr. Beck’s new employment agreement.
2.Mr. Klein’s annual base salary was established in connection with his appointment as our COO in September 2024.

The base salaries earned by our Named Executive Officers during 2024 are set forth in the “Executive Compensation – 2024 Summary Compensation Table” below.
Discretionary Cash Bonuses
In 2025, our Compensation Committee reviewed the cash compensation of our executive officers, including our Named Executive Officers, taking into consideration a competitive market analysis prepared by its compensation consultant and the recommendations of our CEO (except with respect to his own base salary), as well as the other factors described in “Compensation-Setting Process – Setting Target Total Direct Compensation” above. Following this review, the Compensation Committee determined to approve discretionary bonuses to our Named Executive Officers for their performance in 2024 in helping the Company to achieve its annual business objectives. The discretionary bonuses were as follows:

Named Executive Officer	Discretionary Cash Bonus
Mr. Beck	$783,750
Mr. Spice	$290,277
Mr. Kampani	$203,775
Mr. Klein[1]	$80,415
1.Mr. Klein’s bonus was pro-rated to reflect his partial service during 2024.
Long-Term Equity Incentive Compensation
As a technology company that encounters significant competition for qualified personnel, long-term incentive compensation plays a critical role in our ability to attract, hire, motivate and reward qualified and experienced executive officers. The use of long-term incentive compensation in the form of equity awards is necessary for us to compete for qualified executive officers without significantly increasing cash compensation and is the most important element of our executive compensation program. We use equity awards to incentivize and reward our executive officers, including our Named Executive Officers, for long-term corporate performance based on the value of our common stock and, thereby, to align their interests with the interests of our stockholders. The realized value of these equity awards bears a direct relationship to our stock price and, therefore, these awards are an incentive for our executive officers to create value for our stockholders. Equity awards also help us retain our executive officers in a highly competitive market.
To date, the Compensation Committee has not applied a rigid formula in developing its recommendations with respect to the size of the equity awards to be granted to our executive officers. Instead, in making these recommendations, the Compensation Committee has exercised its judgment as to the amount of the awards after considering a competitive market analysis prepared by its compensation consultant, the outstanding equity holdings of each executive officer (including the current economic value of his or her unvested equity holdings and the ability of these unvested holdings to satisfy our retention objectives), the projected impact of the proposed awards on our earnings, the proportion of our total shares outstanding used for annual employee long-term incentive compensation awards (our “burn rate”) in relation to the annual burn rate ranges of the companies in our compensation peer group and other recently-public technology companies, the potential voting power dilution to our stockholders in relation to the median practice of the companies in our compensation peer group and the other factors described in “Compensation-Setting Process — Setting Target Total Direct Compensation” above. Based upon these factors, the Compensation Committee formulates and determines the size of each award it proposes to recommend at levels it considers appropriate to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value.

2024 Annual Equity Awards
The Compensation Committee evaluated the long-term incentive compensation of our Named Executive Officers in January 2024. As part of this review of our executive compensation program and after taking into consideration a competitive market analysis prepared by its compensation consultant and the existing equity holdings of our Named Executive Officers, the Compensation Committee approved a grant of RSUs to Mr. Kampani, as described below. The Compensation Committee did not approve an equity award for Mr. Spice due to the magnitude of his unvested holdings at the time of the review. Mr. Beck’s long-term incentive compensation was reviewed separately, as described in detail below.

Named Executive Officer	# of RSUs Awarded
Mr. Beck	0
Mr. Spice	0
Mr. Kampani	220,594
Mr. Klein[1]	N/A
1.Mr. Klein was not employed with us at the time of the January 2024 review. His initial equity compensation, awarded in September 2024, is described below.
The RSUs granted to Mr. Kampani vest as follows: 1/16 of the RSUs vesting on March 1, 2024 and 1/16 of the RSUs vesting on each March 1st, May 22nd, August 22nd or November 22nd thereafter, in each case subject to continued service with the Company through each applicable vesting date.
Fiscal 2024 CEO Long-Term Incentives
As described above, Mr. Beck’s fiscal 2024 long-term incentives were finalized following a comprehensive review of his compensation during his tenure as our CEO, historical and expected future contributions to our Company’s growth and success, and market data among companies in our compensation peer group. Following this review, our Board, based on the recommendation of our Compensation Committee, approved the following equity awards on December 3, 2024:
•Fiscal year 2024 long-term incentive award for 631,498 RSUs that vests as follows: 5/16th of the CEO FY24 RSU Grant vesting on March 1, 2025 and 1/16th of the remaining CEO FY24 RSU Grant vesting on each May 22, August 22, November 22 and March 1 thereafter, subject to Mr. Beck’s continued service through each applicable vesting date.
•A one-time “CEO FY24 Special RSU Grant for 157,875 RSUs vesting in full on March 1, 2025, subject to Mr. Beck’s continued service through such date.
In February 2025, our Board of Directors approved an amendment to both the first tranche (5/16) of the CEO FY24 Special RSU Grant for 197,343 RSUs and the CEO FY24 Special RSU Grant for 157,875 RSUs to change the vesting dates from March 1, 2025 to April 4, 2025.
In recommending and approving these awards, the Compensation Committee and Board, respectively, considered that Mr. Beck had not been granted any form of long-term incentive compensation during the full duration of his tenure as our CEO.
The magnitude of Mr. Beck’s CEO FY24 RSU Grant and CEO FY24 Special RSU Grant were approved with target values of $8,000,000 and $2,000,000, respectively. These values were converted into a number of RSUs based on the $12.67 average closing price of our common stock over the trailing 30-trading day period ending on the last day immediately prior to November 20, 2024, the date the Compensation Committee finalized the overall framework and composition of Mr. Beck’s compensation. Mr. Beck’s final compensation package, including his new amended employment agreement and RSU grants, were then approved by our Board of Directors and granted on December 3, 2024, at which time the closing stock price of our common stock was $23.01 as a result of a significant increase in the market price of the Company’s common stock during the time Mr. Beck’s employment agreement was being finalized. As a result, this price, which is required to be used to value the RSUs for the purpose of reporting Mr. Beck’s equity compensation in the Summary Compensation Table below, represents an approximately 82% premium over the average closing price used to convert that target value of Mr. Beck’s awards into a number of RSUs. As a result, Mr. Beck’s long-term incentive compensation as reported in the 2024 Summary Compensation Table below significantly exceeds the targets established by the Compensation Committee.

Chief Operations Officer New Hire Long-Term Incentives
In connection with Mr. Klein’s appointment as our Chief Operations Officer in September 2024, the Compensation Committee approved an initial grant of 1,300,000 RSUs, after considering the factors described above. These RSUs vest as follows: 1/16 of the RSUs vesting November 22, 2024 and 1/16 of the RSUs vesting each March 1st, May 22nd, August 22nd and November 22nd thereafter, in each case subject to continuous service through each applicable vesting date. Mr. Klein will be eligible for ongoing grants at the discretion of the Compensation Committee.
Employment Agreements
We have entered into written employment agreements or employment offer letters with each of our Named Executive Officers. We believe that these agreements were necessary to secure the service of these individuals in a highly competitive job market.
Each of these employment agreements does not have a specific term and provides for “at will” employment (meaning that either we or the executive officer may terminate the employment relationship at any time without cause). These employment agreements generally set forth the Named Executive Officer’s initial base salary, initial target annual cash bonus opportunity and eligibility to receive annual equity awards based upon performance and award guidelines as established by our Board or the Compensation Committee. In addition, to the extent applicable, each employment agreement or employment offer letter also includes certain restrictive covenants, effective during the Named Executive Officer’s employment with us and for a six-month period thereafter (and 24 months for our CEO). Further, each of our Named Executive Officers are also subject to intellectual property assignment and perpetual confidentiality provisions that protect our commercial interests.
Certain of the employment agreements also provided that each Named Executive Officer is eligible to receive severance payments and benefits upon a qualifying termination of employment. Such provisions, other than certain statutorily required notice periods in Mr. Beck’s agreement, have been subsequently replaced by the Executive Severance Plan, as more fully described in “Executive Compensation – Potential Payments on Termination or Change in Control” below.
For detailed descriptions of the employment arrangements with our Named Executive Officers, see “Executive Summary – Fiscal 2024 Chief Executive Officer Compensation” above and “Executive Compensation – Potential Payments on Termination or Change in Control” below.
Post-Employment Compensation
We have adopted the Executive Severance Plan in which each of our Named Executive Officers is a participant. The Executive Severance Plan provides for certain protections in the event of specified involuntary terminations of employment (including a termination of employment by us “without cause” or a resignation of employment for “good reason” (as such terms are defined in the Executive Severance Plan (a “qualifying termination”)), including a qualifying termination in connection with a change in control of the Company), in exchange for executing and not revoking our then-standard separation agreement and release of claims and reaffirmation of the “restrictive covenants agreement” (as defined in the Executive Severance Plan). The Executive Severance Plan provides reasonable compensation in the form of severance pay and certain limited benefits to a Named Executive Officer if he leaves our employ under certain circumstances to facilitate his transition to new employment. Further, by requiring a departing Named Executive Officer to sign a separation agreement and release of claims in a form and with terms acceptable to us providing for a general release of all claims as a condition to receiving post-employment compensation payments or benefits we seek to mitigate any potential employer liability and avoid future disputes or litigation. In addition, we believe these arrangements align the interests of our Named Executive Officers and our stockholders when considering our long-term future. One of the primary purposes of these arrangements in the case of a change in control of the Company is to keep our most senior executive officers focused on pursuing all corporate transaction activity that is in the best interests of our stockholders regardless of whether those transactions may result in their own job loss. Reasonable post-acquisition payments and benefits should serve the interests of both the executive officer and our stockholders.
Under the Executive Severance Plan, all payments and benefits in the event of a change in control of the Company are payable only if there is a connected loss of employment by a Named Executive Officer (a so-called “double-trigger” arrangement). We use this double-trigger arrangement to protect against the loss of retention value following a change in control of the Company and to avoid windfalls, both of which could occur if vesting of either equity or cash-based awards accelerated automatically as a result of the transaction.
We do not use excise tax payments (or “gross-ups”) relating to a change in control of the Company and have no such obligations in place with respect to any of our executive officers, including our Named Executive Officers.

In the event of a change in control of the Company, to the extent Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”) is applicable to a Named Executive Officer, such individual is entitled to receive either (i) payment of the full amounts specified in the Executive Severance Plan to which he is entitled or (ii) payment of such amount that is less than the amount that would otherwise trigger the excise tax imposed by Section 4999, depending on which results in the Named Executive Officer receiving the greater net after-tax benefit.
We believe that having in place reasonable and competitive post-employment compensation arrangements are essential to attracting and retaining highly qualified executive officers. The Compensation Committee does not consider the specific amounts payable under the post-employment compensation arrangements when developing its recommendations with respect to the annual compensation for our Named Executive Officers. We do believe, however, that these arrangements are necessary to offer compensation packages that are competitive.
For detailed descriptions of the post-employment compensation arrangements with our Named Executive Officers under the Executive Severance Plan, as well as an estimate of the potential payments and benefits payable under these arrangements, see “Executive Compensation – Potential Payments on Termination or Change in Control” below.
Other Compensation Policies and Practices
Health and Welfare Benefits
Our Named Executive Officers are eligible to participate in the same employee benefit plans and on the same terms and conditions, as all other full-time, salaried U.S. employees. These benefits include medical, dental and vision insurance, business travel insurance, an employee assistance program, health and dependent care flexible spending accounts, basic life insurance, accidental death and dismemberment insurance, short-term and long-term disability insurance, commuter benefits, reimbursement for mobile phone coverage and an employee stock purchase plan.
We maintain the Rocket Lab USA Inc. Section 401(k) Profit Sharing Plan & Trust, a tax-qualified retirement plan that provides eligible employees, including our U.S.-based Named Executive Officers, with an opportunity to save for retirement on a tax-advantaged basis (the “Section 401(k) Plan”). Retirement plan participants are able to defer eligible compensation subject to applicable annual limits under the Code. Participants pre-tax or Roth contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Participants are immediately and fully vested in their contributions. We match each participant’s contribution up to a maximum of 3% of their eligible compensation, subject to three-year vesting. The Section 401(k) Plan is intended to be qualified under Section 401(a) of the Code with the plan’s related trust intended to be tax exempt under Section 501(a) of the Code.
We design our employee benefits programs to be affordable and competitive in relation to the market as well as compliant with applicable laws and practices. We adjust our employee benefits programs as needed based upon regular monitoring of applicable laws and practices and the competitive market.
Employee Stock Purchase Plan
We offer our employees, including our Named Executive Officers, the opportunity to purchase shares of our common stock at a discount under our 2021 Employee Stock Purchase Plan (“2021 ESPP”). Pursuant to the 2021 ESPP, all eligible employees, including our Named Executive Officers, may allocate up to 15% of their compensation (as defined in the 2021 ESPP) during a twelve-month offering period with two six-month purchase periods to purchase our common stock at a 15% discount to the per share market price of our common stock on the first of the offering period or last day of the purchase period, whichever is lower, subject to specified limits.
Perquisites and Other Personal Benefits
Currently, we do not view perquisites or other personal benefits as a significant component of our executive compensation program. Accordingly, we do not provide significant perquisites or other personal benefits to our Named Executive Officers except as generally made available to our employees or in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make him or her more efficient and effective and for recruitment and retention purposes. In 2024, we provided our Named Executive Officers with cell phone reimbursements, reimbursements for relocation and housing stipends for our COO and related tax gross ups and reimbursements for our CEO’s costs incurred in connection with his filing under HSR and legal fees.
In the future, we may provide perquisites or other personal benefits in limited circumstances, such as those described in the preceding paragraph. All future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by the Compensation Committee.

Hedging and Pledging Prohibitions
Under our Special Trading Procedures for Insiders, our executive officers, the members of our Board and certain designated employees (and certain related persons and entities) are prohibited from (i) selling any of our securities that are not owned by such individual at the time of sale (a “short sale”), (ii) buying or selling puts, calls, other derivative securities of the Company or any derivative securities that provide the economic equivalent of ownership of any of our securities or an opportunity, direct or indirect, to profit from any change in the value of our securities or engage in any other hedging transaction with respect to our securities, at any time unless such transaction has been approved by the Nominating and Corporate Governance Committee of our Board or (iii) use our securities as collateral in a margin account.
In addition, our executive officers, the members of our Board and certain designated employees (and certain related persons and entities) are prohibited from pledging our securities as collateral for a loan (or modifying an existing pledge) unless the pledge has been approved by the Nominating and Corporate Governance Committee of our Board.
Clawback Policy
In August 2023, we adopted a compensation recovery policy (the “Clawback Policy”), in compliance with the requirements of the Dodd-Frank Act, final SEC rules and applicable Nasdaq listing standards, which covers our current and former executive officers, including all of our Named Executive Officers. Under the Clawback Policy, if we are required to prepare a restatement of previously issued financial statements of the Company due to the material noncompliance of the Company with any financial reporting requirement under federal securities laws, the Company will recover any incentive-based compensation received by any current or former executive officer after the effective date of the policy and during the three-year period preceding the date on which the Company is required to prepare the restatement that is in excess of what would have been paid or earned by such executive officer had the financial results been properly reported.
Timing of Grant of Equity Awards
Our Board and Compensation Committee typically grant equity awards on a quarterly basis, but do not follow a formal policy or practice related to the timing of the grants of equity awards. Neither the Board nor the Compensation Committee takes material nonpublic information into account when determining the timing of equity award grants in order to take advantage of a depressed stock price or an anticipated increase in stock price. Similarly, it is the Company’s practice not to release material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation.
We did not grant any stock options, stock appreciation rights or similar option-like instruments in 2024.
Tax and Accounting Considerations
The Compensation Committee takes the applicable tax and accounting requirements into consideration in designing and overseeing our executive compensation program.
Deductibility of Executive Compensation
Under Section 162(m) of the Code, compensation paid to our “covered executive officers” (which include our CEO and CFO), except for certain “grandfathered” arrangements, will not be deductible to the extent it exceeds $1 million. While the Compensation Committee considers the deductibility of awards as one factor in determining executive compensation, the Compensation Committee also looks at other factors in making its decisions, as noted above and retains the flexibility to award compensation that it determines to be consistent with the goals of our executive compensation program even if the awards are not deductible by us for tax purposes.
Accounting for Stock-Based Compensation
The Compensation Committee takes accounting considerations into account in designing compensation plans and arrangements for our executive officers and other employees. Chief among these is Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”), the standard which governs the accounting treatment of certain stock-based compensation. Among other things, ASC Topic 718 requires us to record a compensation expense in our income statement for all equity awards granted to our executive officers and other employees. This compensation expense is based on the grant date “fair value” of the equity award and, in most cases, will be recognized ratably over the award’s requisite service period (which, generally, will correspond to the award’s vesting schedule). This compensation expense is also reported in the compensation tables below, even though recipients may never realize any value from their equity awards.

Taxation of “Parachute” Payments
Sections 280G and 4999 of the Internal Revenue Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to significant additional taxes if they receive payments or benefits in connection with a change in control of the company that exceeds certain prescribed limits, and that the company (or a successor) may forfeit a deduction on the amounts subject to this additional tax. We have not agreed to provide any executive officer, including any Named Executive Officers, with a “gross-up” or other reimbursement payment for any tax liability that the executive officer might owe as a result of the application of Sections 280G or 4999 of the Internal Revenue Code.
Section 409A of the Internal Revenue Code
Section 409A of the Code imposes additional significant taxes in the event that an executive officer, director, or service provider receives “deferred compensation” that does not satisfy the requirements of Section 409A of the Code. Section 409A of the Code may apply to certain severance arrangements, bonus arrangements, and equity awards. We structure all our severance arrangements, bonus arrangements, and equity awards in a manner to either avoid the application of Section 409A of the Code or, to the extent doing so is not possible, to comply with the applicable requirements of Section 409A of the Code.
Compensation Committee Interlocks and Insider Participation
None of the members of the Compensation Committee have been an officer or employee of our Company during the last fiscal year. During 2024, decisions regarding executive officer compensation were made by our Compensation Committee. Mr. Beck, our Chief Executive Officer, participated in deliberations of our Compensation Committee regarding the determination of compensation of our executive officers other than himself for 2024 and prior periods. None of our executive officers currently serves or in the past has served, as a member of the Compensation Committee or the compensation committee of another entity that has one or more executive officers serving on our Board
Compensation Committee Report
The information contained in this compensation committee report shall not be deemed to be (i) “soliciting material,” (ii) “filed” with the SEC, (iii) subject to Regulations 14A or 14C of the Exchange Act or (iv) subject to the liabilities of Section 18 of the Exchange Act. No portion of this compensation committee report shall be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, through any general statement incorporating by reference in its entirety the Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2024 in which this report appears, except to the extent that Rocket Lab specifically incorporates this report or a portion of it by reference. In addition, this report shall not be deemed “filed” under either the Securities Act or the Exchange Act.
Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section with management. Based on such review and discussions, the Compensation Committee recommended to the Board that this Compensation Discussion and Analysis section be included in this Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2024.
Compensation Committee
Edward Frank (Chair)
Merline Saintil
Kenneth Possenriede

EXECUTIVE COMPENSATION
2024 Summary Compensation Table
The following table presents information regarding the total compensation awarded to, earned by and paid to Rocket Lab’s Named Executive Officers for services rendered to Rocket Lab in all capacities in fiscal years ended December 31, 2024, 2023 and 2022, respectively.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	All other Compensation ($)		Total ($)
Peter Beck	2024	575,000	783,750	18,163,473	588,535	(4)	20,110,758
President, Chief Executive Officer	2023	500,000	462,714	—	—		962,714
and Chairman of the Board	2022	486,751	350,000	—	1,069		837,820
Adam Spice	2024	431,453	290,277	—	11,310	(4)	733,040
Chief Financial Officer	2023	407,000	268,189	—	13,133		688,322
	2022	383,111	202,860	9,536,750	7,757		10,130,478
Arjun Kampani	2024	439,381	203,775	1,191,213	11,310	(4)	1,845,679
Senior Vice President, General Counsel	2023	400,000	185,085	—	16,549		600,634
and Corporate Secretary	2022	284,615	108,548	3,212,382	3,489		3,609,034
Frank Klein	2024	107,692	180,415	9,256,000	34,338	(4)	9,578,445
Chief Operations Officer (5)
(1)Includes cash paid in lieu of vacation in amounts of $12,556 and $27,688 for Mr. Spice and Mr. Kampani, respectively.
(2)For all the Named Executive Officers other than Mr. Klein, the amounts represent discretionary bonuses paid to such Named Executive Officers. For Mr. Klein, the amount represents (i) a $100,000 signing bonus, subject to repayment if (A) Mr. Klein’s employment is terminated by us for cause (as defined in Mr. Klein’s employment agreement) or (B) Mr. Klein resigns for any reason, in each case, prior to September 16, 2025 and (ii) a $80,415 discretionary bonus.
(3)In accordance with SEC rules, this column reflects the aggregate grant date fair value of the RSUs granted during the applicable fiscal year, computed in accordance with ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 14 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Such grant-date fair value does not take into account any estimated forfeitures related to service-based vesting conditions. These amounts also do not reflect the actual economic value that may be realized by the Named Executive Officers upon the vesting and settlement of RSUs or the sale of the common stock underlying such awards.
(4)For Mr. Beck, the amount represents a reimbursement of $415,000 for his HSR filing fee and a reimbursement of $173,535 for his legal fees in connection with the Preferred Stock Exchange. For Messrs. Spice and Kampani, the amount represents employer matching contributions under our Section 401(k) Plan ($10,350 for Mr. Spice and $10,350 for Mr. Kampani) and cell phone reimbursements ($960 for Mr. Spice and $960 for Mr. Kampani). For Mr. Klein, the amount represents employer matching contributions under our Section 401(k) Plan of $3,231, reimbursement for a temporary housing stipend of $20,000 in connection with Mr. Klein’s relocation to the Long Beach, California area and $11,107 for related tax gross ups.
(5) Mr. Klein commenced employment with us on September 16, 2024 as the Company’s COO, and his salary and discretionary bonus were pro-rated accordingly. Mr. Klein was not a Named Executive Officer for 2022 or 2023.

Grants of Plan-Based Awards Table for Fiscal Year 2024
The following table sets forth the individual awards made to each of our Named Executive Officers during 2024. For a description of the types of awards indicated below, please see our “Compensation Discussion and Analysis” above.

Name (1)		Grant date	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Peter Beck	Time-based RSUs	12/3/2024	631,498	14,530,769
	Time-based RSUs	12/3/2024	157,875	3,632,704
Arjun Kampani	Time-based RSUs	1/6/2024	220,594	1,191,213
Frank Klein	Time-based RSUs	9/19/2024	1,300,000	9,256,000
(1)Mr. Spice did not receive grants of equity awards during fiscal year 2024. None of the Named Executive Officers received payments under a non-equity incentive plan during fiscal year 2024.
(2)The amounts shown represent time-based RSUs granted pursuant to our 2021 Stock Option and Incentive Plan (as amended from time to time, the “2021 Plan”), which amounts will be payable in shares of our common stock if the service-based conditions for such time-based RSUs are met, as described in the footnotes to the “Outstanding Equity Awards at 2024 Fiscal Year-End Table” below.
(3)In accordance with SEC rules, this column reflects the aggregate grant date fair market value of the equity awards granted during 2024, computed in accordance with ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 14 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Such grant date fair values do not take into account any estimated forfeitures related to service-based vesting conditions. These amounts also do not reflect the actual economic value that may be realized by the Named Executive Officers upon the vesting or settlement of RSUs or the sale of the common stock underlying such awards.

Outstanding Equity Awards at 2024 Fiscal Year End Table
The following table sets forth information concerning outstanding equity awards held by each of the Named Executive Officers as of December 31, 2024.

		Option Awards(1)					Stock Awards(2)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(3)
Peter Beck	12/3/2024	—		—	—	—	631,498	(4)	16,084,254
	12/3/2024	—		—	—	—	157,875	(5)	4,021,076
Adam Spice	8/3/2018	5,121,652	(6)	—	1.09	8/3/2028	—		—
	5/12/2022	—		—	—	—	689,072	(7)	17,550,664
Arjun Kampani	5/12/2022	—		—	—	—	232,109	(7)	5,911,816
	1/6/2024	—		—	—	—	165,447	(8)	4,213,935
Frank Klein	9/19/2024	—		—	—	—	1,218,750	(9)	31,041,563
(1)Each option is subject to the terms of our Second Amended and Restated 2013 Stock Option and Grant Plan (as amended from time to time, the “2013 Plan”). The options are subject to certain acceleration of vesting provisions pursuant to the Executive Severance Plan.
(2)Each stock award is subject to the terms of the 2021 Plan. The equity awards are subject to certain acceleration of vesting provisions pursuant to the Executive Severance Plan.
(3)Computed in accordance with SEC rules as the number of unvested shares or units multiplied by the closing market price of a share of our common stock on December 31, 2024, the last trading day of our 2024 fiscal year, which was $25.47.
(4)5/16th of the RSUs vested on April 4, 2025 and 1/16th of the RSUs will vest on each March 1st, May 22nd, August 22nd and November 22nd thereafter, in each case subject to Mr. Beck’s continuous service relationship through each applicable vesting date.
(5)The RSUs vested on April 4, 2025.
(6)Shares subject to the stock option have fully vested.
(7)1/16th of the RSUs vested on August 22, 2022 and 1/16th of the RSUs vested or will vest on each March 1st, May 22nd, August 22nd and November 22nd thereafter, in each case subject to the applicable Named Executive Officer’s continuous service relationship through each applicable vesting date.
(8)1/16th of the RSUs vested on March 1, 2024 and 1/16th of the RSUs vested or will vest on each March 1st, May 22nd, August 22nd and November 22nd thereafter, in each case subject to Mr. Kampani’s continuous service relationship through each applicable vesting date.
(9)1/16th of the RSUs vested on November 22, 2024 and 1/16th of the RSUs vested or will vest on each March 1st, May 22nd, August 22nd and November 22nd thereafter, in each case subject to Mr. Klein’s continuous service relationship through each applicable vesting date.

Option Exercises and Stock Vested in Fiscal Year 2024 Table
The following table sets forth the number of shares acquired and the value realized upon the vesting of RSUs during the fiscal year ended December 31, 2024, by each of our Named Executive Officers. No stock options were exercised in 2024.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Peter Beck	—	—
Adam Spice	459,381	4,476,662
Arjun Kampani	209,887	2,045,352
Frank Klein	81,250	1,889,875
(1)The value realized upon vesting of RSUs is calculated by multiplying the number of shares of RSUs vested by the closing price of a share of our common stock on the vesting date.

Potential Payments on Termination or Change in Control
Executive Severance Plan
We maintain an Executive Severance Plan that provides for certain payments and benefits in the event of a termination of employment, including an involuntary termination of employment in connection with a change in control of the Company. All of our Named Executive Officers participate in the Executive Severance Plan.
The Executive Severance Plan provides that upon a termination of employment by us other than for “cause”, death or “disability” or upon a resignation by an eligible participant for “good reason”, in either case outside of the “change in control period” (i.e., the period beginning on the date of a “change in control” (each term as defined in the Executive Severance Plan) and ending on the one-year anniversary of such change in control date), the participant will be entitled to receive, subject to the execution and delivery of a separation agreement and release containing, among other provisions, an effective release of claims in favor of the Company and reaffirmation of the “restrictive covenants agreement” (as defined in the Executive Severance Plan), (i) a severance amount equal to 6 months of the participant’s annual base salary (or 12 months for the CEO) in effect immediately prior to such termination (or the participant’s annual base salary in effect for the year immediately prior to the year of termination occurs, if higher), payable over 6 months (or 12 months for the CEO) and (ii) up to 6 monthly (or 12 monthly for the CEO) cash payments equal to the monthly employer contribution that we would have made to provide health insurance for the applicable participant if he had remained employed by us, based on the premiums as of the date of termination.
The Executive Severance Plan also provides that upon a termination of employment by us other than for cause, death or disability or upon a resignation by an eligible participant for good reason, in either case within the change in control period, the participant will be entitled to receive, in lieu of the payments and benefits described above and subject to the execution and delivery of an a separation agreement and release containing, among other provisions, an effective release of claims in favor of the Company and reaffirmation of the restrictive covenants agreement, (i) a lump sum cash severance amount equal to 100% of the participant’s annual base salary (or 150% for the CEO) in effect immediately prior to such change in control (or the participant’s annual base salary in effect for the year immediately prior to the year of termination, if higher), (ii) a lump sum amount equal to 100% of the participant’s annual target bonus (or 150% for the CEO) in effect immediately prior to such change in control (or the participant’s annual target bonus in effect immediately prior to such change in control, if higher), (iii) a lump sum amount equal to the monthly employer contribution that we would have made to provide health insurance for the participant if he had remained employed by us for 12 months (or 18 months for the CEO) following the date of termination, based on the premiums as of the date of termination and (iv) for all outstanding and unvested equity awards of the Company that are subject to time-based vesting held by the participant, full accelerated vesting of such awards; provided, that any outstanding and unvested equity awards subject to performance conditions may become vested, exercisable and/or nonforfeitable to the extent specified in the applicable award agreement.
The payments and benefits provided under the Executive Severance Plan in connection with a change in control may not be eligible for a federal income tax deduction by us pursuant to Section 280G of the Code. These payments and benefits may also subject an eligible participant to an excise tax under Section 4999 of the Code. If the payments or benefits payable to an eligible participant in connection with a change in control would be subject to the excise tax imposed under Section 4999 of the Code, then those payments or benefits will be reduced if such reduction would result in a greater net after-tax benefit to the applicable participant.
Employment Agreements with our Named Executive Officers
We have entered into employment agreements or employment offer letters with each of our Named Executive Officers, generally providing standard terms of employment, including position and duties, initial base salaries, initial equity awards and eligibility to receive discretionary bonuses and participate in our employee benefit plans. Certain of the employment agreements/offer letters also provided that the applicable Named Executive Officer was eligible to receive severance payments and benefits upon a qualifying termination of employment. Such provisions, other than certain statutorily required notice periods in Mr. Beck’s new employment agreement, have been subsequently replaced and superseded by the Executive Severance Plan. Pursuant to Mr. Beck’s new employment agreement, approved in December 2024, in addition the severance benefits provided in the Executive Severance Plan, Mr. Beck is entitled to three months’ written notice prior to the termination of his employment with or without “cause” (as defined in the Executive Severance Plan) and six months’ notice prior to the termination of his employment on account of “disability” (as defined in the Executive Severance Plan). Mr. Beck may be terminated without notice or with payment in lieu of notice in the event of a termination of his employment for “cause”. For a detailed description of the employment agreements entered into with Mr. Beck and Mr. Klein in 2024, see Executive Summary - Fiscal 2024 Chief Executive Officer Compensation and Executive Summary – New Hire Compensation Arrangements for Chief Operations Officer”, respectively.

The table below quantifies the potential payments and benefits that would have become due to our Named Executive Officers assuming that one of the triggering events below occurred as of December 31, 2024. The table does not include the target annual bonus opportunity that the applicable Named Executive Officer would be entitled to since the Company did not have a formal bonus program and all bonuses were discretionary. In addition, the table does not include any statutorily mandated notice periods for Mr. Beck. The closing price of a share of our common stock on December 31, 2024, the last trading day of our 2024 fiscal year, was $25.47.

Name	Qualifying Termination Not in Connection with a Change in Control ($)(1)		Qualifying Termination in Connection with a Change in Control ($)(1)
Peter Beck
Cash Severance Payment	800,000	(2)	1,200,000	(3)
Cash Incentive Bonus Payment	—		—	(4)
COBRA Premiums	—	(5)	—	(6)
Accelerated Equity Vesting	—		20,105,330	(7)
Adam Spice
Cash Severance Payment	211,640	(2)	423,280	(3)
Cash Incentive Bonus Payment	—		—	(4)
COBRA Premiums	3,465	(5)	6,930	(6)
Accelerated Equity Vesting	—		17,550,664	(7)
Arjun Kampani
Cash Severance Payment	208,000	(2)	416,000	(3)
Cash Incentive Bonus Payment	—		—	(4)
COBRA Premiums	—	(5)	—	(6)
Accelerated Equity Vesting	—		10,125,751	(7)
Frank Klein
Cash Severance Payment	200,000		400,000	(3)
Cash Incentive Bonus Payment	—		—	(4)
COBRA Premiums	9,657		19,313	(6)
Accelerated Equity Vesting	—		31,041,563	(7)
(1)A “qualifying termination” means a termination other than due to cause, death or disability or a resignation for good reason. “Not in connection with a change in control” means outside of the change in control period. “In connection with a change in control” means within the change in control period.
(2)For Mr. Beck, represents an amount equal to 12 months of his then-current base salary and, in the case of the other Named Executive Officers, represents an amount equal to 6 months of the applicable Named Executive Officer’s then-current base salary.
(3)For Mr. Beck, represents an amount equal to 150% of his then-current base salary and, in the case of the other Named Executive Officers, represents an amount equal to 100% of the applicable Named Executive Officer’s then-current base salary.
(4)For Mr. Beck, represents an amount equal to 150% of his target annual bonus opportunity and, in the case of the other Named Executive Officers, represents an amount equal to 100% of the applicable Named Executive Officer’s target annual bonus opportunity, in each case, in effect immediately prior to such qualifying termination. No amounts are shown here because as mentioned above, the Named Executive Officers do not have target annual bonus opportunity amounts for 2024, since the Company does not have a formal bonus program.
(5)Represents cash payments in the amount equal to the monthly employer contribution that the Company would have made towards health insurance for the applicable Named Executive Officer if he had remained employed by the Company, based on premiums as of the date of termination, for 6 months (or 12 months for Mr. Beck). Mr. Beck was not eligible for COBRA health insurance continuation coverage and Mr. Kampani did not participate in the Company’s health insurance, so he is not eligible for COBRA continuation coverage.

(6)Represents cash payments in the amount equal to the monthly employer contribution that the Company would have made towards health insurance for the applicable Named Executive Officer if he had remained employed by the Company, based on premiums as of the date of termination, for 12 months (or 18 months for Mr. Beck). Mr. Beck was not eligible for COBRA health insurance continuation coverage and Mr. Kampani did not participate in the Company’s health insurance, so he is not eligible for COBRA continuation coverage.
(7)Represents the value of acceleration of vesting of 100% of the Named Executive Officer’s outstanding and unvested equity awards with time-based vesting, based on the closing price of a share of our common stock on December 31, 2024, the last trading day of our 2024 fiscal year, which was $25.47. In the event of a change in control where the parties of such change in control do not provide for the assumption, continuation or substitution of equity awards of the Company, any and all outstanding and unvested equity awards subject to time-based vesting conditions held by such Named Executive Officer shall accelerate and become fully vested and exercisable.
CHIEF EXECUTIVE OFFICER PAY RATIO
Under SEC rules, we are required to provide the following information regarding the relationship between the annual total compensation of Mr. Beck, our CEO, and our median employee's annual total compensation (other than Mr. Beck) for fiscal year 2024:
•Mr. Beck’s annual total compensation for fiscal 2024, as reported in the “Summary Compensation Table” included in this Amendment, was $20,110,758.
•Our median employee's annual total compensation for fiscal 2024 was $71,805.
Based on the above, the ratio of our CEO's annual total compensation for fiscal year 2024 to the total compensation of our median employee for fiscal year 2024 was 280:1. We believe this pay ratio to be a reasonable estimate, calculated in a manner consistent with Item 402(u) of Regulation S-K.
Since there has been no change in our employee population or employee compensation arrangements since our fiscal year ended December 31, 2023 that we reasonably believe would result in a significant change to our pay ratio disclosure, we have elected to use the same median employee that was identified for our fiscal year ended December 31, 2023 to calculate our fiscal year ended December 31, 2024 pay ratio, as allowed by Item 402(u) of Regulation S-K.
For purposes of identifying our median compensated employee for our fiscal year ended December 31, 2023, we used our entire global employee population (excluding our CEO) as of December 31, 2023, the last day of our fiscal year. To identify our median employee, we used the actual total compensation delivered, including base wages, bonuses paid (if any), the value of vesting equity, and any other direct or indirect compensation received. We did not annualize compensation for any permanent (full time and part time) employees who were employed for less than the full 2023 fiscal year. Furthermore, we did not make any cost-of-living adjustments. For those employees located outside the United States (including our CEO), we converted the total pay to United States dollars using the average daily exchange rate during fiscal 2023.
We then calculated the annual total compensation for this individual using the same methodology we use to calculate the amount reported for our CEO in the “Total” column for fiscal 2024 in the “Summary Compensation Table” as set forth in this Amendment.
The SEC's rules for identifying the median employee and calculating the pay ratio allow companies to adopt a variety of methodologies. Therefore, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as each company's pay ratio is based on its unique employee population, compensation practices and calculation methodology.

NON-EMPLOYEE DIRECTOR COMPENSATION
We previously adopted our non-employee director compensation policy described below, which is designed to align compensation with our business objectives and the creation of stockholder value, while enabling Rocket Lab to attract, retain, incentivize and reward directors who contribute to the long-term success of the company. Under the policy, effective January 1, 2024 our non-employee directors are eligible to receive cash retainers (which will be prorated for partial years of service) and equity awards as set forth below:

Board:	Annual Retainer
Annual Retainer for Board Membership:
Annual service on the Board	$50,000
Additional retainer for annual service as non-executive chairperson	$30,000
Additional retainer for annual service as a lead director of the Board	$30,000
Additional Annual Retainer for Committee Membership
Annual service as Audit Committee chairperson	$20,000
Annual service as member of the Audit Committee (other than chair)	$10,000
Annual service as Compensation Committee chairperson	$20,000
Annual service as member of the Compensation Committee (other than chair)	$10,000
Annual service as Nominating and Corporate Governance Committee chairperson	$15,000
Annual service as member of the Nominating and Corporate Governance Committee (other than chair)	$7,500
Annual service as Government Security Committee chairperson	$20,000
Annual service as member of the Government Security Committee (other than chair)	$10,000
In addition, our policy provides that, upon initial election or appointment to our Board, each new non-employee director will be granted a one-time grant of restricted stock unit with a value of $360,000, that vest in three equal annual installments over three years, subject to continued service as a director through each such date. On the date of each annual meeting of stockholders of our company, each continuing non-employee director will receive a grant of restricted stock units with a value of $180,000 (the “Director Annual Grant”) that vests in full on the earlier of (i) the one year anniversary of the grant date or (ii) the next annual meeting of our stockholders subject to continues service as a director through each such date. If a new non-employee director joins our Board on a date other than the date of our annual meeting of stockholders, then upon initial election or appointment to the Board, such non-employee director will be granted a pro-rata portion of the Director Annual Grant based on the number of days between such non-employee director’s election or appointment (as applicable) and the first June 15th following such election or appointment (as applicable) as the numerator and 365 as the denominator (the “Pro-Rated Annual Grant). The Pro-Rated Annual Grant will vest in full on the earlier of (i) the one year anniversary of the grant date of the Director Annual Grant for other non-employee directors or (ii) the next annual meeting of our stockholders subject to continues service as a director through each such date. The equity awards granted under our policy are subject to full acceleration of vesting upon the sale of our company.
The aggregate amount of compensation, including both equity compensation and cash compensation, paid to any non-employee director of Rocket Lab in a calendar year period will not exceed $1,000,000 in the first calendar year such individual becomes a non-employee director and $650,000 in any other calendar year.
We will reimburse all reasonable out-of-pocket expenses incurred by directors for their attendance at meetings of the Board or any committee thereof. Employee directors will receive no additional compensation for their service as a director.

2024 Director Compensation Table
The following table presents the total compensation for each person who served as a non-employee director of our board during 2024. Mr. Beck, our President, CEO and Chairman of the Board, did not receive any additional compensation from us for his services on our Board. The compensation received by Mr. Beck as a Named Executive Officer is set forth above in “Executive Compensation—2024 Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)(1)		Total ($)
Lt. Gen. Nina Armagno (Ret.)(2)	53,397	324,664		378,061
Edward Frank (3)	78,959	196,518		275,477
Michael Griffin(4)	76,871	196,518	(4)	273,389
Matt Ocko (5)	—	—		—
Jon Olson (6)	76,830	196,518		273,348
Kenneth Possenriede (7)	6,575	634,337		640,912
Merline Saintil (8)	100,877	196,518		297,395
Alex Slusky (9)	56,776	196,518		253,294
Sven Strohband (10)	—	—		—
(1)In accordance with SEC rules, this column reflects the aggregate grant date fair value of the RSUs granted during 2024, computed in accordance with ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 14 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Such grant-date fair value does not take into account any estimated forfeitures related to service-based vesting conditions. These amounts also do not reflect the actual economic value that may be realized by the directors upon the vesting or settlement of the RSUs or the sale of the common stock underlying such awards. The amounts in the Stock Awards column are higher or lower than the target values of the stock awards because the number of RSUs granted to each director was calculated based upon the 30-trading day trailing average closing price prior to grant.
(2)As of December 31, 2024, Lt. Gen. Armagno held 96,982 RSUs. In 2024, Lt. Gen. Armagno received a Pro-Rated Annual Grant in connection with her joining the Board in November 2023.
(3)As of December 31, 2024, Dr. Frank held 64,883 RSUs.
(4)As of December 31, 2024, Dr. Griffin did not hold any outstanding equity awards. On September 12, 2024, Dr. Griffin resigned from our Board.
(5)As of December 31, 2024, Mr. Ocko did not hold any outstanding equity awards. Mr. Ocko was not eligible to receive cash fees from the Company due to his affiliation with the venture capital fund, DCVC.
(6)As of December 31, 2024, Mr. Olson held 42,353 RSUs.
(7)Mr. Possenriede was appointed as a member of the Board on August 21, 2024 and, upon such appointment, Mr. Possenriede received a one-time grant of RSUs with a value of $360,000 and a Pro-Rated Annual Grant. As of December 31, 2024, Mr. Possenriede held 90,218 RSUs.
(8)As of December 31, 2024, Ms. Saintil held 42,353 RSUs.
(9)As of December 31, 2024, Mr. Slusky held 42,353 RSUs.
(10)As of December 31, 2024, Dr. Strohband did not hold any outstanding equity awards. Mr. Strohband was not eligible to receive cash fees from the Company due to his affiliation with the venture capital firm, Khosla Ventures. On April 12, 2024, Mr. Strohband notified our Board that he would not stand for reelection and served on our Board through June 12, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding the beneficial ownership of our common stock as of April 14, 2025 by:
•each person who is the beneficial owner of more than 5% of the outstanding common stock;
•each of our named executive officers and directors; and
•all of our current executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of warrants or stock options or the vesting of restricted stock units, within 60 days of the Record Date. Shares subject to warrants or options that are currently exercisable or exercisable within 60 days of the Record Date or subject to restricted stock units that vest within 60 days of the Record Date are considered outstanding and beneficially owned by the person holding such warrants, options or restricted stock units for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them. We have based our calculation of the percentage of beneficial ownership on 461,432,393 shares of our Common Stock outstanding as of April 14, 2025.

Name and Address of Beneficial Owner(1)	Number of Shares	% of Voting Power
Directors and Executive Officers:
Peter Beck(2)	51,345,937	10.0%
Adam Spice(3)	5,858,949	1.3%
Arjun Kampani(4)	287,550	*
Frank Klein(5)	361,394	*
Matt Ocko(6)	4,766,192	1.0%
Edward Frank(7)	123,515	*
Jon Olson(8)	432,275	*
Kenneth Possenriede(9)	23,421	*
Merline Saintil(10)	432,275	*
Alex Slusky(11)	654,564	*
Lt. Gen. Nina M. Armagno (Ret.)(12)	77,666	*
All directors and executive officers as a group	64,363,738	12.4%
Five Percent Holders:
Entities Affiliated with Khosla Ventures(13)	50,982,669	11.0%
Entities Affiliated with BlackRock, Inc.(14)	32,488,949	7.0%
Entities Affiliated with the Vanguard Group(15)	35,527,484	7.7%

* Less than 1%
(1)Unless otherwise noted, the business address of each of the directors and officers is 3881 McGowen Street, Long Beach, CA 90808.
(2)Includes 39,469 shares of common stock issuable upon vesting of restricted stock units that vest within 60 days of April 14, 2025 held by Peter Beck. Includes 50,951,250 shares of Series A Preferred Stock held by Equatorial Trust, which is a family trust established by Peter Beck. Peek Street Equatorial Trustee Limited is sole trustee of Equatorial Trust and Peter Beck, Kerryn Beck and Warren Butler are the directors of Peek Street Equatorial Trustee Limited. Equatorial Trust and Peek Street Equatorial Trustee Limited each possess sole voting and investment power and Peter Beck, Kerryn Beck and Warren Butler each possess shared voting and investment power over the shares held by Equatorial Trust and, accordingly, also have beneficial ownership of such shares. Such shares of Series A Preferred Stock are convertible into shares of common stock at an initial conversion rate of 1:1, subject to adjustment.
(3)Includes 5,121,651 shares of common stock issuable upon exercise of vested stock options exercisable within 60 days of April 14, 2025 and 114,846 shares of common stock issuable upon vesting of restricted stock units that vest within 60 days of April 14, 2025.
(4)Includes 52,472 shares of common stock issuable upon vesting of restricted stock units that vest within 60 days of April 14, 2025.

(5)Includes 81,250 shares of common stock issuable upon vesting of restricted stock units that vest within 60 days of April 14, 2025.
(6)Matt Ocko, a member of our Board, is a partner at DCVC. DCVC’s holdings consist of (i) 1,377,943 shares of common stock held by Data Collective IV, L.P. or DCVC IV and (ii) 3,388,249 shares of common stock held by DCVC Opportunity Fund II, L.P. or DCVC Opportunity Fund II. Data Collective IV GP, LLC or DCVC IV GP, is the general partner of DCVC IV and DCVC Opportunity Fund II GP, LLC or DCVC Opportunity Fund II GP, is the general partner of DCVC Opportunity Fund II. Zachary Bogue and Matt Ocko are the managing members of each of DCVC IV GP and DCVC Opportunity Fund II GP and share voting and dispositive power over the shares held by DCVC IV and DCVC Opportunity Fund II. Mr. Ocko disclaims beneficial ownership interest of the securities held by DCVC IV and DCVC Opportunity Fund II except to the extent of his pecuniary interest therein, if any. The address of the entities listed herein is 270 University Avenue, Palo Alto, California 94301.
(7)Includes 42,353 shares of common stock issuable upon vesting of restricted stock units that vest within 60 days of April 14, 2025.
(8)Includes 42,353 shares of common stock issuable upon vesting of restricted stock units that vest within 60 days of April 14, 2025.
(9)Includes 23,421 shares of common stock issuable upon vesting of restricted stock units that vest within 60 days of April 14, 2025.
(10)Includes 42,353 shares of common stock issuable upon vesting of restricted stock units that vest within 60 days of April 14, 2025.
(11)Includes 119,889 shares of common stock held by Alex Slusky and 534,675 held by Abalone Cove LLLP. Includes 42,353 shares of common stock issuable upon vesting of restricted stock units that vest within 60 days of April 14, 2025.
(12)Includes 42,353 shares of common stock issuable upon vesting of restricted stock units that vest within 60 days of April 14, 2025.
(13)This information is as reported on Amendment No. 6 to Schedule 13D as filed on February 18, 2025. Consists of (i) 21,323,617 shares of common stock held by Khosla Ventures V L.P. and (ii) 29,659,052 shares of common stock held by VK Services, LLC (“VK Services”). Khosla Ventures Associates V, LLC (“KVA V”) is the general partner of Khosla Ventures V, L.P. (“KV V”). Vinod Khosla is the managing member of VK Services, which is the sole manager of KVA V. Each of KVA V, VK Services and Vinod Khosla may be deemed to possess voting and investment control over such securities held by KV V and each of KVA V, VK Services and Vinod Khosla may be deemed to have indirect beneficial ownership of such securities held by KV V. Each of KVA V, VK Services and Vinod Khosla disclaims beneficial ownership of such shares, except to the extent of his or its respective pecuniary interests therein. The principal business address of the entities is c/o Khosla Ventures, 2128 Sand Hill Road, Menlo Park, CA 94025.
(14)This information is as reported on Schedule 13G as filed on November 8, 2024. The principal business address of BlackRock, Inc. is 50 Hudson Yards, New York, New York 10001.
(15)This information is as reported on Amendment No. 3 to Schedule 13G as filed on November 12, 2024. The principal business address of the Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
Equity Compensation Plan Information
Rocket Lab currently maintains three equity compensation plans: the Rocket Lab USA, Inc. 2013 Plan; the Rocket Lab USA, Inc. 2021 Plan; and the Rocket Lab USA, Inc. 2021 Employee Stock Purchase Plan. The following table sets forth information as of December 31, 2024 regarding shares of common stock that may be issued under our equity compensation plans and pursuant to awards which were assumed in connection with the Business Combination.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (#) (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	28,913,838	(1)	1.08	(2)	112,311,158	(3)(4)
Equity compensation plans not approved by security holders	—		—		—
Total	28,913,838		1.08		112,311,158
(1)Includes (i) for the 2013 Plan, 7,155,236 shares subject to outstanding stock options and 129,582 shares subject to outstanding RSU awards, which were assumed in connection with our merger with Vector Acquisition Corporation (the “Business Combination”); and (ii) for the 2021 Plan, no shares subject to outstanding stock options and 21,629,020 shares subject to outstanding RSUs.
(2)Reflects the weighted-average exercise price of the $1.08 outstanding stock options under the 2013 Plan. This weighted-average exercise price does not reflect shares subject to RSU awards under the 2013 Plan and 2021 Plan.
(3)Includes 92,127,861 shares available for issuance under the 2021 Plan and 20,183,297 shares available for issuance under the 2021 ESPP, in each case as of December 31, 2024. No new awards may be granted under the 2013 Plan. Subject to the number of shares remaining in the share reserve, the maximum number of shares purchasable by any participant in the 2021 ESPP on any one purchase date for any purchase period, including the current purchase period, may not exceed 5,000 shares. The amount reflected includes purchase rights accruing under the 2021 ESPP as of December 31, 2024 because the purchase rights (and, therefore, the number of shares to be purchased) will not be determined until the end of the purchase period on May 22, 2025.

(4)The 2021 Plan provides that the number of shares reserved and available for issuance under the 2021 Plan will automatically increase each January 1, beginning on January 1, 2022 and ending on (and including) January 1, 2031 by up to 5% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by our plan administrator. The shares underlying any awards under the 2013 Plan and the 2021 Plan that are forfeited, canceled, held back to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without issuance of stock or otherwise terminated (other than by exercise) will be added into the 2021 Plan. The 2021 ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and ending on (and including) January 1, 2031 by the least of (i) 9,980,000 shares of our common stock, (ii) 1% of the outstanding number of shares of our common stock on the immediately preceding December 31 or (iii) such lesser number of shares as determined by our plan administrator. The number in the table does not include the increases from January 1, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
Since January 1, 2024, other than as described below we have not entered into any transactions, nor are there any currently proposed transactions in which the amount involved exceeded or will exceed $120,000 and in which any of our then directors, executive officers or holders of more than 5% of any class of our capital stock at the time of such transaction or any members of their immediate family, had or will have a direct or indirect material interest.
Series A Convertible Participating Preferred Stock Exchange
On December 3, 2024, we entered into an exchange agreement with The Equatorial Trust (the “Trust”), a family trust established by Mr. Beck, to exchange 50,951,250 shares of our common stock into 50,951,250 shares of our Series A Convertible Participating Preferred Stock, $0.0001 par value per share (the “Series A Preferred Stock”). On January 7, 2025, the exchange was consummated and we filed the Certificate of Designation with the Secretary of State of the State of Delaware, which became effective upon filing. At the Closing, we issued 50,951,250 shares of Series A Preferred Stock to the Trust. The terms of the Series A Preferred Stock are described in further detail below.
Conversion Rights; Conversion Rate Adjustments
Pursuant to the terms of the Certificate of Designation, each share of Series A Preferred Stock will be convertible at any time at the option of the holder of the Series A Preferred Stock (a “Holder”) into a number of shares of common stock at the then-applicable conversion rate (the “Conversion Rate”). In addition, each share of Series A Preferred Stock will automatically convert into a number of shares of common stock at the Conversion Rate upon the earliest to occur of (a) a transfer of such share (other than to a Permitted Transferee), (b) the first date on which Mr. Beck no longer serves as (i) our Chief Executive Officer or (ii) such other executive officer position of us as approved by the Board, (c) Mr. Beck’s death or permanent disability, or (d) the first date on which the outstanding shares of Series A Preferred Stock no longer represent a minimum beneficial ownership by Mr. Beck of five percent. A “Permitted Transferee” is defined in the Certificate of Designation and includes Mr. Beck and his controlled affiliates. The Series A Series A Preferred Stock is not redeemable by us at any time.
The initial Conversion Rate for each share of Series A Preferred Stock is one share of common stock, and is subject to adjustment, including for stock dividends, distributions, stock splits and stock combinations. In addition, if we (a) issue securities entitling the holder thereof to acquire common stock or (b) declare or make any dividend or other distribution of our assets, a Holder will be entitled to participate to the same extent if the Holder had held the number of shares of common stock acquirable upon conversion of such Holder’s Series A Preferred Stock. The Certificate of Designation also contains customary protections in the event of changes in common stock as a result of certain fundamental change transactions.
Director Designation Right
The Certificate of Designation provides that, so long as any shares of Series A Preferred Stock are outstanding, the Holders, voting exclusively and as a separate class, will be entitled to designate and elect at least one individual to serve on the Board as a director (a “Series A Preferred Stock Director”). The initial Series A Preferred Stock Director is Mr. Beck. Mr. Beck will serve an initial term that expires at our annual meeting of stockholders in 2027.
In the event the Board increases its size to more than ten members, the Holders will be entitled to designate and elect, voting exclusively and as a separate class, one or more additional Series A Preferred Stock Directors in order to maintain the right to elect ten percent of the total number of authorized directorships, rounded up to the nearest whole number. Additional Series A Preferred Stock Directors will serve for an initial term fixed by the Board. After the initial term of a Series A Preferred Stock Director has expired, his or her successor shall be elected for a term expiring at the third annual meeting following his or her election, unless such term expires sooner. A Series A Preferred Stock Director will serve until the earlier of: (a) his or her successor being elected and qualified, (b) his or her earlier death, disability, retirement, resignation or removal or (c) such time as the size of the Board is automatically reduced.

To be eligible for election as a Series A Preferred Stock Director, a nominee (other than Mr. Beck) must: (a) satisfy all requirements regarding service as a director of us under applicable law and regulation and our bylaws, (b) not be an immediate family member of Mr. Beck or any Holder, (c) be independent of each Holder, and (d) have served on the board of directors of at least one publicly traded corporation, in the United States or elsewhere, within the last five years, or is otherwise well qualified in the reasonable judgment of the Board. The Series A Preferred Stock Director may be removed at any time as a director on the Board (without cause) upon the written request of the Holders by the affirmative vote of the holders of at least a majority of the outstanding shares of Series A Preferred Stock at the time and with each share of Series A Preferred Stock entitled to one vote. At the first annual meeting of our stockholders held after such time as there are no shares of Series A Preferred Stock outstanding, the director designation and election rights will terminate.
Dividends
The Series A Preferred Stock is not entitled to any scheduled dividend payments. Holders will be entitled to receive dividends on shares of Series A Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to, and in the same form as dividends actually paid on, all or substantially all of the shares of common stock when, as and if such dividends (other than dividends in the form of common stock) are paid on shares of the common stock, subject to certain exceptions specified in the Certificate of Designation.
Liquidation Preference
Upon any liquidation, dissolution or winding-up of us, whether voluntary or involuntary, after the satisfaction in full of our debts and the payment of any liquidation preference ranking senior to the Series A Preferred Stock, Holders will be entitled to receive an amount equal to $0.0001 per share of Series A Preferred Stock. Following the payment of the full amount of the liquidation preference in respect of all outstanding shares of Series A Preferred Stock, Holders participate pari passu with the holders of the common stock (on an as-if-converted-to-common-stock basis) in our net assets.
Voting and Consent Rights
The Series A Preferred Stock will have the right to vote on all matters submitted for a vote of the holders of the common stock, voting together as a single class with the common stock. Each Holder will be entitled to cast a number of votes per share equal to the number of shares of common stock into which a share of Series A Preferred Stock is convertible. In addition, we may not, without the affirmative vote of the Holders of a majority of the then outstanding shares of Series A Preferred Stock: (a) alter, amend or repeal any provision of our Certificate of Incorporation if it would alter or change the powers, preferences or special rights of the Series A Preferred Stock so as to affect them adversely, (b) alter, amend, or repeal the Certificate of Designation, or (c) increase the authorized number of shares of Series A Preferred Stock or authorize the issuance of additional shares of Series A Preferred Stock.
Related Party Transaction Policy
Our Board has adopted a written related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of the our policy only, a related person transaction is a transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants and in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.
Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to its audit committee or, if audit committee approval would be inappropriate, to another independent body of the Board, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that it deems reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related person transactions and to effectuate the terms of the policy.

Director Independence
The Board determined that each of the directors on the Board (except for Peter Beck) qualifies as an independent director under Nasdaq rules and SEC rules and regulations. Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board reviewed and discussed information provided by the directors and Rocket Lab with regard to each director’s business and personal activities and relationships as they may relate to Rocket Lab and its management, including the beneficial ownership of capital stock by each non-employee director and the transactions involving them as described in the section entitled “Certain Relationships and Related Party Transactions.”
Item 14. Principal Accountant Fees and Services
Policy and Procedure for Approval of Audit and Permitted Non-Audit Services
All audit fees were pre-approved by the Company’s Audit Committee, which concluded that the provision of such services by Deloitte & Touche LLP and its affiliates was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. With respect to outside auditor independence, the Audit Committee Charter provides for pre-approval of audit services and non-audit services. The Audit Committee Charter authorizes the Audit Committee to delegate to one or more of its committee members the authority to grant pre-approvals for non-audit services, provided that the decisions of such member(s) to grant any such pre-approval shall be presented to the Audit Committee at its next scheduled meeting. The Audit Committee followed these guidelines in approving all services rendered by Deloitte & Touche LLP and its affiliates.
Fees Paid to Independent Registered Public Accounting Firm
The following table presents fees billed or expected to be billed for professional services rendered by Deloitte & Touche LLP and its affiliates for the years ended December 31, 2024 and 2023.

	Year Ended December 31
	2024	2023
Audit fees	$3,768,770	$3,131,815
Audit Related fees(1)	316,786	—
Tax fees(2)	—	63,384
All other fees	—	—
Total	$4,085,556	$3,195,199
(1)Audit related fees include fees primarily for business due diligence services related to various acquisitions.
(2)Tax Fees include fees in connection with tax consulting and compliance services for our foreign subsidiaries.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)All financial statements and schedules are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in the 2024 Form 10-K filed on February 27, 2025.
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

4.1	Description of Securities (previously filed).

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

10.27	Exchange Agreement, dated December 3, 2024, between the Company and The Equatorial Trust (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Rocket Lab USA, Inc. on December 5, 2024).

10.28	First Amendment to Master Equipment Financing Agreement, dated October 17, 2024, by and between Rocket Lab USA, Inc. and certain of its subsidiaries and Trinity Capital, Inc. (previously filed).

10.29	Second Amendment to Master Equipment Financing Agreement, dated November 21, 2024, by and between Rocket Lab USA, Inc. and certain of its subsidiaries and Trinity Capital, Inc. (previously filed).

19	Rocket Lab USA, Inc. Insider Trading and Disclosure Policy (previously filed).

21.1	Subsidiaries of the Registrant (previously filed).

23.1	Consent of Deloitte & Touche LLP (previously filed).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14 (previously filed).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14 (previously filed).

31.3*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.4*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350 (previously furnished).

97	Rocket Lab Compensation Recovery Policy (incorporated by reference to Exhibit 97 of the Company’s Form 10-K filed on February 28, 2024).

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
___________________________________________________
*Filed herewith.
†The certification previously furnished in Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 are deemed to accompany this Amendment No. 1 to the Annual Report on Form 10-K/A and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
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

Rocket Lab USA, Inc.

Date: April 30, 2025	By:	/s/ Peter Beck
Peter Beck
President, Chief Executive Officer and Chairman