Form 10-Q
period 2025-03-31
Rocket Lab USA, Inc.
filed 2025-05-08
CIK 1819994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________to
Commission File Number: 001-39560
_________________________________________________________
ROCKET LAB USA, INC.
(Exact Name of Registrant as Specified in its Charter)
_________________________________________________________

Delaware	98-1550340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3881 McGowen Street Long Beach, California	90808
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (714) 465-5737
_________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2025, the registrant had 461,432,393 shares of common stock, $0.0001 par value per share, outstanding.

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
•changes in trade policies, including tariffs;
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
•any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks; and
•other factors detailed under the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.”
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
March 31, 2025

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ROCKET LAB U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2025 AND DECEMBER 31, 2024
(unaudited; in thousands, except share and per share values)

	March 31, 2025 (unaudited)	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$303,149	$271,042
Marketable securities, current	125,247	147,948
Accounts receivable, net	39,413	36,440
Contract assets	60,943	63,108
Inventories	125,588	119,074
Prepaids and other current assets	70,510	55,009
Total current assets	724,850	692,621
Non-current assets:
Property, plant and equipment, net	213,990	194,838
Intangible assets, net	56,181	58,637
Goodwill	71,020	71,020
Right-of-use assets - operating leases	52,137	53,664
Right-of-use assets - finance leases	14,272	14,396
Marketable securities, non-current	83,947	60,686
Restricted cash	5,102	4,260
Deferred income tax assets, net	3,765	3,010
Other non-current assets	29,709	31,210
Total assets	$1,254,973	$1,184,342
Liabilities and Stockholders’ Equity
Current liabilities:
Trade payables	$70,203	$53,059
Accrued expenses	12,141	19,460
Employee benefits payable	21,959	20,847
Contract liabilities	206,867	216,160
Current installments of long-term borrowings	20,490	12,045
Other current liabilities	16,456	17,954
Total current liabilities	348,116	339,525
Non-current liabilities:
Convertible senior notes, net	345,926	345,392
Long-term borrowings, net, excluding current installments	57,728	44,049
Non-current operating lease liabilities	50,643	51,965
Non-current finance lease liabilities	14,897	14,970
Deferred tax liabilities	1,027	891
Other non-current liabilities	5,342	5,097
Total liabilities	823,679	801,889
COMMITMENTS AND CONTINGENCIES (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares: 100,000,000; issued and outstanding shares: 50,951,250 and 0 at March 31, 2025 and December 31, 2024, respectively	5	—
Common stock, $0.0001 par value; authorized shares: 2,500,000,000; issued shares: 511,492,231 and 504,453,785 at March 31, 2025 and December 31, 2024, respectively; outstanding shares: 460,540,981 and 504,453,785 at March 31, 2025 and December 31, 2024, respectively	46	50
Treasury stock, at cost; shares: 50,951,250 and 0 at March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	1,307,930	1,198,909
Accumulated deficit	(874,317)	(813,701)
Accumulated other comprehensive loss	(2,370)	(2,805)
Total stockholders’ equity	431,294	382,453
Total liabilities and stockholders’ equity	$1,254,973	$1,184,342
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenues:
Product revenues	$80,804	$54,146
Service revenues	41,765	38,621
Total revenues	122,569	92,767
Cost of revenues:
Cost of product revenues	53,869	40,827
Cost of service revenues	33,453	27,766
Total cost of revenues	87,322	68,593
Gross profit	35,247	24,174
Operating expenses:
Research and development, net	55,109	38,504
Selling, general and administrative	39,326	28,749
Total operating expenses	94,435	67,253
Operating loss	(59,188)	(43,079)
Other income (expense):
Interest expense, net	(2,586)	(898)
(Loss) gain on foreign exchange	(134)	311
Other income (expense), net	479	(589)
Total other expense, net	(2,241)	(1,176)
Loss before income taxes	(61,429)	(44,255)
Benefit (provision) for income taxes	813	(5)
Net loss	$(60,616)	$(44,260)
Other comprehensive loss, net of tax:
Foreign currency translation gain (loss)	376	(3,075)
Unrealized gain (loss) on available-for-sale marketable securities	59	(263)
Comprehensive loss	$(60,181)	$(47,598)
Net loss per share attributable to Rocket Lab USA, Inc.:
Basic and diluted	$(0.12)	$(0.09)
Weighted-average common shares outstanding:
Basic and diluted	505,614,185	489,994,709
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(unaudited; in thousands, except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount				Total
December 31, 2024	—	$—	504,453,785	$50	—	$—	$1,198,909	$(813,701)	$(2,805)	$382,453
Net loss	—	—	—	—	—	—	—	(60,616)	—	(60,616)
Issuance of common stock under equity plans	—	—	2,179,607	—	—	—	48	—	—	48
Stock-based compensation	—	—	—	—	—	—	18,871	—	—	18,871
Issuance of common stock under ATM Equity Offering, net of issuance costs	—	—	4,858,839	1	—	—	90,102	—	—	90,103
Preferred Stock Exchange	50,951,250	5	—	(5)	(50,951,250)	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	435	435
March 31, 2025	50,951,250	$5	511,492,231	$46	(50,951,250)	$—	$1,307,930	$(874,317)	$(2,370)	$431,294

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount				Total
December 31, 2023	—	$—	488,923,055	$49	—	$—	$1,176,484	$(623,526)	$1,537	$554,544
Net loss	—	—	—	—	—	—	—	(44,260)	—	(44,260)
Issuance of common stock under equity plans	—	—	3,747,661	—	—	—	943	—	—	943
Stock-based compensation	—	—	—	—	—	—	14,225	—	—	14,225
Purchase of capped calls	—	—	—	—	—	—	(43,168)	—	—	(43,168)
Other comprehensive loss	—	—	—	—	—	—	—	—	(3,338)	(3,338)
March 31, 2024	—	$—	492,670,716	$49	—	$—	$1,148,484	$(667,786)	$(1,801)	$478,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB U.S.A., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(unaudited; in thousands)

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,616)	$(44,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,707	8,313
Stock-based compensation expense	19,234	13,093
Loss on disposal of assets	13	3
Loss on extinguishment of long-term debt	—	1,330
Amortization of debt issuance costs and discount	831	639
Noncash lease expense	1,519	1,491
Change in the fair value of contingent consideration	—	(271)
Accretion of marketable securities purchased at a discount	(561)	(842)
Deferred income taxes	(585)	78
Changes in operating assets and liabilities:
Accounts receivable, net	(2,974)	3,939
Contract assets	2,165	(1,944)
Inventories	(6,308)	7,509
Prepaids and other current assets	(9,617)	(5,303)
Other non-current assets	1,571	(4,266)
Trade payables	9,779	(1,673)
Accrued expenses	(2,712)	3,200
Employee benefits payables	(253)	(622)
Contract liabilities	(9,294)	11,205
Other current liabilities	(3,699)	6,729
Non-current lease liabilities	(1,670)	(1,425)
Other non-current liabilities	245	489
Net cash used in operating activities	(54,225)	(2,588)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and software	(28,677)	(19,177)
Proceeds on disposal of assets, net	16	—
Purchases of marketable securities	(84,639)	(79,359)
Maturities of marketable securities	84,699	46,280
Net cash used in investing activities	(28,601)	(52,256)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ATM Equity Offering	92,806	—
Issuance costs related to ATM Equity Offering	(2,088)	—
Proceeds from the exercise of stock options	48	943
Proceeds from Employee Stock Purchase Plan	2,237	507
Proceeds from sale of employees restricted stock units to cover taxes	17,310	5,119
Minimum tax withholding paid on behalf of employees for restricted stock units	(16,577)	(5,163)
Purchase of capped calls related to issuance of convertible senior notes	—	(43,168)
Proceeds from issuance of convertible senior notes	—	355,000
Proceeds from secured term loan	25,000	—
Repayments on secured term loan	(2,894)	(43,215)
Payment of debt issuance costs	(278)	(11,226)
Finance lease principal payments	(61)	(90)
Net cash provided by financing activities	115,503	258,707
Effect of exchange rate changes on cash and cash equivalents	272	(519)
Net increase in cash and cash equivalents and restricted cash	32,949	203,344
Cash and cash equivalents, and restricted cash, beginning of period	275,302	166,434
Cash and cash equivalents, and restricted cash, end of period	$308,251	$369,778
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$9,575	$2,270
Cash paid for income taxes	214	26
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unpaid purchases of property, equipment and software	10,450	1,580
Right-of-use assets obtained in exchange for new operating lease liabilities	179	—
Issuance of common stock for payment of accrued bonus	—	1,795
Accrued issuance costs in connection with ATM Equity Offering	615	—
Accrued debt issuance costs	—	979
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2025 AND DECEMBER 31, 2024 AND FOR THE
THREE MONTHS ENDED MARCH 31, 2025 AND 2024
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
2.                       SIGNIFICANT ACCOUNTING POLICIES
Principals of Consolidation and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting standards generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the SEC for interim financial information and include the accounts of Rocket Lab USA, Inc. and its wholly owned subsidiaries after elimination of intercompany accounts and transactions. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025, or for any other interim period or for any other future year.
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
Other Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2025. Refer to Note 2 - Significant Accounting Policies disclosed in the “Notes to Consolidated Financial Statements” in the Company’s Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 27, 2025.

Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in ASU 2023-09 prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU 2023-09 disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company is assessing the potential impact of adopting ASU 2023-09 on its financial statements.
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
3.                       REVENUES
The following table provides information about revenue by recognition model during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
Revenues by recognition model	Launch Services	Space Systems	Total
Point-in-time	$35,475	$19,264	$54,739
Over-time	117	67,713	67,830
Total revenue by recognition model	$35,592	$86,977	$122,569

	Three Months Ended March 31, 2024
Revenues by recognition model	Launch Services	Space Systems	Total
Point-in-time	$32,719	$11,390	$44,109
Over-time	—	48,658	48,658
Total revenue by recognition model	$32,719	$60,048	$92,767

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
The following table presents the balances related to enforceable contracts as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Contract balances
Accounts receivable, net	$39,413	$36,440
Contract assets	60,943	63,108
Contract liabilities	(206,867)	(216,160)

Changes in contract liabilities for the three months ended March 31, 2025 were as follows:

Contract liabilities, at December 31, 2024	$216,160
Customer advances received or billed	60,534
Recognition of unearned revenue	(69,827)
Contract liabilities, at March 31, 2025	$206,867
The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.
The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior years during the three months ended March 31, 2025 and 2024 was not material.
Backlog
The Company’s backlog represents the estimated transaction prices on performance obligations to the Company’s customers for which work remains to be performed. The amount of backlog increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of backlog when an enforceable agreement has been reached. Remaining backlog totaled $1,066,946 as of March 31, 2025, of which approximately 56% is expected to be recognized within 12 months, with the remaining 44% to be recognized beyond 12 months.
Concentration of Credit Risk and Significant Customers
As of March 31, 2025, the Company’s customer that accounted for 10% or more of the total accounts receivable, net, was:

March 31, 2025
Northrop Grumman Space Systems	12%
For the three months ended March 31, 2025, the Company’s customers that accounted for 10% or more of the total revenue, were as follows:

Three Months Ended March 31, 2025
Government customer	28%
Kinéis	10%
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
As of March 31, 2025 and December 31, 2024, the Company had $6,450 and $4,200 customer financing receivable in prepaids and other currents assets, respectively and $19,417 and $15,567 customer financing receivable in other non-current assets, respectively, on the condensed consolidated balance sheets. Customer financing interest income for the three months ended March 31, 2025 and 2024 was $380 and $252, respectively.

4.                       CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES
Cash and cash equivalents and marketable securities consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$303,149	$271,042
Marketable securities, current	125,247	147,948
Marketable securities, non-current	83,947	60,686
Total cash and cash equivalents and marketable securities	$512,343	$479,676
As of March 31, 2025, cash equivalents and marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market accounts	$198,639	$—	$—	$198,639	$198,639	$—
Certificates of deposit	15,251	3	—	15,254	—	15,254
Commercial paper	6,817	9	—	6,826	—	6,826
Corporate debt securities	104,626	159	(19)	104,766	—	104,766
Yankee bonds	3,953	4	(1)	3,956	—	3,956
U.S. Treasury securities	44,079	13	(21)	44,071	7,991	36,080
Mortgage- and asset-backed securities	42,222	93	(3)	42,312	—	42,312
Total	$415,587	$281	$(44)	$415,824	$206,630	$209,194
The following table presents the Company’s marketable securities with unrealized losses by investment category and the length of time the marketable securities have been in a continuous loss position as of March 31, 2025:

	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$15,399	$(19)	$—	$—	$15,399	$(19)
Yankee bonds	2,704	(1)	—	—	2,704	(1)
U.S. Treasury securities	31,613	(19)	8,494	(2)	40,107	(21)
Mortgage- and asset-backed securities	11,899	(3)	—	—	11,899	(3)
Total	$61,615	$(42)	$8,494	$(2)	$70,109	$(44)
The Company has not observed a significant deterioration in credit quality of these securities, which are highly rated with moderate to low credit risk. Declines in value are largely attributable to current global economic conditions. The securities continue to make timely principal and interest payments, and the fair values are expected to recover as they approach maturity. The Company does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell the securities, before the respective recoveries of their amortized cost bases, which may be maturity. As of March 31, 2025, the Company had not recognized an allowance for credit losses on any marketable securities in an unrealized loss position.
The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of March 31, 2025:

	Amortized Cost	Fair Value
Due within one year	$331,763	$331,877
Due within one to two years	83,824	83,947
Total	$415,587	$415,824

5.                       FAIR VALUE OF FINANCIAL INSTRUMENTS
As of March 31, 2025 and December 31, 2024 the following financial assets and liabilities are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$198,639	$—	$—	$198,639
U.S. Treasury securities	7,991	—	—	7,991
Marketable securities, current:
Certificates of deposit	—	15,254	—	15,254
Commercial paper	—	6,826	—	6,826
Corporate debt securities	—	76,442	—	76,442
Yankee bonds	—	770	—	770
U.S. Treasury securities	25,419	—	—	25,419
Mortgage- and asset-backed securities	—	536	—	536
Marketable securities, non-current
Corporate debt securities	—	28,324	—	28,324
Yankee bonds	—	3,186	—	3,186
U.S. Treasury securities	10,661	—	—	10,661
Mortgage- and asset-backed securities	—	41,776	—	41,776
Total	$242,710	$173,114	$—	$415,824

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$211,619	$—	$—	$211,619
Marketable securities, current:
Certificates of deposit	—	21,795	—	21,795
Commercial paper	—	10,109	—	10,109
Corporate debt securities	—	57,589	—	57,589
Yankee bonds	—	2,208	—	2,208
U.S. Treasury securities	55,568	—	—	55,568
Mortgage- and asset-backed securities	—	680	—	680
Marketable securities, non-current
Corporate debt securities	—	28,887	—	28,887
Yankee bonds	—	378	—	378
U.S. Treasury securities	10,552	—	—	10,552
Mortgage- and asset-backed securities	—	20,869	—	20,869
Total	$277,739	$142,515	$—	$420,254
The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.
There were no transfers between fair value measurement levels during the three months ended March 31, 2025.

Convertible Senior Notes
The Company measures the fair value of its convertible senior notes on a quarterly basis for disclosure purposes. The Company considers the fair value of its convertible senior notes as of March 31, 2025 to be a Level 2 measurement due to limited trading activity of the convertible senior notes. As of March 31, 2025, the net carrying amount of the convertible senior notes was $345,926, with unamortized discount and debt issuance costs of $9,074. As of March 31, 2025, the total estimated fair value (Level 2) of the convertible senior notes was $1,284,962. The fair value was determined based on the closing trading price of the convertible senior notes as of the last day of trading for the period.
6.                       INVENTORIES
Inventories as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Raw materials	$61,960	$50,650
Work in process	52,858	60,462
Finished goods	10,770	7,962
Total inventories	$125,588	$119,074
7.                       PREPAIDS AND OTHER CURRENT ASSETS
Prepaids and other current assets as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Prepaid expenses and deposits	$42,710	$38,041
Government grant receivables	15,730	7,783
Customer financing receivables	6,450	4,200
Other current assets	5,620	4,985
Total prepaids and other current assets	$70,510	$55,009
8.                       PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Buildings and improvements	$68,939	$68,631
Machinery, equipment, vehicles and office furniture	131,236	127,577
Computer equipment, hardware and software	16,819	16,204
Launch site assets	22,541	20,726
Construction in process	45,912	27,285
Property, plant and equipment—gross	285,447	260,423
Less accumulated depreciation and amortization	(71,457)	(65,585)
Property, plant and equipment—net	$213,990	$194,838
Depreciation expense recorded in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2025 and 2024 consisted of the following:

	Three Months Ended March 31,
Depreciation expense	2025	2024
Cost of revenues	$3,061	$2,749
Research and development, net	1,739	1,392
Selling, general and administrative	765	624
Total depreciation expense	$5,565	$4,765

9.                     GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The carrying amount of goodwill for the Space Systems reportable segment was $71,020 as of March 31, 2025 and December 31, 2024.
Intangible Assets
The components of intangible assets consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Developed technology	$57,865	$(25,277)	$32,588
Capitalized software	14,056	(10,319)	3,737
Customer relationships	16,087	(4,794)	11,293
Trademarks and tradenames	10,098	(2,818)	7,280
Backlog	3,491	(3,491)	—
Other	1,324	(541)	783
Indefinite-Lived Intangible Assets
In-process technology	500	—	500
Total	$103,421	$(47,240)	$56,181

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Developed technology	$57,865	$(23,512)	$34,353
Capitalized software	13,757	(9,873)	3,884
Customer relationships	16,086	(4,472)	11,614
Trademarks and tradenames	10,098	(2,610)	7,488
Backlog	3,491	(3,491)	—
Other	1,320	(522)	798
Indefinite-Lived Intangible Assets
In-process technology	500	—	500
Total	$103,117	$(44,480)	$58,637
Amortization expense recorded in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2025 and 2024, respectively consisted of the following:

	Three Months Ended March 31,
	2025	2024
Cost of revenues	$1,812	$1,773
Research and development, net	2	11
Selling, general and administrative	899	1,300
Total amortization expense	$2,713	$3,084

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2025:

2025 (for the remaining period)	$7,719
2026	10,193
2027	9,218
2028	8,168
2029	6,019
Thereafter	14,364
Total	$55,681
10.                     LOAN AGREEMENTS
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
The Notes accrue interest at a rate of 4.250% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2024. The Notes mature on February 1, 2029, unless earlier converted, redeemed or repurchased. Before November 1, 2028, noteholders have the right to convert their Notes only during the following circumstances: (i) during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, (ii) during the five consecutive business day period after any 10 consecutive trading day period, or the measurement period, in which the trading price per $1 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day, (iii) upon the occurrence of certain corporate events or distributions specified in the Indenture or (iv) if the Company calls such Notes for redemption. From and after November 1, 2028, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 195.1029 shares of common stock per $1 principal amount of Notes, which represents an initial conversion price of approximately $5.13 per share of common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of March 31, 2025, the holder of the Notes have the right to convert between April 1, 2025 and June 30, 2025 because the Company’s common stock price exceeded the applicable conversion price by 130% for the specified period of time during the quarter ended March 31, 2025.
When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Since the issuance of the Notes, the Company has not received a notice from the holders. As of March 31, 2025, the Company cannot be required to settle the Notes in cash and has the intent and ability to settle in common stock, therefore, the Notes were classified as non-current liabilities on the Company’s consolidated balance sheet.
As of March 31, 2025, there was $355,000 outstanding under the Notes, before unamortized discount and debt issuance costs of $9,074. As of March 31, 2025, the effective interest rate under the Notes was 5.0%.

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
Trinity Master Equipment Financing Agreement
On December 29, 2023 (the “Effective Date”), the Company and certain of its subsidiaries (the “Subsidiaries”, together with the Company, the “Borrowers”), entered into a Master Equipment Financing Agreement (the “Trinity Loan Agreement”) with Trinity Capital, Inc., a Maryland corporation (the “Lender”) to provide financing for certain equipment and other property (the “Equipment”). The Trinity Loan Agreement provides that the Lender shall provide equipment financing in the aggregate of up to $120,000 (the “Conditional Commitment”), with advances (“Draws”) to be made as follows: (i) $70,000 on the Effective Date (the “Effective Date Draw”); and (ii) $40,000 to be drawn on the Effective Date (the “Blanket Lien Draw”), with each of the Effective Date Draw and Blanket Lien Draw payable over sixty (60) months beginning January 2024, with the final payments due in January 2029. After the Blanket Lien Draw was repaid in full, Borrowers may make Draws as follows: (x) $30,000 to be drawn in not more than three advances of at least $10,000 each at the Borrowers’ option no later than the date that is 18 months after the Effective Date; and (y) $20,000 to be drawn at Borrower’s option between January 1, 2025 and June 30, 2025 (such date, the “Termination Date”), subject to customary conditions.
The Company repaid an existing term loan with the proceeds from the Trinity Loan Agreement and Blanket Lien Draw. The monthly payment factors under the Trinity Loan Agreement and Blanket Lien Draw have a term of sixty (60) months and a rate factor of 0.022266. In connection with the Trinity Loan Agreement, the Company issued warrants to Lender to acquire 728,835 shares of the Company’s common stock at an exercise price of $4.87 per share.
On February 8, 2024, the Company paid off all obligations under the Blanket Lien Draw in the amount of $38,778, which includes principal, unpaid interest and legal fees, resulting in a loss on extinguishment of debt of $1,330 for the three months ended March 31, 2024.
On March 20, 2025, the Company made a draw of $25,000 under the Trinity Loan Agreement (the “March 2025 Draw”). This March 2025 Draw has a term of sixty (60) months and a rate factor of 0.022266.
As of March 31, 2025, there was $80,386 outstanding under the Trinity Loan Agreement, before unamortized discount and debt issuance and end of term costs of $2,168, of which $20,490 is classified as current installments of long-term borrowings in the Company’s condensed consolidated balance sheets, with the remainder classified as long-term borrowings, net, excluding current installments. As of March 31, 2025, the effective interest rate under the Trinity Loan Agreement was 15.8%. The Company is required to pay end of term charges of $700 and $250 upon repayment of the Effective Date Draw and the March 2025 Draw, respectively.

The future principal payments under the Trinity Loan Agreement as of March 31, 2025 were as follows:

2025 (for the remaining period)	$16,267
2026	17,691
2027	20,324
2028	18,401
2029	6,067
Thereafter	1,636
Total	$80,386
11.                     STOCKHOLDERS’ EQUITY
Preferred Stock
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
The common stock exchanged in the Preferred Stock Exchange were reacquired at no cost and held in treasury stock until they are reissued or retired. The fair value of the Preferred Stock issued was determined to be equal to the fair value of the common stock exchanged.
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
The Certificate of Designation also provides that for so long as any shares of Preferred Stock are outstanding, the Holders, voting exclusively and as a separate class, will be entitled to designate and elect at least one individual to serve on the Board as a director (a “Preferred Stock Director”). In the event the Board increases its size to more than 10 members, the Holders are entitled to designate and elect, voting exclusively and as a separate class, one or more additional Preferred Stock Directors in order to maintain the right to elect ten percent of the total number of authorized directorships, rounded up to the nearest whole number. The right to designate a Preferred Stock Director is nontransferable.
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
The Preferred Stock is not entitled to any scheduled dividend payments. Holders will be entitled to receive dividends on shares of Preferred Stock equal (on an as-if-converted-to-common-stock basis) to, and in the same form as dividends actually paid on, all or substantially all of the shares of common stock when, as and if such dividends (other than dividends in the form of common stock) are paid on shares of the common stock, subject to certain exceptions specified in the Certificate of Designation.

The Preferred Stock will have the right to vote on all matters submitted for a vote of the holders of the common stock, voting together as a single class with the common stock. Each Holder will be entitled to cast a number of votes per share equal to the number of shares of common stock into which a share of Preferred Stock is convertible. In addition, the Company may not, without the affirmative vote of the Holders of a majority of the then outstanding shares of Preferred Stock: (a) alter, amend or repeal any provision of the Company’s certificate of incorporation if it would alter or change the powers, preferences or special rights of the Preferred Stock so as to affect them adversely, (b) alter or amend the Certificate of Designation, or (c) increase the authorized number of shares of Preferred Stock or authorize the issuance of additional shares of Preferred Stock.
At-The-Market Offering
On March 11, 2025, the Company entered into an ATM Equity Offering Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc., Cantor Fitzgerald & Co., Stifel, Nicolaus & Company, Incorporated and TD Securities (USA) LLC (collectively, the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, shares of its common stock, par value $0.0001 per share (the “Shares”) having an aggregate offering price of up to $500,000 through the Sales Agents, acting as its agents, or directly to the Sales Agents, acting as principal (the “ATM Equity Offering”).
As of March 31, 2025, the Company had sold 4,858,839 shares of common stock and generating $92,806 in gross proceeds, before deducting $2,703 in underwriting discounts, commissions and other expenses.
12.                     STOCK-BASED COMPENSATION
Equity Incentive Plans
The Company has a single active equity incentive plan, the Rocket Lab 2021 Stock Option and Incentive Plan (the “2021 Plan”), with the objective of attracting and retaining available employees and directors by providing stock-based and other performance-based compensation. The Rocket Lab 2013 Stock Option and Grant Plan (the “2013 Plan”) was terminated, but outstanding awards granted thereunder remain governed by it. The 2021 Plan provides for the grant of equity awards to officers, employees, directors and other key employees as well as service providers which include incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards, restricted stock units or any combination of the foregoing any of which may be performance based, as determined by the Company’s Compensation Committee. An aggregate of 59,875,000 shares were initially reserved for the issuance of awards under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan automatically increases each January 1, beginning on January 1, 2022, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. The Company was authorized to issue up to 111,709,596 shares of common stock as equity awards to participants under the 2021 Plan as of March 31, 2025. There were 92,489,567 shares of common stock available for grant as of March 31, 2025.
Total stock-based compensation recorded in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2025 and 2024 consisted of the following:

	Three Months Ended March 31,
Stock-based compensation	2025	2024
Cost of revenues	$3,920	$3,503
Research and development, net	4,894	3,985
Selling, general and administrative	10,420	5,605
Total stock-based compensation expense	$19,234	$13,093
Options
Options issued to all optionees under the 2013 Plan vested over four years from the date of issuance (or earlier vesting start date, as determined by the board of directors) as follows: 25% on the first anniversary of date of grant and the remaining vest monthly over the remaining vesting term. All options had vested as of March 31, 2025.
Restricted Stock Units
During the three months ended March 31, 2025 and 2024, the Company granted 369,388 and 7,221,561 restricted stock units, respectively, to certain key employees pursuant to the 2021 Plan. The time-based service vesting condition is generally satisfied over periods of approximately four years as the employees provide service.
As of March 31, 2025, the total unrecognized compensation expense related to unvested performance-based restricted stock units granted under the 2013 Plan and 2021 Plan was $114,806 and will be recognized upon vesting.

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
No shares were issued under the 2021 ESPP during the three months ended March 31, 2025 and 2024. As of March 31, 2025, 20,183,297 shares remain available for issuance under the 2021 ESPP. Total ESPP stock-based compensation recorded in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024 was $1,574 and $939, respectively. As of March 31, 2025, the total unrecognized compensation expense related to the 2021 ESPP was $2,020 and will be recognized over the remaining offering period.
13.                     LEASES
The Company has operating and finance leases for properties, vehicles and equipment. The Company’s leases have remaining lease terms of less than one year to twenty-five years, some of which include options to extend the lease term, and some of which include options to terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.
As of March 31, 2025, there have been no material changes in the Company’s lease portfolio since December 31, 2024.
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
The provision for contract losses outstanding as of March 31, 2025, which primarily is related to the solar panel module agreement, was $6,235 included in other current liabilities in the Company’s condensed consolidated balance sheets.

15.                     INCOME TAXES
Income tax provision and the effective tax rate for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Benefit (provision) for income taxes	$813	$(5)
Effective tax rate	1.3%	(0.0)%
The tax provisions for the three months ended March 31, 2025 and 2024 were computed using the estimated effective tax rates projected to be applicable for domestic and international taxable jurisdictions for the full year as adjusted for discrete items arising during each quarter.
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
16.                     NET LOSS PER SHARE
Common Stock
The holder of each share of common stock has the right to one vote for each share and is entitled to notice of any stockholders’ meeting and to vote upon certain events.
Preferred Stock
The holder of the Preferred Stock has similar rights and characteristics to common stock and for the purposes of the calculation of earnings per share, the Preferred Stock is treated as common stock.
Earnings Per Share Calculation
Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during each period.
Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method and the if-converted method, whichever is more dilutive. Potentially dilutive shares are comprised of restricted stock units, stock options and shares underlying our convertible senior notes. For the three months ended March 31, 2025 and 2024, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive.
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Numerator
Net loss attributable to common stockholders-basic and diluted	$(60,616)	$(44,260)
Denominator
Weighted average common shares outstanding-basic and diluted	505,614,185	489,994,709
Net loss per share attributable to stockholders-basic and diluted	$(0.12)	$(0.09)

The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	March 31,
	2025	2024
Stock options and restricted stock units	26,372,525	29,772,128
Common stock warrants	—	728,835
Shares underlying our convertible senior notes	69,261,530	69,261,530
17.                     SEGMENTS
The Company’s Chief Operating Decision Maker reviews financial information presented based on a management approach for the purposes of making operating decisions, assessing financial performance and allocating resources. The Company manages its business primarily based upon two operating segments, launch services and space systems. Each of these operating segments represents a reportable segment. Launch Services provides launch and launch related services to customers on a dedicated mission or ride share basis. Space systems is predominately comprised of spacecraft components and spacecraft manufacturing. Although some of the Company’s contracts with customers contain elements of space systems and launch services, each reporting segment is managed separately to better align with customer’s needs and the Company’s growth plans. For contracts with customers that contain both space systems and launch services elements, revenues for each reporting segment are generally allocated based upon the overall costs incurred for each of the reporting segments in comparison to total overall costs of the contract. The following table shows information by reportable segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
	Launch Services	Space Systems	Launch Services	Space Systems
Revenues	$35,592	$86,977	$32,719	$60,048
Cost of revenues	28,375	58,947	24,312	44,281
Gross profit	$7,217	$28,030	$8,407	$15,767
The following table shows information by reportable segment by products and services for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
	Launch Services	Space Systems	Launch Services	Space Systems
Products:
Revenues	$—	$80,804	$—	$54,146
Cost of revenues	—	53,869	—	40,827
Gross profit	$—	$26,935	$—	$13,319

Services:
Revenues	$35,592	$6,173	$32,719	$5,902
Cost of revenues	28,375	5,078	24,312	3,454
Gross profit	$7,217	$1,095	$8,407	$2,448
Management does not regularly review either reporting segment’s total assets or operating expenses. This is because in general, the Company’s long-lived assets, facilities, and equipment are shared by each reporting segment.

18.                     RELATED PARTY TRANSACTIONS
On January 7, 2025, the Preferred Stock Exchange was consummated and the Company filed the Certificate of Designation with the Secretary of State of the State of Delaware, which became effective upon filing. At the Closing, the Company issued 50,951,250 shares of Preferred Stock to the Trust. See Note 11 for additional information on the Preferred Stock Exchange.
As of March 31, 2025 and December 31, 2024, there are no amounts due to or from related parties.
19.                     SUBSEQUENT EVENTS
On May 8, 2025, the Company announced the intent to implement a reorganization of its corporate legal structure by executing a tax-free merger of Rocket Lab USA, Inc. with and into Rocket Lab Merger Sub, Inc., a newly formed Delaware corporation that is a subsidiary of a newly formed Delaware corporation, Rocket Lab Corporation (“Rocket Lab Corporation”). As a result of the transaction, Rocket Lab Corporation will become the holding company for the Company and its subsidiaries and Rocket Lab Corporation will be the publicly traded entity.
Immediately after consummation of the transaction, Rocket Lab Corporation will have, on a consolidated basis, the same assets, businesses, operations, executive officers, officers and directors as the Company had immediately prior to the consummation of the transaction. Upon completion of the new structure, which we are targeting to occur prior to June 1, 2025, the Company’s common stock will continue trading on The Nasdaq Capital Market on an uninterrupted basis with no change to the ticker symbol “RKLB.” Existing shares of Rocket Lab will automatically convert on a one-for-one basis into shares of common stock of Rocket Lab Corporation. The transaction will be accomplished pursuant to Section 251(g) of the Delaware General Corporation Law and no action will be required by the Company’s stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. For additional context with which to understand our financial condition and results of operations, see the audited consolidated financial statements and accompanying notes contained therein as of December 31, 2024 and 2023 and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 27, 2025. Certain amounts may not foot due to rounding. Certain information in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described under the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A. “Risk Factors” included in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 27, 2025. We assume no obligation to update any of these forward-looking statements. Actual results may differ materially from those contained in any forward-looking statements.
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
Electron is our orbital small launch vehicle that was designed from the ground up to accommodate a high launch rate business model to meet the growing and dynamic needs of our customers for small launch services. Since its maiden launch in 2017, Electron has become the leading small spacecraft launch vehicle delivering over 200 spacecraft to orbit for government and commercial customers across 59 successful missions through March 31, 2025. In 2024, Electron was the second most frequently orbital launched rocket by companies operating in the United States and the second most frequent orbital launcher globally. Our launch services program has seen us develop many industry-leading innovations, including 3D printed electric turbo-pump rocket engines, fully carbon composite first stage fuel tanks, a private orbital launch complex, a rocket stage that can be configured to convert into a highly capable spacecraft on orbit, and the potential ability to successfully recover a stage from space, providing a path to reusability.
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
Recent Developments
Impact of Tariffs
Beginning in early April 2025, there has been a significant shift in U.S. trade policy, characterized by increased tariffs and the introduction of new tariffs that could affect our supply chain and business operations. While much of our production is completed in the U.S. and many of our suppliers are located within and source their supply from within the U.S., we obtain some of our supplies from sources outside of the U.S. and certain of our consolidated subsidiaries are headquartered outside of the U.S. as well. Although some of these tariffs have been temporarily suspended or reduced, certain tariffs remain in effect, and some may be reinstated following the temporary suspension period currently articulated by the U.S., and as such tariffs could have a material adverse impact on our business, our results of operations and our cash flow. The extent of the impact of these tariffs will depend on various factors, including the specific products affected, the duration and amount of the tariffs the rates imposed by the U.S. and any reciprocal tariffs implemented by countries in which we operate or source goods, and our ability to manage increased costs. While we plan to implement measures to mitigate the effects of tariffs and other trade policy changes, such as negotiating with suppliers, adjusting our supply chain, and exploring cost-saving initiatives, our capacity to do so may be constrained by operational and supply chain limitations, particularly in the short term. To date, our business has not been materially impacted by this shift in U.S. trade policy and, to the extent we are able, we plan to continue to implement strategies to mitigate any potential impact of any new or ongoing tariffs or further shifts in U.S. trade policy.
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

Ability to sell additional launch services, space systems service and spacecraft components to new and existing customers
Our results will be impacted by our ability to sell our launch services, space systems services, and spacecraft components to new and existing customers. We have successfully launched Electron 59 times delivering over 200 spacecraft to orbit, including one suborbital launch, through March 31, 2025. We have flight hardware and spacecraft that have flown on over 1,800 missions, including legacy missions enabled by Sinclair Interplanetary (acquired April 2020), Advanced Solutions, Incorporated (acquired October 2021), Planetary Systems Corporation (acquired November 2021) and SolAero Technologies Corp. (acquired January 2022). Our growth opportunity is dependent on our ability to expand our addressable launch services market with larger volumetric and higher mass payload capabilities of our in-development medium-capacity Neutron launch vehicle, which will address large commercial and government constellation launch opportunities. Our growth opportunity is also dependent on our ability to win spacecraft constellation missions and expand our portfolio of strategic spacecraft components. Our ability to sell additional products to existing customers is a key part of our success, as follow-on purchases indicate customer satisfaction and decrease the likelihood of competitive substitution. To sell additional products and services to new and existing customers, we will need to continue to invest significant resources in our products and services.
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
Launch Vehicle Build-Rate and Launch Cadence
We built approximately 12 Electron launch vehicles in 2022, approximately 11 Electron launch vehicles in 2023 and approximately 14 Electron launch vehicles in 2024. We built approximately 6 Electron launch vehicles through the three months ended March 31, 2025. We launched nine Electron vehicles in 2022, ten Electron vehicles in 2023 and 16 Electron vehicles in 2024. We have launched five Electron vehicles through the three months ended March 31, 2025. Growth rates between launches and total launch service revenue are not perfectly correlated because our total revenue is affected by other variables, such as the revenue per launch, which can vary considerably based on factors such as unique orbit and insertion requirements, payload handling needs, launch location, time sensitivity of mission completion and other factors.
Revenue Growth
Three Months Ended March 31, 2025 and 2024
We generated $122.6 million and $92.8 million in revenue for the three months ended March 31, 2025 and 2024, respectively, representing a year-on-year increase in revenue of approximately 32%. This year-on-year increase resulted from space systems revenue growth of $26.9 million, primarily driven by satellite manufacturing, and an increase in launch revenue of $2.9 million. Launch revenue growth was due to a higher launch cadence with five Electron launch missions completed in the three months ended March 31, 2025, versus four launch missions completed in the three months ended March 31, 2024, partially offset by a lower revenue per launch.

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
Three Months Ended March 31, 2025 and 2024
In the three months ended March 31, 2025 and 2024, our revenue value per launch was $7.1 million and $8.2 million, respectively. Meanwhile, cost per launch for the three months ended March 31, 2025 and 2024 was $5.7 million and $6.1 million, respectively. Revenue and cost per launch can fluctuate depending on customer mix and mission type.
Backlog
Backlog represents future revenues that we would recognize in connection with the completion of all contracts and purchase orders that have been entered into by our customers but have not yet been fulfilled, excluding any customer options for future products or services that have not yet been exercised. Contracts for launch services and spacecraft builds typically include termination rights that may be exercised by customers upon advanced notice and payment of a specified termination fee. Our backlog remained virtually unchanged from $1,067.0 million as of December 31, 2024 to $1,066.9 million as of March 31, 2025, of which $644.8 million is related to space systems and $422.1 million is related to launch services. The slight change was a result of recognizing revenue on contracts during the period, offset by continued bookings during the period.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table sets forth our consolidated statements of operations information and data as a percentage of revenue for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,
	2025		2024
	$	%	$	%
Revenues	$122,569	100.0%	$92,767	100.0%
Cost of revenues	87,322	71.2%	68,593	73.9%
Gross profit	35,247	28.8%	24,174	26.1%
Operating expenses:
Research and development, net	55,109	45.0%	38,504	41.5%
Selling, general and administrative	39,326	32.1%	28,749	31.0%
Total operating expenses	94,435	77.1%	67,253	72.5%
Operating loss	(59,188)	(48.3)%	(43,079)	(46.4)%
Other income (expense):
Interest expense, net	(2,586)	(2.1)%	(898)	(1.0)%
(Loss) gain on foreign exchange	(134)	(0.1)%	311	0.3%
Other income (expense), net	479	0.4%	(589)	(0.6%)
Total other expense, net	(2,241)	(1.8%)	(1,176)	(1.3%)
Loss before income taxes	(61,429)	(50.1)%	(44,255)	(47.7)%
Benefit (provision) for income taxes	813	0.7%	(5)	—%
Net loss	$(60,616)	(49.4)%	$(44,260)	(47.7)%

Revenues

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Revenues	$122,569	$92,767	$29,802	32%
Revenue increased by $29.8 million, or 32%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Space systems revenue was $87.0 million for the three months ended March 31, 2025, an increase of $26.9 million, or 45%, primarily due to spacecraft manufacturing growth. Launch Services revenue was $35.6 million for the three months ended March 31, 2025, an increase of $2.9 million, or 9%, primarily due to a higher launch cadence with five Electron launch missions completed in the three months ended March 31, 2025, versus four launch missions completed in the three months ended March 31, 2024, partially offset by a lower revenue per launch in the three months ended March 31, 2025.
Cost of Revenues

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Cost of revenues	$87,322	$68,593	$18,729	27%
Cost of revenues increased by $18.7 million, or 27%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Space systems cost of revenue was $58.9 million for the three months ended March 31, 2025, an increase of $14.7 million, or 33%, primarily due to spacecraft manufacturing growth. Launch Services cost of revenues was $28.4 million in the three months ended March 31, 2025, an increase of $4.1 million, or 17%, primarily due to a higher cadence.
Research and Development, Net

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Research and development, net	$55,109	$38,504	$16,605	43%
Research and development expense increased by $16.6 million, or 43%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to Neutron development progress, increased staff and staff related expenses as a result of hiring and prototype spend focused on expanding our spacecraft and spacecraft components product portfolio.
Selling, General and Administrative

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Selling, general and administrative	$39,326	$28,749	$10,577	37%
Selling, general and administrative expense increased by $10.6 million, or 37%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to increased staff and staff related expenses to support revenue growth.
Interest Expense, Net

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Interest expense, net	$(2,586)	$(898)	$(1,688)	188%
Interest expense, net of interest income increased by $1.7 million, or 188%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to an increase of interest expense from our convertible senior notes and a reduced balance in interest-bearing accounts.

(Loss) Gain on Foreign Exchange

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change
(Loss) gain on foreign exchange	$(134)	$311	$(445)	(143%)
Loss on foreign exchange increased by $0.4 million, or 143%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to fluctuations on the foreign exchange rates of the New Zealand Dollar and Canadian Dollar as compared to the U.S. Dollar.
Other Income (Expense), Net

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Other income (expense), net	$479	$(589)	$1,068	(181%)
Other income increased by $1.1 million, or 181%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to a loss on extinguishment of debt for the three months ended March 31, 2024.
Benefit (Provision) for Income Taxes

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Benefit (provision) for income taxes	$813	$(5)	$818	(16,360)%
We recorded income tax benefit of $0.8 million for the three months ended March 31, 2025 and income tax expense of $0.0 million for the three months ended March 31, 2024. The effective tax rate was 1.3% for the three months ended March 31, 2025, compared to (0.0)% for the three months ended March 31, 2024. The effective tax rate differs from the federal statutory rate due primarily to a full valuation allowance against our U.S. deferred tax assets.
Liquidity and Capital Resources
Since inception, we have funded our operations with proceeds from sales of our capital stock, convertible senior notes, term note debt, equipment financing, research and development grant proceeds, and cash flows from the sale of our products and services. As of March 31, 2025, we had $303.1 million of cash and cash equivalents and $209.2 million of marketable securities. Our primary requirements for liquidity and capital are for investment in new products and technologies, the expansion of existing manufacturing facilities, working capital, debt service, acquisitions of complementary businesses, products or technologies and general corporate needs. Historically, these cash requirements have been met through the net proceeds we received through private sales of equity securities and convertible senior notes, borrowings under our credit and equipment financing facilities, net proceeds received in our business combination, net proceeds received from our ATM Equity Offering and payments received from customers.
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
Material Cash Requirements
As of March 31, 2025, we had outstanding $435.4 million in aggregate principal amount of indebtedness under our convertible senior notes and equipment financing agreement, of which $20.5 million was scheduled to become due in the following twelve months. As of March 31, 2025, our total minimum lease payments was $100.1 million, of which $11.0 million is due in the following twelve months. For details regarding our indebtedness and lease obligations at March 31, 2025, refer to Note 10, Loan Agreements, and Note 13, Leases, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Our capital expenditures for the three months ended March 31, 2025 were $28.7 million. Our future capital requirements will depend on many factors, including our launch cadence, traction in the market with our space systems offerings, the expansion of sales and marketing activities, the timing and extent of spending to support product development efforts, the introduction of new and enhanced products, the continuing market adoption of our products, the timing and extent of additional capital expenditures to invest in existing and new office spaces and the number of acquisitions of complementary businesses, products or technologies we pursue, if any. We may be required to seek additional equity or debt financing or we may choose to take advantage of opportunistic capital raising or financing transactions primarily for the purposes noted above. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued product innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.
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
Indebtedness
As of March 31, 2025, there was $355.0 million outstanding under our 4.250% Convertible Senior Notes due 2029, before unamortized discount and debt issuance costs of $9.1 million. In addition, as of March 31, 2025, there was $80.4 million outstanding under the Trinity Loan Agreement, before unamortized discount and debt issuance and end of term costs of $2.2 million.
See Note 10 of Item 1 for additional information on our outstanding loan agreements.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(54,225)	$(2,588)
Investing activities	(28,601)	(52,256)
Financing activities	115,503	258,707
Effect of exchange rate changes	272	(519)
Net increase in cash, cash equivalents, and restricted cash	$32,949	$203,344
Cash Flows from Operating Activities
Net cash used in operating activities was $54.2 million for the three months ended March 31, 2025 and consisted of $60.6 million in net loss, $29.2 million in non-cash activities and $22.8 million in cash used by operating assets and liabilities. Included in the non-cash activities are $19.2 million in stock-based compensation expense and $8.7 million in depreciation and amortization. Included in the cash used by operating assets and liabilities are $9.6 million in prepaids and other current assets, $9.3 million in contract liabilities, $6.3 million in inventories, offset by cash provided in operating assets and liabilities including $9.8 million in trade payables.
Cash Flows from Investing Activities
Cash used in investing activities for the three months ended March 31, 2025 of $28.6 million was primarily driven by $28.7 million of capital equipment and infrastructure investments.

Cash Flows from Financing Activities
Cash provided by financing activities for the three months ended March 31, 2025 of $115.5 million was primarily related to $90.7 million of net proceeds from the issuance of common stock under the ATM Equity Offering and $24.7 million of net proceeds from a draw under the Trinity Loan Agreement.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates as disclosed in our audited financial statements included in our Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 27, 2025.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange rates and interest rates and inflation. In addition, we are subject to broader market risk that is created by the global market disruptions and uncertainties resulting from macroeconomic challenges, geopolitical events, tariffs, trade and other international disputes.
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
Interest Rate Risk
As of March 31, 2025, we had cash and cash equivalents of $303.1 million, comprised primarily of operating accounts and money market instruments and $209.2 million invested in marketable securities, comprised of commercial paper, corporate debt securities, bank certificates of deposit, U.S. Treasury bills and notes and asset backed securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
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
As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.
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
Item 1A. Risk Factors
Other than as noted below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 27, 2025.
Changes in trade policies, including tariffs, could cause adverse impacts to our business.
Beginning in April 2025, we observed a significant shift in U.S. trade policy, with increased tariffs and the imposition of new tariffs that could impact our supply chain and our business. Even though our suppliers are primarily domestic, we rely on some imported materials, components, or finished goods, and if tariffs increase, our supply chain costs may rise, adversely affecting our business, results of operations and cash flows. We also operate businesses in Canada and New Zealand, which support our domestic business, which increases our potential exposure to the impact of any tariff.
While certain of such tariffs have been temporarily paused as currently articulated by the U.S. government, any further changes in trade policies, such as new tariffs, increases in tariffs, imposition of previously paused tariffs or reactionary measures including retaliatory tariffs, legal challenges, or currency manipulation, could adversely impact us. Additionally, retaliatory measures, or prolonged uncertainty in trade relationships could result in supply chain disruptions, delayed shipments, or increased operational complexity, which could also adversely affect our business, results of operations and cash flows. While we intend to take steps to mitigate any impacts of tariffs or other impacts resulting from changes in trade policy, our ability to do so may be limited by operational and supply chain constraints, especially in the short term.
Item 2. Recent Sales of Unregistered Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Insider Trading Arrangements
During the three months ended March 31, 2025, a director of the Company entered into Rule 10b5-1 trading plan (a “Rule 10b5-1 Trading Plan”) to sell shares of the Company’s common stock subject to any applicable volume limitations.
The table below provides certain information regarding such director’s Rule 10b5-1 Trading Plan.

Name	Title	Plan Date	Earliest Selling Start Date	Maximum Shares That May Be Sold Under the Plan	Plan Expiration Date
Merline Saintil	Director	March 20, 2025	June 19, 2025	12,706	December 31, 2025
In addition, on March 10, 2025, Adam Spice, the Company’s Chief Financial Officer, terminated a Rule 10b5-1 trading plan that had provided for the potential sale of 2,377,078 shares of the Company’s stock commencing March 13, 2025. Following the termination, no remaining shares can be sold pursuant to the Plan.
Item 6. Exhibits

Exhibit Number	Description

3.1
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
_____________________________________
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

ROCKET LAB USA, INC.

May 8, 2025	By:	/s/ Peter Beck

Peter Beck
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

May 8, 2025	By:	/s/ Adam Spice

Adam Spice
Chief Financial Officer
(Principal Financial and Accounting Officer)