Form 10-Q
period 2025-06-30
Rocket Lab Corp
filed 2025-08-07
CIK 1819994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________to
Commission File Number: 001-39560
_________________________________________________________
ROCKET LAB CORPORATION
(Exact Name of Registrant as Specified in its Charter)
_________________________________________________________

Delaware	39-2182599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3881 McGowen Street Long Beach, California	90808
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (714) 465-5737
_________________________________________________________
Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RKLB	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2025, the registrant had 479,355,713 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws. The information included in this Quarterly Report on Form 10-Q has been provided by us and our management, and such forward-looking statements include statements relating to the expectations, hopes, beliefs, intentions or strategies regarding the future of Rocket Lab Corporation (the “Company”) and its management team. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “could,” “expect,” “intends,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on Rocket Lab. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described below and under the heading “Risk Factors.”
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
•the inability to comply with, and costs associated with complying, any applicable regulations, and specifically, United States (“U.S.”) government contract regulations, which could result in loss of contract opportunities, contract modifications or termination, assessment of penalties and fines, and suspension or debarment from U.S. government contracting or subcontracting;
•success in retaining or recruiting, or changes required in, officers, key employees or directors, and our ability to attract and retain key personnel, including Sir Peter Beck, our President, Chief Executive Officer and Chairman;
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
•global inflation and interest rates;
•impacts of the wars in Ukraine, Israel, Iran or other global conflicts;
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
You should also note that we may announce material business and financial information to our investors using our website (including at https://investors.rocketlabcorp.com), filings with the SEC, webcasts, press releases, and conference calls. We use these mediums, as well as our official corporate accounts on social media outlets such as X (formerly Twitter), Facebook, LinkedIn, Instagram, Bluesky and YouTube, to broadcast our launches and other significant events, and to communicate with the public about our company, our products, and other matters. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website and through our other official social media channels. The information contained on, or that can be accessed through, our website or our social media channels is not a part of this Quarterly Report on Form 10-Q.
Unless the context requires otherwise, references in this Quarterly Report to “Rocket Lab,” “Company,” “we,” “us” and “our” refer to Rocket Lab Corporation and our subsidiaries.

ROCKET LAB CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2025

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ROCKET LAB CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2025 AND DECEMBER 31, 2024
(unaudited; in thousands, except share and per share values)

	June 30, 2025 (unaudited)	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$564,081	$271,042
Marketable securities, current	124,055	147,948
Accounts receivable, net	61,783	36,440
Contract assets	51,922	63,108
Inventories	130,232	119,074
Prepaids and other current assets	74,011	55,009
Total current assets	1,006,084	692,621
Non-current assets:
Property, plant and equipment, net	249,770	194,838
Intangible assets, net	53,922	58,637
Goodwill	71,020	71,020
Right-of-use assets - operating leases	70,664	53,664
Right-of-use assets - finance leases	14,147	14,396
Marketable securities, non-current	61,163	60,686
Restricted cash	4,907	4,260
Deferred income tax assets, net	2,097	3,010
Other non-current assets	19,459	31,210
Total assets	$1,553,233	$1,184,342
Liabilities and Stockholders’ Equity
Current liabilities:
Trade payables	$71,005	$53,059
Accrued expenses	23,200	19,460
Employee benefits payable	23,888	20,847
Contract liabilities	223,432	216,160
Current installments of long-term borrowings	16,503	12,045
Other current liabilities	18,425	17,954
Total current liabilities	376,453	339,525
Non-current liabilities:
Convertible senior notes, net	346,466	345,392
Long-term borrowings, net, excluding current installments	53,720	44,049
Non-current operating lease liabilities	66,626	51,965
Non-current finance lease liabilities	14,820	14,970
Deferred tax liabilities	1,183	891
Other non-current liabilities	5,480	5,097
Total liabilities	864,748	801,889
COMMITMENTS AND CONTINGENCIES (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares: 100,000,000; issued and outstanding shares: 45,951,250 and 0 at June 30, 2025 and December 31, 2024, respectively	5	—
Common stock, $0.0001 par value; authorized shares: 2,500,000,000; issued shares: 525,277,899 and 504,453,785 at June 30, 2025 and December 31, 2024, respectively; outstanding shares: 479,326,649 and 504,453,785 at June 30, 2025 and December 31, 2024, respectively	48	50
Treasury stock, at cost; shares: 45,951,250 and 0 at June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	1,628,458	1,198,909
Accumulated deficit	(940,731)	(813,701)
Accumulated other comprehensive income (loss)	705	(2,805)
Total stockholders’ equity	688,485	382,453
Total liabilities and stockholders’ equity	$1,553,233	$1,184,342
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Product revenues	$92,725	$72,283	$173,529	$126,429
Service revenues	51,773	33,968	93,538	72,589
Total revenues	144,498	106,251	267,067	199,018
Cost of revenues:
Cost of product revenues	61,692	53,940	115,561	94,767
Cost of service revenues	36,418	25,149	69,871	52,915
Total cost of revenues	98,110	79,089	185,432	147,682
Gross profit	46,388	27,162	81,635	51,336
Operating expenses:
Research and development, net	66,134	39,912	121,243	78,416
Selling, general and administrative	39,893	30,524	79,219	59,273
Total operating expenses	106,027	70,436	200,462	137,689
Operating loss	(59,639)	(43,274)	(118,827)	(86,353)
Other income (expense):
Interest expense, net	(2,371)	(824)	(4,957)	(1,722)
(Loss) gain on foreign exchange	(489)	(286)	(623)	25
Other (expense) income, net	(977)	1,893	(498)	1,304
Total other (expense) income, net	(3,837)	783	(6,078)	(393)
Loss before income taxes	(63,476)	(42,491)	(124,905)	(86,746)
(Provision) benefit for income taxes	(2,938)	860	(2,125)	855
Net loss	$(66,414)	$(41,631)	$(127,030)	$(85,891)
Other comprehensive loss, net of tax:
Foreign currency translation gain (loss)	3,095	1,006	3,471	(2,069)
Unrealized (loss) gain on available-for-sale marketable securities	(20)	20	39	(243)
Comprehensive loss	$(63,339)	$(40,605)	$(123,520)	$(88,203)
Net loss per share attributable to Rocket Lab Corporation:
Basic and diluted	$(0.13)	$(0.08)	$(0.25)	$(0.17)
Weighted-average common shares outstanding:
Basic and diluted	515,086,631	494,190,708	510,376,584	492,092,709
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB CORPORATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(unaudited; in thousands, except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount				Total
December 31, 2024	—	$—	504,453,785	$50	—	$—	$1,198,909	$(813,701)	$(2,805)	$382,453
Net loss	—	—	—	—	—	—	—	(60,616)	—	(60,616)
Issuance of common stock under equity plans	—	—	2,179,607	—	—	—	48	—	—	48
Stock-based compensation	—	—	—	—	—	—	18,871	—	—	18,871
Issuance of common stock under ATM Equity Offering, net of issuance costs	—	—	4,858,839	1	—	—	90,102	—	—	90,103
Preferred Stock Exchange	50,951,250	5	—	(5)	(50,951,250)	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	435	435
March 31, 2025	50,951,250	5	511,492,231	46	(50,951,250)	—	1,307,930	(874,317)	(2,370)	431,294
Net loss	—	—	—	—	—	—	—	(66,414)	—	(66,414)
Issuance of common stock under equity plans	—	—	3,502,374	1	—	—	4,862	—	—	4,863
Stock-based compensation	—	—	—	—	—	—	18,707	—	—	18,707
Issuance of common stock under ATM Equity Offering, net of issuance costs	—	—	10,283,294	1	—	—	296,959	—	—	296,960
Preferred Stock conversion	(5,000,000)	—	—	—	5,000,000	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	3,075	3,075
June 30, 2025	45,951,250	$5	525,277,899	$48	(45,951,250)	$—	$1,628,458	$(940,731)	$705	$688,485

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount				Total
December 31, 2023	—	$—	488,923,055	$49	—	$—	$1,176,484	$(623,526)	$1,537	$554,544
Net loss	—	—	—	—	—	—	—	(44,260)	—	(44,260)
Issuance of common stock under equity plans	—	—	3,747,661	—	—	—	943	—	—	943
Stock-based compensation	—	—	—	—	—	—	14,225	—	—	14,225
Purchase of capped calls	—	—	—	—	—	—	(43,168)	—	—	(43,168)
Other comprehensive loss	—	—	—	—	—	—	—	—	(3,338)	(3,338)
March 31, 2024	—	—	492,670,716	49	—	—	1,148,484	(667,786)	(1,801)	478,946
Net loss	—	—	—	—	—	—	—	(41,631)	—	(41,631)
Issuance of common stock under equity plans	—	—	3,639,159	1	—	—	2,844	—	—	2,845
Stock-based compensation	—	—	—	—	—	—	13,156	—	—	13,156
Issuance of common stock for acquisition	—	—	190,974	—	—	—	838	—	—	838
Other comprehensive income	—	—	—	—	—	—	—	—	1,026	1,026
June 30, 2024	—	$—	496,500,849	$50	—	$—	$1,165,322	$(709,417)	$(775)	$455,180
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(unaudited; in thousands)

	For the Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(127,030)	$(85,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,465	16,421
Stock-based compensation expense	37,167	27,048
Loss (gain) on disposal of assets	1,503	(1,192)
Loss on extinguishment of long-term debt	—	1,330
Amortization of debt issuance costs and discount	1,691	1,454
Noncash lease expense	3,565	2,959
Change in the fair value of contingent consideration	—	(218)
Accretion of marketable securities purchased at a discount	(1,099)	(1,605)
Deferred income taxes	1,454	2,000
Changes in operating assets and liabilities:
Accounts receivable, net	(25,317)	(15,420)
Contract assets	11,193	(5,793)
Inventories	(11,513)	2,530
Prepaids and other current assets	(18,037)	(4,638)
Other non-current assets	11,879	(5,289)
Trade payables	11,149	(1,930)
Accrued expenses	4,024	6,566
Employee benefits payables	3,289	(1,064)
Contract liabilities	7,217	44,718
Other current liabilities	98	4,222
Non-current lease liabilities	(6,547)	(2,860)
Other non-current liabilities	382	1,064
Net cash used in operating activities	(77,467)	(15,588)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and software	(60,719)	(34,521)
Proceeds on disposal of assets, net	144	10,815
Purchases of marketable securities	(128,325)	(113,274)
Maturities of marketable securities	149,495	73,883
Sale of marketable securities	3,383	—
Net cash used in investing activities	(36,022)	(63,097)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ATM Equity Offering	396,647	—
Issuance costs related to ATM Equity Offering	(9,496)	—
Proceeds from the exercise of stock options	379	1,159
Proceeds from Employee Stock Purchase Plan	4,836	2,665
Proceeds from sale of employees restricted stock units to cover taxes	40,715	9,270
Minimum tax withholding paid on behalf of employees for restricted stock units	(40,421)	(9,479)
Purchase of capped calls related to issuance of convertible senior notes	—	(43,168)
Proceeds from issuance of convertible senior notes	—	355,000
Proceeds from secured term loan	25,000	—
Repayments on secured term loan	(11,208)	(45,822)
Payment of debt issuance costs	(278)	(12,205)
Finance lease principal payments	(126)	(477)
Net cash provided by financing activities	406,048	256,943
Effect of exchange rate changes on cash and cash equivalents	1,127	(141)
Net increase in cash and cash equivalents and restricted cash	293,686	178,117
Cash and cash equivalents, and restricted cash, beginning of period	275,302	166,434
Cash and cash equivalents, and restricted cash, end of period	$568,988	$344,551
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$12,299	$4,588
Cash paid for income taxes	428	403
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unpaid purchases of property, equipment and software	14,009	2,306
Right-of-use assets obtained in exchange for new operating lease liabilities	19,602	—
Issuance of common stock for payment of accrued bonus	1,798	1,795
Accrued issuance costs in connection with ATM Equity Offering	88	—
Common stock issued in acquisition, at fair value	—	838
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2025 AND DECEMBER 31, 2024 AND FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(unaudited; in thousands, except share and per share data)
1.DESCRIPTION OF THE BUSINESS
Rocket Lab Corporation (“Rocket Lab” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) is an end-to-end space company with an established track record of mission success headquartered in Long Beach, California and is the parent company for several wholly owned operating subsidiaries located in the United States, New Zealand, Canada and Australia. We deliver reliable launch services, spacecraft design services, spacecraft components, spacecraft manufacturing and other spacecraft and on-orbit management solutions that make it faster, easier and more affordable to access space. We operate one of the only private orbital launch ranges in the world, located in Mahia, New Zealand, enabling a unique degree of operational flexibility and control of customer launch manifests and mission assurance. While our business has historically been centered on the development of small-class launch vehicles and related sale of launch services, we are currently innovating in the areas of medium-class launch vehicles and launch services, space systems design and manufacturing, on-orbit management solutions, and space data applications.
Merger and Consummation of Holding Company Reorganization
On May 8, 2025, Rocket Lab USA, Inc., a Delaware corporation (“Rocket Lab USA”), announced plans to implement a holding company reorganization (the “Reorganization”). On May 23, 2025, Rocket Lab USA implemented the Reorganization pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated as of May 23, 2025, among Rocket Lab USA, Rocket Lab and Rocket Lab Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of Rocket Lab (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Rocket Lab USA, with Rocket Lab USA continuing as the surviving corporation and a wholly owned subsidiary of Rocket Lab (the “Merger”). Following the Merger, Rocket Lab became the successor issuer to Rocket Lab USA.
2.SIGNIFICANT ACCOUNTING POLICIES
Principals of Consolidation and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting standards generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the SEC for interim financial information and include the accounts of Rocket Lab Corporation and its wholly owned subsidiaries after elimination of intercompany accounts and transactions. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. The Reorganization was accounted for as a reorganization of entities under common control, and as such, the consolidated financial statements reflect the Reorganization as if it had occurred at the beginning of the earliest period presented. These condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025, or for any other interim period or for any other future year.
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

Other Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2025, except for an update of an accounting policy with respect to Revenue Recognition. Refer to Note 2 - Significant Accounting Policies disclosed in the “Notes to Consolidated Financial Statements” in the Company’s Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 27, 2025, as amended by Form 10-K/A filed with the SEC on April 30, 2025.
Revenue Recognition
Generally, launch services revenue is recognized at a point-in-time when control transfers upon intentional ignition of the launch or where successful delivery milestones are applicable, such as upon delivery of the spacecraft to the specified orbit. However, launch services revenue is recognized over-time when it is determined that there is no alternative use for a launch vehicle, due to significant economic losses to direct the asset for another use or contractual limitations, and the Company has an enforceable right to payment for the services performed to date including a reasonable profit.
For launch service revenue recognized over-time, the Company uses an input method, based on costs incurred relative to total estimated costs at completion, to estimate the percentage of completion. The estimation requires judgment and is subject to many variables including but not limited to actual progress and costs incurred, labor productivity, changes in cost and availability of materials.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, further disaggregated out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received, disaggregated by federal, state/local, and foreign jurisdictions, and further by individual jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in ASU 2023-09 prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to present the pre-ASU 2023-09 disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company is currently assessing the potential impact of adopting ASU 2023-09 on its financial statements.
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
3.REVENUES
The following table provides information about revenue by recognition model during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025			2024
Revenues by recognition model	Launch Services	Space Systems	Total	Launch Services	Space Systems	Total
Point-in-time	$39,256	$31,070	$70,326	$29,319	$16,534	$45,853
Over-time	7,390	66,782	74,172	38	60,360	60,398
Total revenue by recognition model	$46,646	$97,852	$144,498	$29,357	$76,894	$106,251

	Six Months Ended June 30,
	2025			2024
Revenues by recognition model	Launch Services	Space Systems	Total	Launch Services	Space Systems	Total
Point-in-time	$74,731	$50,334	$125,065	$62,038	$27,924	$89,962
Over-time	7,507	134,495	142,002	38	109,018	109,056
Total revenue by recognition model	$82,238	$184,829	$267,067	$62,076	$136,942	$199,018
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
The following table presents the balances related to enforceable contracts as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Contract balances
Accounts receivable, net	$61,783	$36,440
Contract assets	51,922	63,108
Contract liabilities	(223,432)	(216,160)
Changes in contract liabilities for the three months ended June 30, 2025 were as follows:

Contract liabilities, at March 31, 2025	$206,867
Customer advances received or billed, net	105,777
Recognition of unearned revenue	(89,212)
Contract liabilities, at June 30, 2025	$223,432
Changes in contract liabilities for the six months ended June 30, 2025 were as follows:

Contract liabilities, at December 31, 2024	$216,160
Customer advances received or billed, net	138,865
Recognition of unearned revenue	(131,593)
Contract liabilities, at June 30, 2025	$223,432
The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.
The net amount of revenue recognized in the aggregate from changes in the transaction price or estimated costs to complete associated with performance obligations satisfied in prior years during the three and six months ended June 30, 2025 and 2024 was not material. However, during the three months ended June 30, 2025, the Company recorded a downward adjustment to revenue of $6,421 related to an individual contract. This cumulative catch-up adjustment resulted from a change in the estimated costs to complete the contract.
Backlog
The Company’s backlog represents the estimated transaction prices on performance obligations to the Company’s customers for which work remains to be performed. The amount of backlog increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of backlog when an enforceable agreement has been reached. Remaining backlog totaled $995,410 as of June 30, 2025, of which approximately 58% is expected to be recognized within 12 months, with the remaining 42% to be recognized beyond 12 months.

Concentration of Credit Risk and Significant Customers
As of June 30, 2025, the Company’s customers that accounted for 10% or more of the total accounts receivable, net, were as follows:

June 30, 2025
Commercial customer	12%
Dynetics, Inc.	11%
For the six months ended June 30, 2025, the Company’s customer that accounted for 10% or more of the total revenue, was:

Six Months Ended June 30, 2025
Government customer	27%
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
As of June 30, 2025 and December 31, 2024, the Company had $8,700 and $4,200 customer financing receivable in prepaids and other currents assets, respectively and $14,704 and $15,567 customer financing receivable in other non-current assets, respectively, on the condensed consolidated balance sheets. Customer financing interest income for the three and six months ended June 30, 2025 was $497 and $877, respectively. Customer financing interest income for the three and six months ended June 30, 2024 was $229 and $481, respectively.
On July 11, 2025, the Company received a full payoff of $7,489 and terminated the subordinated loan and security agreement with one of the commercial customers.

4.CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES
Cash and cash equivalents and marketable securities consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$564,081	$271,042
Marketable securities, current	124,055	147,948
Marketable securities, non-current	61,163	60,686
Total cash and cash equivalents and marketable securities	$749,299	$479,676
As of June 30, 2025, cash equivalents and marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market accounts	$474,463	$—	$—	$474,463	$474,463	$—
Certificates of deposit	15,163	7	(1)	15,169	—	15,169
Commercial paper	13,481	2	(1)	13,482	5,979	7,503
Corporate debt securities	95,135	115	(11)	95,239	—	95,239
Yankee bonds	3,208	4	(1)	3,211	—	3,211
U.S. Treasury securities	39,240	22	(16)	39,246	9,991	29,255
Mortgage- and asset-backed securities	34,744	97	—	34,841	—	34,841
Total	$675,434	$247	$(30)	$675,651	$490,433	$185,218
The following table presents the Company’s marketable securities with unrealized losses by investment category and the length of time the marketable securities have been in a continuous loss position as of June 30, 2025:

	In Loss Position for Less than 12 Months
	Fair Value	Unrealized Losses
Certificates of deposit	$2,499	$(1)
Commercial paper	5,979	(1)
Corporate debt securities	12,466	(11)
Yankee bonds	2,724	(1)
U.S. Treasury securities	10,639	(16)
Total	$34,307	$(30)
The Company has not observed a significant deterioration in credit quality of these securities, which are highly rated with moderate to low credit risk. Declines in value are largely attributable to current global economic conditions. The securities continue to make timely principal and interest payments, and the fair values are expected to recover as they approach maturity. The Company does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell the securities, before the respective recoveries of their amortized cost bases, which may be maturity. As of June 30, 2025, the Company had not recognized an allowance for credit losses on any marketable securities in an unrealized loss position.
The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of June 30, 2025:

	Amortized Cost	Fair Value
Due within one year	$614,394	$614,488
Due within one to two years	61,040	61,163
Total	$675,434	$675,651

5.FAIR VALUE OF FINANCIAL INSTRUMENTS
As of June 30, 2025 and December 31, 2024 the following financial assets and liabilities are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$474,463	$—	$—	$474,463
U.S. Treasury securities	9,991	—	—	9,991
Commercial paper	—	5,979	—	5,979
Marketable securities, current:
Certificates of deposit	—	15,169	—	15,169
Commercial paper	—	7,503	—	7,503
Corporate debt securities	—	79,642	—	79,642
Yankee bonds	—	3,211	—	3,211
U.S. Treasury securities	18,530	—	—	18,530
Marketable securities, non-current
Corporate debt securities	—	15,597	—	15,597
U.S. Treasury securities	10,725	—	—	10,725
Mortgage- and asset-backed securities	—	34,841	—	34,841
Total	$513,709	$161,942	$—	$675,651

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$211,619	$—	$—	$211,619
Marketable securities, current:
Certificates of deposit	—	21,795	—	21,795
Commercial paper	—	10,109	—	10,109
Corporate debt securities	—	57,589	—	57,589
Yankee bonds	—	2,208	—	2,208
U.S. Treasury securities	55,568	—	—	55,568
Mortgage- and asset-backed securities	—	680	—	680
Marketable securities, non-current
Corporate debt securities	—	28,887	—	28,887
Yankee bonds	—	378	—	378
U.S. Treasury securities	10,552	—	—	10,552
Mortgage- and asset-backed securities	—	20,869	—	20,869
Total	$277,739	$142,515	$—	$420,254
The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.
There were no transfers between fair value measurement levels during the six months ended June 30, 2025.

Convertible Senior Notes
The Company measures the fair value of its convertible senior notes on a quarterly basis for disclosure purposes. The Company considers the fair value of its convertible senior notes as of June 30, 2025 to be a Level 2 measurement due to limited trading activity of the convertible senior notes. As of June 30, 2025, the net carrying amount of the convertible senior notes was $346,466, with unamortized discount and debt issuance costs of $8,534. As of June 30, 2025, the total estimated fair value (Level 2) of the convertible senior notes was $2,497,542. The fair value was determined based on the closing trading price of the convertible senior notes as of the last day of trading for the period.
6.INVENTORIES
Inventories as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Raw materials	$66,928	$50,650
Work in process	54,959	60,462
Finished goods	8,345	7,962
Total inventories	$130,232	$119,074
7.PREPAIDS AND OTHER CURRENT ASSETS
Prepaids and other current assets as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Prepaid expenses and deposits	$42,483	$38,041
Government grant receivables	13,768	7,783
Customer financing receivables	8,700	4,200
Other current assets	9,060	4,985
Total prepaids and other current assets	$74,011	$55,009
8.PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Buildings and improvements	$70,870	$68,631
Machinery, equipment, vehicles and office furniture	150,070	127,577
Computer equipment, hardware and software	18,345	16,204
Launch site assets	22,635	20,726
Construction in process	66,538	27,285
Property, plant and equipment—gross	328,458	260,423
Less accumulated depreciation and amortization	(78,688)	(65,585)
Property, plant and equipment—net	$249,770	$194,838
Depreciation expense recorded in the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2025 and 2024 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation expense	2025	2024	2025	2024
Cost of revenues	$3,062	$2,917	$6,123	$5,666
Research and development, net	1,935	1,040	3,674	2,432
Selling, general and administrative	761	679	1,526	1,303
Total depreciation expense	$5,758	$4,636	$11,323	$9,401

9.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The carrying amount of goodwill for the Space Systems reportable segment was $71,020 as of June 30, 2025 and December 31, 2024.
Intangible Assets
The components of intangible assets consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Developed technology	$57,865	$(27,042)	$30,823
Capitalized software	14,562	(10,813)	3,749
Customer relationships	16,117	(5,145)	10,972
Trademarks and tradenames	10,103	(3,029)	7,074
Backlog	3,491	(3,491)	—
Other	1,377	(573)	804
Indefinite-Lived Intangible Assets
In-process technology	500	—	500
Total	$104,015	$(50,093)	$53,922

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Developed technology	$57,865	$(23,512)	$34,353
Capitalized software	13,757	(9,873)	3,884
Customer relationships	16,086	(4,472)	11,614
Trademarks and tradenames	10,098	(2,610)	7,488
Backlog	3,491	(3,491)	—
Other	1,320	(522)	798
Indefinite-Lived Intangible Assets
In-process technology	500	—	500
Total	$103,117	$(44,480)	$58,637
Amortization expense recorded in the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2025 and 2024, respectively consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$1,808	$1,779	$3,620	$3,552
Research and development, net	3	12	5	23
Selling, general and administrative	760	1,216	1,659	2,516
Total amortization expense	$2,571	$3,007	$5,284	$6,091

The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2025:

2025 (for the remaining period)	$5,303
2026	10,262
2027	9,270
2028	8,208
2029	5,987
Thereafter	14,392
Total	$53,422
10.LOAN AGREEMENTS
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
The Notes accrue interest at a rate of 4.250% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2024. The Notes mature on February 1, 2029, unless earlier converted, redeemed or repurchased. Before November 1, 2028, noteholders have the right to convert their Notes only during the following circumstances: (i) during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, (ii) during the five consecutive business day period after any 10 consecutive trading day period, or the measurement period, in which the trading price per $1 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day, (iii) upon the occurrence of certain corporate events or distributions specified in the Indenture or (iv) if the Company calls such Notes for redemption. From and after November 1, 2028, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 195.1029 shares of common stock per $1 principal amount of Notes, which represents an initial conversion price of approximately $5.13 per share of common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of June 30, 2025, the holder of the Notes have the right to convert between July 1, 2025 and September 30, 2025 because the Company’s common stock price exceeded the applicable conversion price by 130% for the specified period of time during the quarter ended June 30, 2025.
When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. Since the issuance of the Notes, the Company has not received a notice from the holders. As of June 30, 2025, the Company cannot be required to settle the Notes in cash and has the intent and ability to settle in common stock, therefore, the Notes were classified as non-current liabilities on the Company’s consolidated balance sheet.
As of June 30, 2025, there was $355,000 outstanding under the Notes, before unamortized discount and debt issuance costs of $8,534. As of June 30, 2025, the effective interest rate under the Notes was 5.0%.

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
Trinity Master Equipment Financing Agreement
On December 29, 2023 (the “Effective Date”), the Company and certain of its subsidiaries (the “Subsidiaries”, together with the Company, the “Borrowers”), entered into a Master Equipment Financing Agreement (the “Trinity Loan Agreement”) with Trinity Capital, Inc., a Maryland corporation (the “Lender”) to provide financing for certain equipment and other property (the “Equipment”). The Trinity Loan Agreement provides that the Lender shall provide equipment financing in the aggregate of up to $120,000 (the “Conditional Commitment”), with advances (“Draws”) to be made as follows: (i) $70,000 on the Effective Date (the “Effective Date Draw”); and (ii) $40,000 to be drawn on the Effective Date (the “Blanket Lien Draw”), with each of the Effective Date Draw and Blanket Lien Draw payable over sixty (60) months beginning January 2024, with the final payments due in January 2029. After the Blanket Lien Draw was repaid in full, Borrowers were able to make Draws as follows: (x) $30,000 to be drawn in not more than three advances of at least $10,000 each at the Borrowers’ option no later than the date that is 18 months after the Effective Date; and (y) $20,000 to be drawn at Borrower’s option between January 1, 2025 and June 30, 2025, subject to customary conditions.
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
As of June 30, 2025, there was $72,073 outstanding under the Trinity Loan Agreement, before unamortized discount and debt issuance and end of term costs of $1,850, of which $16,503 is classified as current installments of long-term borrowings in the Company’s condensed consolidated balance sheets, with the remainder classified as long-term borrowings, net, excluding current installments. As of June 30, 2025, the effective interest rate under the Trinity Loan Agreement was 15.7%. The Company is required to pay end of term charges of $700 and $250 upon repayment of the Effective Date Draw and the March 2025 Draw, respectively.
The future principal payments under the Trinity Loan Agreement as of June 30, 2025 were as follows:

2025 (for the remaining period)	$7,954
2026	17,691
2027	20,324
2028	18,401
2029	6,067
Thereafter	1,636
Total	$72,073

11.STOCKHOLDERS’ EQUITY
Preferred Stock
The Company entered into an exchange agreement dated December 3, 2024 with The Equatorial Trust (the “Trust”), a family trust established by Sir Peter Beck (“Sir Peter”), the Company’s Founder, President, Chief Executive Officer and Chairman, to exchange (the “Preferred Stock Exchange”) 50,951,250 shares of the Company’s common stock into 50,951,250 shares of the Company’s Series A Convertible Participating Preferred Stock, $0.0001 par value per share (the “Preferred Stock”). On January 7, 2025, the Preferred Stock Exchange was consummated (the “Closing”) and the Company filed the Certificate of Designation for the Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, which became effective upon filing. At the Closing, the Company issued 50,951,250 shares of Preferred Stock to the Trust. On June 17, 2025, the Trust converted 5,000,000 shares of the Preferred Stock to common stock on a one-for-one basis in accordance with the Certificate of Designation.
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
As of June 30, 2025, the Company had sold 15,142,133 shares of common stock and generating $396,647 in gross proceeds, before deducting $9,584 in underwriting discounts, commissions and other expenses.
12.STOCK-BASED COMPENSATION
Equity Incentive Plans
The Company has a single active equity incentive plan, the Rocket Lab 2021 Stock Option and Incentive Plan (the “2021 Plan”), with the objective of attracting and retaining available employees and directors by providing stock-based and other performance-based compensation. The Rocket Lab 2013 Stock Option and Grant Plan (the “2013 Plan”) was terminated, but outstanding awards granted thereunder remain governed by it. The 2021 Plan provides for the grant of equity awards to officers, employees, directors and other key employees as well as service providers which include incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards, restricted stock units or any combination of the foregoing any of which may be performance based, as determined by the Company’s Compensation Committee. An aggregate of 59,875,000 shares were initially reserved for the issuance of awards under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan automatically increases each January 1, beginning on January 1, 2022, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. The Company was authorized to issue up to 108,900,079 shares of common stock as equity awards to participants under the 2021 Plan as of June 30, 2025. There were 92,065,152 shares of common stock available for grant as of June 30, 2025.
Total stock-based compensation recorded in the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2025 and 2024 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Stock-based compensation	2025	2024	2025	2024
Cost of revenues	$4,892	$3,673	$8,812	$7,176
Research and development, net	5,573	5,049	10,467	9,034
Selling, general and administrative	7,468	5,233	17,888	10,838
Total stock-based compensation expense	$17,933	$13,955	$37,167	$27,048
Options
Options issued to all optionees under the 2013 Plan vested over four years from the date of issuance (or earlier vesting start date, as determined by the board of directors) as follows: 25% on the first anniversary of date of grant and the remaining vest monthly over the remaining vesting term. All options had vested as of June 30, 2025.
Restricted Stock Units
During the six months ended June 30, 2025 and 2024, the Company granted 1,104,778 and 13,684,650 restricted stock units, respectively, to certain key employees pursuant to the 2021 Plan. The time-based service vesting condition is generally satisfied over periods of approximately four years as the employees provide service.
As of June 30, 2025, the total unrecognized compensation expense related to unvested performance-based restricted stock units granted under the 2013 Plan and 2021 Plan was $111,186 and will be recognized upon vesting.

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
During the six months ended June 30, 2025 and 2024, 321,734 shares and 726,035 shares of common stock were issued under the 2021 ESPP, respectively. As of June 30, 2025, 19,861,563 shares remain available for issuance under the 2021 ESPP. Total ESPP stock-based compensation recorded in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 was $1,519 and $3,093, respectively. Total ESPP stock-based compensation recorded in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 was $721 and $1,660, respectively. As of June 30, 2025, the total unrecognized compensation expense related to the 2021 ESPP was $3,074 and will be recognized over the remaining offering period.
13.LEASES
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
During the six months ended June 30, 2025, the Company commenced a barge lease and recognized an initial right-of-use operating lease asset and liability of $15,979. There have been no other material changes in the Company’s lease portfolio since December 31, 2024.
14.COMMITMENTS AND CONTINGENCIES
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
The provision for contract losses outstanding as of June 30, 2025, which primarily is related to the solar panel module agreement, was $5,953 included in other current liabilities in the Company’s condensed consolidated balance sheets.

15.INCOME TAXES
Income tax provision and the effective tax rate for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Provision) benefit for income taxes	$(2,938)	$860	$(2,125)	$855
Effective tax rate	(4.6)%	2.0%	(1.7)%	1.0%
The tax provisions for the three and six months ended June 30, 2025 and 2024 were computed using the estimated effective tax rates projected to be applicable for domestic and international taxable jurisdictions for the full year as adjusted for discrete items arising during each quarter.
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
During the quarter ended June 30, 2025, the Company concluded an income tax audit by the Canada Revenue Agency for the years ended December 31, 2021 and December 31, 2022. The audit was finalized with no adjustments and no additional tax liability. As a result, no changes were made to the Company’s previously recorded income tax provisions, and no provision for additional income taxes was required. There were no open income tax audits as of June 30, 2025.
The Company does not anticipate significant changes to occur to its uncertain tax positions within the next 12 months.
16.NET LOSS PER SHARE
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
Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method and the if-converted method, whichever is more dilutive. Potentially dilutive shares are comprised of restricted stock units, stock options and shares underlying our convertible senior notes. For the three and six months ended June 30, 2025 and 2024, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net loss attributable to common stockholders-basic and diluted	$(66,414)	$(41,631)	$(127,030)	$(85,891)
Denominator
Weighted average common shares outstanding-basic and diluted	515,086,631	494,190,708	510,376,584	492,092,709
Net loss per share attributable to stockholders-basic and diluted	$(0.13)	$(0.08)	$(0.25)	$(0.17)
The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	June 30,
	2025	2024
Stock options and restricted stock units	23,616,300	32,451,918
Common stock warrants	—	728,835
Shares underlying our convertible senior notes	69,261,530	69,261,530
17.SEGMENTS
The Company’s Chief Operating Decision Maker reviews financial information presented based on a management approach for the purposes of making operating decisions, assessing financial performance and allocating resources. The Company manages its business primarily based upon two operating segments, launch services and space systems. Each of these operating segments represents a reportable segment. Launch Services provides launch and launch related services to customers on a dedicated mission or ride share basis. Space systems is predominately comprised of spacecraft components and spacecraft manufacturing. Although some of the Company’s contracts with customers contain elements of space systems and launch services, each reporting segment is managed separately to better align with customer’s needs and the Company’s growth plans. For contracts with customers that contain both space systems and launch services elements, revenues for each reporting segment are generally allocated based upon the overall costs incurred for each of the reporting segments in comparison to total overall costs of the contract. The following table shows information by reportable segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025		2024
	Launch Services	Space Systems	Launch Services	Space Systems
Revenues	$46,646	$97,852	$29,357	$76,894
Cost of revenues	32,426	65,684	21,586	57,503
Gross profit	$14,220	$32,168	$7,771	$19,391

	Six Months Ended June 30,
	2025		2024
	Launch Services	Space Systems	Launch Services	Space Systems
Revenues	$82,238	$184,829	$62,076	$136,942
Cost of revenues	60,801	124,631	45,898	101,784
Gross profit	$21,437	$60,198	$16,178	$35,158

The following table shows information by reportable segment by products and services for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025		2024
	Launch Services	Space Systems	Launch Services	Space Systems
Products:
Revenues	$—	$92,725	$—	$72,283
Cost of revenues	—	61,692	—	53,940
Gross profit	$—	$31,033	$—	$18,343

Services:
Revenues	$46,646	$5,127	$29,357	$4,611
Cost of revenues	32,426	3,992	21,586	3,563
Gross profit	$14,220	$1,135	$7,771	$1,048

	Six Months Ended June 30,
	2025		2024
	Launch Services	Space Systems	Launch Services	Space Systems
Products:
Revenues	$—	$173,529	$—	$126,429
Cost of revenues	—	115,561	—	94,767
Gross profit	$—	$57,968	$—	$31,662

Services:
Revenues	$82,238	$11,300	$62,076	$10,513
Cost of revenues	60,801	9,070	45,898	7,017
Gross profit	$21,437	$2,230	$16,178	$3,496
Management does not regularly review either reporting segment’s total assets or operating expenses. This is because in general, the Company’s long-lived assets, facilities, and equipment are shared by each reporting segment.
18.RELATED PARTY TRANSACTIONS
On January 7, 2025, the Preferred Stock Exchange was consummated and the Company filed the Certificate of Designation with the Secretary of State of the State of Delaware, which became effective upon filing. At the Closing, the Company issued 50,951,250 shares of Preferred Stock to the Trust. On June 17, 2025, the Trust converted 5,000,000 shares of the Preferred Stock to common stock on a one-for-one basis in accordance with the Certificate of Designation. See Note 11 for additional information on the Preferred Stock Exchange.
As of June 30, 2025 and December 31, 2024, there are no amounts due to or from related parties.
19.SUBSEQUENT EVENTS
Tax Legislation
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB”) was enacted. Key income tax-related provisions of the OBBB include repeal of mandatory capitalization of domestic research and development expenditures under Internal Revenue Code Section 174 (reinstating full expensing beginning in 2025) and revisions to international tax regimes, among other provisions. The Company is currently evaluating the impact of these provisions, the impact of which will depend on the Company’s facts and anticipated guidance from the U.S. Department of the Treasury.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. For additional context with which to understand our financial condition and results of operations, see the audited consolidated financial statements and accompanying notes contained therein as of December 31, 2024 and 2023 and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 27, 2025, as amended by Form 10-K/A filed April 30, 2025 (our “Form 10-K”). Certain amounts may not foot due to rounding. Certain information in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described under the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A. “Risk Factors” included in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in our Form 10-K. We assume no obligation to update any of these forward-looking statements. Actual results may differ materially from those contained in any forward-looking statements.
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
Electron is our orbital small launch vehicle that was designed from the ground up to accommodate a high launch rate business model to meet the growing and dynamic needs of our customers for small launch services. Since its maiden launch in 2017, Electron has become the leading small spacecraft launch vehicle delivering over 200 spacecraft to orbit for government and commercial customers across 64 successful missions through June 30, 2025. In 2024, Electron was the second most frequently orbital launched rocket by companies operating in the United States and the second most frequent orbital launcher globally. Our launch services program has seen us develop many industry-leading innovations, including 3D printed electric turbo-pump rocket engines, fully carbon composite first stage fuel tanks, a private orbital launch complex, a rocket stage that can be configured to convert into a highly capable spacecraft on orbit, and the potential ability to successfully recover a stage from space, providing a path to reusability.
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
Recent Developments
GEOST
On May 22, 2025, Rocket Lab USA Inc., a Delaware corporation (“Rocket Lab USA”) entered into a Stock Purchase Agreement (the “GEOST Purchase Agreement”), by and among the Rocket Lab USA, LightRidge Solutions Holdings LP (“LightRigde Solutions”), and LightRidge Interco Solutions Holdings, Inc. (“LightRidge Interco”), which provides for, among other things, Rocket Lab USA’s purchase and acquisition of all of the issued and outstanding shares of common stock of LightRidge Interco, the owner of GEOST LLC ( “GEOST”). On May 23, 2025, pursuant to the Purchase Agreement, the Company executed a joinder to become party thereto.
Pursuant to the terms of the Purchase Agreement, all of the issued and outstanding shares of LightRidge Interco will be purchased in exchange for aggregate consideration of $275.0 million, consisting of up to approximately $125.0 million in cash and up to approximately $150.0 million in shares of our common stock, $0.0001 par value, subject in each case to customary adjustments at closing, including for cash, working capital, transaction expenses and indebtedness (the “Transaction”). Additionally, the Purchase Agreement provides for up to $50.0 million in potential additional post-closing cash earnout payments to LightRidge Solutions tied to revenue targets of the GEOST business for 2026 and 2027. Our common stock issuable as stock consideration in the Transaction will be valued based on the closing trading price reported on the Nasdaq Capital Market on the trading day immediately prior to the closing date, subject to a base price floor closing condition of each party.
The Purchase Agreement contains representations, warranties, covenants and closing conditions from and for the benefit of each of us and LightRidge Solutions that are customary for transactions of this kind. We have also agreed to file a resale registration statement with respect to our common stock issued in the Transaction on the closing date of the transaction, subject to certain customary exceptions and requirements. We have also agreed to customary selling securityholder indemnities with respect to such registration rights. The Transaction is expected to close in the second half of 2025.
Impact of Tariffs
Beginning in early April 2025, there has been a significant shift in United States (“U.S.”) trade policy, characterized by increased tariffs and the introduction of new tariffs that could affect our supply chain and business operations. While much of our production is completed in the U.S. and many of our suppliers are located within and source their supply from within the U.S., we obtain some of our supplies from sources outside of the U.S. and certain of our consolidated subsidiaries are headquartered outside of the U.S. as well. Although some of these tariffs have been temporarily suspended or reduced, certain tariffs remain in effect, and some may be reinstated following the temporary suspension period currently articulated by the U.S., and as such tariffs could have a material adverse impact on our business, our results of operations and our cash flow. The extent of the impact of these tariffs will depend on various factors, including the specific products affected, the duration and amount of the tariffs the rates imposed by the U.S. and any reciprocal tariffs implemented by countries in which we operate or source goods, and our ability to manage increased costs. While we plan to implement measures to mitigate the effects of tariffs and other trade policy changes, such as negotiating with suppliers, adjusting our supply chain, and exploring cost-saving initiatives, our capacity to do so may be constrained by operational and supply chain limitations, particularly in the short term. To date, our business has not been materially impacted by this shift in U.S. trade policy and, to the extent we are able, we plan to continue to implement strategies to mitigate any potential impact of any new or ongoing tariffs or further shifts in U.S. trade policy.

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
Ability to sell additional launch services, space systems service and spacecraft components to new and existing customers
Our results will be impacted by our ability to sell our launch services, space systems services, and spacecraft components to new and existing customers. We have successfully launched Electron 64 times delivering over 200 spacecraft to orbit, including one suborbital launch, through June 30, 2025. We have flight hardware and spacecraft that have flown on over 1,800 missions, including legacy missions enabled by Sinclair Interplanetary (acquired April 2020), Advanced Solutions, Incorporated (acquired October 2021), Planetary Systems Corporation (acquired November 2021) and SolAero Technologies Corp. (acquired January 2022). Our growth opportunity is dependent on our ability to expand our addressable launch services market with larger volumetric and higher mass payload capabilities of our in-development medium-capacity Neutron launch vehicle, which will address large commercial and government constellation launch opportunities. Our growth opportunity is also dependent on our ability to win spacecraft constellation missions and expand our portfolio of strategic spacecraft components. Our ability to sell additional products to existing customers is a key part of our success, as follow-on purchases indicate customer satisfaction and decrease the likelihood of competitive substitution. To sell additional products and services to new and existing customers, we will need to continue to invest significant resources in our products and services.
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
Launch Vehicle Build-Rate and Launch Cadence
We built approximately 12 Electron launch vehicles in 2022, approximately 11 Electron launch vehicles in 2023 and approximately 14 Electron launch vehicles in 2024. We built approximately 12 Electron launch vehicles through the six months ended June 30, 2025. We launched nine Electron vehicles in 2022, ten Electron vehicles in 2023 and 16 Electron vehicles in 2024. We have launched ten Electron vehicles through the six months ended June 30, 2025. Growth rates between launches and total launch service revenue are not perfectly correlated because our total revenue is affected by other variables, such as the revenue per launch, which can vary considerably based on factors such as unique orbit and insertion requirements, payload handling needs, launch location, time sensitivity of mission completion and other factors.

Revenue Growth
Three Months Ended June 30, 2025 and 2024
We generated $144.5 million and $106.3 million in revenue for the three months ended June 30, 2025 and 2024, respectively, representing a year-on-year increase in revenue of approximately 36%. This year-on-year increase resulted from space systems revenue growth of $21.0 million, primarily driven by satellite manufacturing, and an increase in launch revenue of $17.3 million. Launch revenue growth was due to a higher launch cadence with five Electron launch missions completed in the three months ended June 30, 2025, versus four launch missions completed in the three months ended June 30, 2024, revenue recognized on over-time Electron launch missions and a higher revenue per launch on point-in-time Electron launch missions.
Six Months Ended June 30, 2025 and 2024
We generated $267.1 million and $199.0 million in revenue for the six months ended June 30, 2025 and 2024, respectively, representing a year-on-year increase in revenue of approximately 34%. This year-on-year increase resulted from space systems revenue growth of $47.9 million, primarily driven by satellite manufacturing, and an increase in launch revenue of $20.2 million. Launch revenue growth was due to a higher launch cadence with ten Electron launch missions completed in the six months ended June 30, 2025, versus eight launch missions completed in the six months ended June 30, 2024 and revenue recognized on over-time Electron launch missions, partially offset by a lower revenue per launch on point-in-time Electron launch missions.
Revenue and Cost Value Per Launch
Revenue value per launch represents the average revenue per launch contract attributable to point-in-time launches that occurred during a period. Revenue value per launch can be a useful metric to provide insight into general competitiveness and price sensitivity in the marketplace. Revenue value per launch can vary considerably, based on factors such as unique orbit and insertion requirements, payload handling needs, launch location, time sensitivity of mission completion and other factors, and as such may not provide absolute clarity with regards to pricing and competitive dynamics in the marketplace.
Three Months Ended June 30, 2025 and 2024
In the three months ended June 30, 2025 and 2024, our revenue value per launch was $7.9 million and $7.1 million, respectively. Meanwhile, cost per launch for the three months ended June 30, 2025 and 2024 was $5.0 million and $5.4 million, respectively. Revenue and cost per launch can fluctuate depending on customer mix and mission type.
Six Months Ended June 30, 2025 and 2024
In the six months ended June 30, 2025 and 2024, our revenue value per launch was $7.5 million and $7.7 million, respectively. Meanwhile, cost per launch for the six months ended June 30, 2025 and 2024 was $5.3 million and $5.7 million, respectively. Revenue and cost per launch can fluctuate depending on customer mix and mission type.
Backlog
Backlog represents future revenues that we would recognize in connection with the completion of all contracts and purchase orders that have been entered into by our customers but have not yet been fulfilled, excluding any customer options for future products or services that have not yet been exercised. Contracts for launch services and spacecraft builds typically include termination rights that may be exercised by customers upon advanced notice and payment of a specified termination fee. Our backlog decreased from $1,067.0 million as of December 31, 2024 to $995.4 million as of June 30, 2025, of which $585.8 million is related to space systems and $409.6 million is related to launch services. The decrease was primarily a result of recognizing revenue on contracts during the period, partially offset by continued bookings during the period.

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

Gain (Loss) on Foreign Exchange
Gain (loss) on foreign exchange relates to currency fluctuations that generate foreign exchange gains or losses on invoices denominated in currencies other than the United States Dollar.
Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following table sets forth our consolidated statements of operations information and data as a percentage of revenue for the three months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,
	2025		2024
	$	%	$	%
Revenues	$144,498	100.0%	$106,251	100.0%
Cost of revenues	98,110	67.9%	79,089	74.4%
Gross profit	46,388	32.1%	27,162	25.6%
Operating expenses:
Research and development, net	66,134	45.8%	39,912	37.6%
Selling, general and administrative	39,893	27.6%	30,524	28.7%
Total operating expenses	106,027	73.4%	70,436	66.3%
Operating loss	(59,639)	(41.3)%	(43,274)	(40.7)%
Other income (expense):
Interest expense, net	(2,371)	(1.6)%	(824)	(0.8)%
Loss on foreign exchange	(489)	(0.3)%	(286)	(0.3)%
Other (expense) income, net	(977)	(0.7%)	1,893	1.8%
Total other (expense) income, net	(3,837)	(2.6%)	783	0.7%
Loss before income taxes	(63,476)	(43.9)%	(42,491)	(40.0)%
(Provision) benefit for income taxes	(2,938)	(2.0)%	860	0.8%
Net loss	$(66,414)	(45.9)%	$(41,631)	(39.2)%
Revenues

	Three Months Ended June 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Revenues	$144,498	$106,251	$38,247	36%
Revenue increased by $38.2 million, or 36%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Space systems revenue was $97.9 million for the three months ended June 30, 2025, an increase of $21.0 million, or 27%, primarily due to spacecraft manufacturing growth. Launch Services revenue was $46.6 million for the three months ended June 30, 2025, an increase of $17.3 million, or 59%, primarily due to a higher launch cadence with five Electron launch missions completed in the three months ended June 30, 2025, versus four launch missions completed in the three months ended June 30, 2024, revenue recognized on over-time Electron launch missions and a higher revenue on point-in-time Electron launch missions in the three months ended June 30, 2025.
Cost of Revenues

	Three Months Ended June 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Cost of revenues	$98,110	$79,089	$19,021	24%
Cost of revenues increased by $19.0 million, or 24%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Space systems cost of revenue was $65.7 million for the three months ended June 30, 2025, an increase of $8.2 million, or 14%, primarily due to spacecraft manufacturing growth. Launch Services cost of revenues was $32.4 million in the three months ended June 30, 2025, an increase of $10.8 million, or 50%, primarily due to cost of revenues recognized on over-time Electron launch missions and a higher launch cadence.

Research and Development, Net

	Three Months Ended June 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Research and development, net	$66,134	$39,912	$26,222	66%
Research and development expense increased by $26.2 million, or 66%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to Neutron development progress, increased staff and staff related expenses as a result of hiring and prototype spend focused on expanding our spacecraft and spacecraft components product portfolio.
Selling, General and Administrative

	Three Months Ended June 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Selling, general and administrative	$39,893	$30,524	$9,369	31%
Selling, general and administrative expense increased by $9.4 million, or 31%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to increased staff and staff related expenses to support revenue growth and increased transaction expenses related to managing an active acquisition pipeline.
Interest Expense, Net

	Three Months Ended June 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Interest expense, net	$(2,371)	$(824)	$(1,547)	188%
Interest expense, net of interest income increased by $1.5 million, or 188%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to an increase of interest expense from our convertible senior notes and a reduced balance in interest-bearing accounts.
Loss on Foreign Exchange

	Three Months Ended June 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Loss on foreign exchange	$(489)	$(286)	$(203)	71%
Loss on foreign exchange increased by $0.2 million, or 71%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to fluctuations on the foreign exchange rates of the New Zealand Dollar and Canadian Dollar as compared to the U.S. Dollar.
Other (Expense) Income, Net

	Three Months Ended June 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Other (expense) income, net	$(977)	$1,893	$(2,870)	(152%)
Other expense increased by $2.9 million, or 152%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to a loss on disposal of assets for the three months ended June 30, 2025.
(Provision) benefit for Income Taxes

	Three Months Ended June 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
(Provision) benefit for income taxes	$(2,938)	$860	$(3,798)	(442)%
We recorded income tax expense of $2.9 million for the three months ended June 30, 2025 and income tax benefit of $0.9 million for the three months ended June 30, 2024. The effective tax rate was (4.6)% for the three months ended June 30, 2025, compared to 2.0% for the three months ended June 30, 2024. The effective tax rate differs from the federal statutory rate due primarily to a full valuation allowance against our U.S. deferred tax assets.

Comparison of the Six Months Ended June 30, 2025 and 2024
The following table sets forth our consolidated statements of operations information and data as a percentage of revenue for the six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Six Months Ended June 30,
	2025		2024
	$	%	$	%
Revenues	$267,067	100.0%	$199,018	100.0%
Cost of revenues	185,432	69.4%	147,682	74.2%
Gross profit	81,635	30.6%	51,336	25.8%
Operating expenses:
Research and development, net	121,243	45.4%	78,416	39.4%
Selling, general and administrative	79,219	29.7%	59,273	29.8%
Total operating expenses	200,462	75.1%	137,689	69.2%
Operating loss	(118,827)	(44.5)%	(86,353)	(43.4)%
Other income (expense):
Interest expense, net	(4,957)	(1.9)%	(1,722)	(0.9)%
(Loss) gain on foreign exchange	(623)	(0.2)%	25	—%
Other (expense) income, net	(498)	(0.2%)	1,304	0.7%
Total other expense, net	(6,078)	(2.3%)	(393)	(0.2%)
Loss before income taxes	(124,905)	(46.8)%	(86,746)	(43.6)%
(Provision) benefit for income taxes	(2,125)	(0.8)%	855	0.4%
Net loss	$(127,030)	(47.6)%	$(85,891)	(43.2)%
Revenues

	Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Revenues	$267,067	$199,018	$68,049	34%
Revenue increased by $68.0 million, or 34%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Space systems revenue was $184.8 million for the six months ended June 30, 2025, an increase of $47.9 million, or 35%, primarily due to spacecraft manufacturing growth. Launch Services revenue was $82.2 million for the six months ended June 30, 2025, an increase of $20.2 million, or 32%, primarily due to a higher launch cadence with ten Electron launch missions completed in the six months ended June 30, 2025, versus eight launch missions completed in the six months ended June 30, 2024 and revenue recognized on over-time Electron launch missions, partially offset by a lower revenue on point-in-time Electron launch missions in the six months ended June 30, 2025.
Cost of Revenues

	Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Cost of revenues	$185,432	$147,682	$37,750	26%
Cost of revenues increased by $37.8 million, or 26%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Space systems cost of revenue was $124.6 million for the six months ended June 30, 2025, an increase of $22.8 million, or 22%, primarily due to spacecraft manufacturing growth. Launch Services cost of revenues was $60.8 million in the six months ended June 30, 2025, an increase of $14.9 million, or 32%, primarily due to a higher launch cadence and cost of revenues recognized on over-time Electron launch missions.

Research and Development, Net

	Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Research and development, net	$121,243	$78,416	$42,827	55%
Research and development expense increased by $42.8 million, or 55%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to Neutron development progress, increased staff and staff related expenses as a result of hiring and prototype spend focused on expanding our spacecraft and spacecraft components product portfolio.
Selling, General and Administrative

	Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Selling, general and administrative	$79,219	$59,273	$19,946	34%
Selling, general and administrative expense increased by $19.9 million, or 34%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to increased staff and staff related expenses to support revenue growth and increased transaction expenses related to managing an active acquisition pipeline.
Interest Expense, Net

	Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Interest expense, net	$(4,957)	$(1,722)	$(3,235)	188%
Interest expense, net of interest income increased by $3.2 million, or 188%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to an increase of interest expense from our convertible senior notes and a reduced balance in interest-bearing accounts.
(Loss) Gain on Foreign Exchange

	Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
(Loss) gain on foreign exchange	$(623)	$25	$(648)	(2,592%)
Loss on foreign exchange increased by $0.6 million, or 2,592%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to fluctuations on the foreign exchange rates of the New Zealand Dollar and Canadian Dollar as compared to the U.S. Dollar.
Other (Expense) Income, Net

	Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Other (expense) income, net	$(498)	$1,304	$(1,802)	(138%)
Other expense increased by $1.8 million, or 138%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to a loss on disposal of assets for the six months ended June 30, 2025.
(Provision) benefit for Income Taxes

	Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
(Provision) benefit for income taxes	$(2,125)	$855	$(2,980)	(349)%
We recorded income tax expense of $2.1 million for the six months ended June 30, 2025 and income tax benefit of $0.9 million for the six months ended June 30, 2024. The effective tax rate was (1.7)% for the six months ended June 30, 2025, compared to 1.0% for the six months ended June 30, 2024. The effective tax rate differs from the federal statutory rate due primarily to a full valuation allowance against our U.S. deferred tax assets.

Liquidity and Capital Resources
Since inception, we have funded our operations with proceeds from sales of our capital stock, convertible senior notes, term note debt, equipment financing, research and development grant proceeds, and cash flows from the sale of our products and services. As of June 30, 2025, we had $564.1 million of cash and cash equivalents and $185.2 million of marketable securities. Our primary requirements for liquidity and capital are for investment in new products and technologies, the expansion of existing manufacturing facilities, working capital, debt service, acquisitions of complementary businesses, products or technologies and general corporate needs. Historically, these cash requirements have been met through the net proceeds we received through private sales of equity securities and convertible senior notes, borrowings under our credit and equipment financing facilities, net proceeds received in our business combination, net proceeds received from our ATM Equity Offering and payments received from customers.
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
Material Cash Requirements
As of June 30, 2025, we had outstanding $427.1 million in aggregate principal amount of indebtedness under our convertible senior notes and equipment financing agreement, of which $16.5 million was scheduled to become due in the following twelve months. As of June 30, 2025, our total minimum lease payments was $124.0 million, of which $15.3 million is due in the following twelve months. For details regarding our indebtedness and lease obligations at June 30, 2025, refer to Note 10, Loan Agreements, and Note 13, Leases, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Our capital expenditures for the six months ended June 30, 2025 were $60.7 million. Our future capital requirements will depend on many factors, including our launch cadence, traction in the market with our space systems offerings, the expansion of sales and marketing activities, the timing and extent of spending to support product development efforts, the introduction of new and enhanced products, the continuing market adoption of our products, the timing and extent of additional capital expenditures to invest in existing and new office spaces and the number of acquisitions of complementary businesses, products or technologies we pursue, if any. We may be required to seek additional equity or debt financing or we may choose to take advantage of opportunistic capital raising or financing transactions primarily for the purposes noted above. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued product innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.
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
Indebtedness
As of June 30, 2025, there was $355.0 million outstanding under our 4.250% Convertible Senior Notes due 2029 (the “Convertible Notes”), before unamortized discount and debt issuance costs of $8.5 million. In addition, as of June 30, 2025, there was $72.1 million outstanding under the Trinity Loan Agreement, before unamortized discount and debt issuance and end of term costs of $1.9 million.
See Note 10 of Item 1 for additional information on our outstanding loan agreements.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(77,467)	$(15,588)
Investing activities	(36,022)	(63,097)
Financing activities	406,048	256,943
Effect of exchange rate changes	1,127	(141)
Net increase in cash, cash equivalents, and restricted cash	$293,686	$178,117
Cash Flows from Operating Activities
Net cash used in operating activities was $77.5 million for the six months ended June 30, 2025 and consisted of $127.0 million in net loss, $61.7 million in non-cash activities and $12.2 million in cash used by operating assets and liabilities. Included in the non-cash activities are $37.2 million in stock-based compensation expense and $17.5 million in depreciation and amortization. Included in the cash used by operating assets and liabilities are $25.3 million in accounts receivable, net, $18.0 million in prepaids and other current assets, $11.5 million in inventories, offset by cash provided in operating assets and liabilities including $11.9 million in other non-current assets, $11.2 million in contract assets, $11.1 million in trade payables and $7.2 million in contract liabilities.
Cash Flows from Investing Activities
Cash used in investing activities for the six months ended June 30, 2025 of $36.0 million was primarily driven by $60.7 million of capital equipment and infrastructure investments, partially offset by net cash provided by maturities, purchases and sales of marketable securities of $24.6 million.
Cash Flows from Financing Activities
Cash provided by financing activities for the six months ended June 30, 2025 of $406.0 million was primarily related to $387.2 million of net proceeds from the issuance of common stock under the ATM Equity Offering and $24.7 million of net proceeds from a draw under the Trinity Loan Agreement, partially offset by $11.2 million of repayments under the Trinity Loan Agreement.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates as disclosed in our audited financial statements included in our Form 10-K.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.
Guarantor Information
In connection with the Reorganization, on May 23, 2025, the Company, Rocket Lab USA and U.S. Bank Trust Company, National Association (the “Trustee”) entered a first supplemental indenture (the “Supplemental Indenture”) to the indenture, dated as of February 6, 2024, between Rocket Lab USA and the Trustee (the “Indenture”), governing the Convertible Notes in order to (i) provide for subsequent conversions of the Convertible Notes in the manner set forth in Section 5.09 of the Indenture, (ii) provide for subsequent adjustments to the Conversion Rate pursuant to Section 5.05(A) of the Indenture in a manner consistent with Section 5.09 of the Indenture, (iii) provide for the full and unconditional guarantee of the obligations of Rocket Lab USA under the Convertible Notes and the Indenture and (iv) make such other changes as are appropriate to preserve the economic interests of the holders and to give effect to the provisions of Section 5.09(A) of the Indenture.
As of June 30, 2025, there was $355.0 million aggregate principal amount of issued and outstanding convertible senior notes of Rocket Lab USA that are fully and unconditionally guaranteed by the Company. Accordingly, pursuant to Rule 3-10 of Regulation S-X, separate consolidated financial statements of Rocket Lab USA have not been presented. As permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded summarized financial information for Rocket Lab USA because the assets, liabilities and results of operations of Rocket Lab USA are not materially different than the corresponding amounts in the Company’s consolidated financial statements.

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
Interest Rate Risk
As of June 30, 2025, we had cash and cash equivalents of $564.1 million, comprised primarily of operating accounts and money market instruments and $185.2 million invested in marketable securities, comprised of commercial paper, corporate debt securities, bank certificates of deposit, U.S. Treasury bills and notes and asset backed securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
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
As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K and Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2025, as filed with the SEC on May 8, 2025.
Item 2. Recent Sales of Unregistered Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended June 30, 2025, the Company’s Chief Executive Officer, Sir Peter Beck, through the Equatorial Trust, a family trust settled in part by Sir Peter Beck, entered into Rule 10b5-1 trading plan (a “Rule 10b5-1 Trading Plan”) to sell shares of the Company’s common stock subject to any applicable volume limitations.
The table below provides certain information regarding such director’s Rule 10b5-1 Trading Plan.

Name	Title	Plan Date	Earliest Selling Start Date	Maximum Shares That May Be Sold Under the Plan	Plan Expiration Date
Sir Peter Beck	Chief Executive Officer	June 13, 2025	September 15, 2025	5,000,000	December 17, 2025

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Rocket Lab Corporation (incorporated by reference to Exhibit 3.1 to Rocket Lab USA, Inc.’s Current Report on Form 8-K12B filed on May 23, 2025).

3.2	Amended and Restated Bylaws of Rocket Lab Corporation (incorporated by reference to Exhibit 3.2 to Rocket Lab USA, Inc.’s Current Report on Form 8-K12B filed on May 23, 2025).

3.3
Certificate of Designations of Series A Convertible Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.3 to Rocket Lab USA, Inc.’s Current Report on Form 8-K12B filed on May 23, 2025).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to Rocket Lab USA, Inc.’s Current Report on Form 8-K12B filed on May 23, 2025).

4.2
First Supplemental Indenture, dated May 23, 2025, by and between Rocket Lab Corporation and U.S. Bank Trust Company, National Association, a national banking association, as trustee (incorporated by reference to Exhibit 4.2 to Rocket Lab USA, Inc.’s Current Report on Form 8-K12B filed on May 23, 2025).

10.1^	Stock Purchase Agreement, dated May 22, 2025, by and among Rocket Lab USA, Inc., LightRidge Solutions Holdings LP, and LightRidge Interco Solutions Holdings, Inc.

10.2	Joinder to Stock Purchase Agreement, dated May 23, 2025, by and among Rocket Lab Corporation, Rocket Lab USA, Inc., LightRidge Solutions Holdings LP, and LightRidge Interco Solutions Holdings, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1*†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________________________________
*Filed herewith.
†The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
^ Certain portions of this exhibit (indicated by “[***]”) have been omitted in compliance with Regulation S-K Item 601(b)(10)(iv) as the Company determined the omitted information (i) is not material and (ii) is the type that the Company customarily and actually treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKET LAB CORPORATION

August 7, 2025	By:	/s/ Peter Beck

Peter Beck
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

August 7, 2025	By:	/s/ Adam Spice

Adam Spice
Chief Financial Officer
(Principal Financial and Accounting Officer)