Form 10-Q
period 2025-09-30
Rocket Lab Corp
filed 2025-11-10
CIK 1819994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2025, the registrant had 534,156,333 shares of common stock, $0.0001 par value per share, outstanding.

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
•disruptions in the supply of key raw materials or components used to produce our products or increases in prices of raw materials, including restrictions on our ability to obtain rare earth minerals;
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
September 30, 2025

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ROCKET LAB CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024
(unaudited; in thousands, except share and per share values)

	September 30, 2025 (unaudited)	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$807,875	$271,042
Marketable securities, current	168,865	147,948
Accounts receivable, net	59,086	36,440
Contract assets	52,785	63,108
Inventories	144,999	119,074
Prepaids and other current assets	82,813	55,009
Total current assets	1,316,423	692,621
Non-current assets:
Property, plant and equipment, net	278,003	194,838
Intangible assets, net	231,984	58,637
Goodwill	217,709	71,020
Right-of-use assets - operating leases	90,844	53,664
Right-of-use assets - finance leases	14,022	14,396
Marketable securities, non-current	46,202	60,686
Restricted cash	4,835	4,260
Deferred income tax assets, net	—	3,010
Other non-current assets	21,373	31,210
Total assets	$2,221,395	$1,184,342
Liabilities and Stockholders’ Equity
Current liabilities:
Trade payables	$61,229	$53,059
Accrued expenses	17,961	19,460
Employee benefits payable	82,174	20,847
Contract liabilities	208,243	216,160
Current installments of long-term borrowings	17,090	12,045
Other current liabilities	27,760	17,954
Total current liabilities	414,457	339,525
Non-current liabilities:
Convertible senior notes, net	347,014	345,392
Long-term borrowings, net, excluding current installments	51,267	44,049
Non-current operating lease liabilities	86,505	51,965
Non-current finance lease liabilities	14,742	14,970
Deferred tax liabilities	3,007	891
Other non-current liabilities	23,417	5,097
Total liabilities	940,409	801,889
COMMITMENTS AND CONTINGENCIES (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares: 100,000,000; issued and outstanding shares: 45,951,250 and 0 at September 30, 2025 and December 31, 2024, respectively	5	—
Common stock, $0.0001 par value; authorized shares: 2,500,000,000; issued shares: 542,175,866 and 504,453,785 at September 30, 2025 and December 31, 2024, respectively; outstanding shares: 496,224,616 and 504,453,785 at September 30, 2025 and December 31, 2024, respectively	50	50
Treasury stock, at cost; shares: 45,951,250 and 0 at September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	2,241,982	1,198,909
Accumulated deficit	(958,988)	(813,701)
Accumulated other comprehensive loss	(2,063)	(2,805)
Total stockholders’ equity	1,280,986	382,453
Total liabilities and stockholders’ equity	$2,221,395	$1,184,342
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Product revenues	$104,042	$79,419	$277,571	$205,848
Service revenues	51,038	25,389	144,576	97,978
Total revenues	155,080	104,808	422,147	303,826
Cost of revenues:
Cost of product revenues	72,841	58,448	188,402	153,215
Cost of service revenues	24,925	18,364	94,796	71,279
Total cost of revenues	97,766	76,812	283,198	224,494
Gross profit	57,314	27,996	138,949	79,332
Operating expenses:
Research and development, net	70,694	47,723	191,937	126,139
Selling, general and administrative	45,589	32,172	124,808	91,445
Total operating expenses	116,283	79,895	316,745	217,584
Operating loss	(58,969)	(51,899)	(177,796)	(138,252)
Other income (expense):
Interest expense, net	(590)	(454)	(5,547)	(2,176)
Gain (loss) on foreign exchange	388	(490)	(235)	(465)
Other (expense) income, net	(177)	1,848	(675)	3,152
Total other (expense) income, net	(379)	904	(6,457)	511
Loss before income taxes	(59,348)	(50,995)	(184,253)	(137,741)
Benefit (provision) for income taxes	41,091	(944)	38,966	(89)
Net loss	$(18,257)	$(51,939)	$(145,287)	$(137,830)
Other comprehensive loss, net of tax:
Foreign currency translation (loss) gain	(2,987)	2,026	484	(43)
Unrealized gain on available-for-sale marketable securities	219	1,062	258	819
Comprehensive loss	$(21,025)	$(48,851)	$(144,545)	$(137,054)
Net loss per share attributable to Rocket Lab Corporation:
Basic and diluted	$(0.03)	$(0.10)	$(0.28)	$(0.28)
Weighted-average common shares outstanding:
Basic and diluted	528,725,980	497,701,715	516,560,266	493,976,025
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB CORPORATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(unaudited; in thousands, except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount				Total
December 31, 2024	—	$—	504,453,785	$50	—	$—	$1,198,909	$(813,701)	$(2,805)	$382,453
Net loss	—	—	—	—	—	—	—	(60,616)	—	(60,616)
Issuance of common stock under equity plans	—	—	2,179,607	—	—	—	48	—	—	48
Stock-based compensation	—	—	—	—	—	—	18,871	—	—	18,871
Issuance of common stock under ATM Equity Offering, net of issuance costs	—	—	4,858,839	1	—	—	90,102	—	—	90,103
Preferred Stock Exchange	50,951,250	5	—	(5)	(50,951,250)	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	435	435
March 31, 2025	50,951,250	5	511,492,231	46	(50,951,250)	—	1,307,930	(874,317)	(2,370)	431,294
Net loss	—	—	—	—	—	—	—	(66,414)	—	(66,414)
Issuance of common stock under equity plans	—	—	3,502,374	1	—	—	4,862	—	—	4,863
Stock-based compensation	—	—	—	—	—	—	18,707	—	—	18,707
Issuance of common stock under ATM Equity Offering, net of issuance costs	—	—	10,283,294	1	—	—	296,959	—	—	296,960
Preferred Stock conversion	(5,000,000)	—	—	—	5,000,000	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	3,075	3,075
June 30, 2025	45,951,250	5	525,277,899	48	(45,951,250)	—	1,628,458	(940,731)	705	688,485
Net loss	—	—	—	—	—	—	—	(18,257)	—	(18,257)
Issuance of common stock under equity plans	—	—	4,248,540	1	—	—	2,160	—	—	2,161
Stock-based compensation	—	—	—	—	—	—	15,646	—	—	15,646
Issuance of common stock under ATM Equity Offerings, net of issuance costs	—	—	9,591,839	1	—	—	458,065	—	—	458,066
Issuance of common stock for acquisition	—	—	3,057,588	—	—	—	137,653	—	—	137,653
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,768)	(2,768)
September 30, 2025	45,951,250	$5	542,175,866	$50	(45,951,250)	$—	$2,241,982	$(958,988)	$(2,063)	$1,280,986

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount				Total
December 31, 2023	—	$—	488,923,055	$49	—	$—	$1,176,484	$(623,526)	$1,537	$554,544
Net loss	—	—	—	—	—	—	—	(44,260)	—	(44,260)
Issuance of common stock under equity plans	—	—	3,747,661	—	—	—	943	—	—	943
Stock-based compensation	—	—	—	—	—	—	14,225	—	—	14,225
Purchase of capped calls	—	—	—	—	—	—	(43,168)	—	—	(43,168)
Other comprehensive loss	—	—	—	—	—	—	—	—	(3,338)	(3,338)
March 31, 2024	—	—	492,670,716	49	—	—	1,148,484	(667,786)	(1,801)	478,946
Net loss	—	—	—	—	—	—	—	(41,631)	—	(41,631)
Issuance of common stock under equity plans	—	—	3,639,159	1	—	—	2,844	—	—	2,845
Stock-based compensation	—	—	—	—	—	—	13,156	—	—	13,156
Issuance of common stock for acquisition	—	—	190,974	—	—	—	838	—	—	838
Other comprehensive income	—	—	—	—	—	—	—	—	1,026	1,026
June 30, 2024	—	—	496,500,849	50	—	—	1,165,322	(709,417)	(775)	455,180
Net loss	—	—	—	—	—	—	—	(51,939)	—	(51,939)
Issuance of common stock under equity plans	—	—	3,200,127	—	—	—	915	—	—	915
Stock-based compensation	—	—	—	—	—	—	12,591	—	—	12,591
Other comprehensive income	—	—	—	—	—	—	—	—	3,088	3,088
September 30, 2024	—	$—	499,700,976	$50	$—	$—	$1,178,828	$(761,356)	$2,313	$419,835
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(unaudited; in thousands)

	For the Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(145,287)	$(137,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,191	24,516
Stock-based compensation expense	52,894	39,944
Loss (gain) on disposal of assets	2,356	(2,356)
Loss on extinguishment of long-term debt	—	1,330
Amortization of debt issuance costs and discount	2,551	2,272
Noncash lease expense	5,975	4,437
Change in the fair value of contingent consideration	—	(218)
Accretion of marketable securities purchased at a discount	(1,599)	(2,272)
Deferred income taxes	(33,049)	2,310
Changes in operating assets and liabilities:
Accounts receivable, net	(19,442)	12,928
Contract assets	12,608	(36,510)
Inventories	(25,567)	(7,118)
Prepaids and other current assets	(17,455)	1,951
Other non-current assets	10,132	544
Trade payables	(1,634)	13,853
Accrued expenses	2,671	2,980
Employee benefits payables	43,417	3,525
Contract liabilities	(9,187)	27,791
Other current liabilities	(1,358)	4,088
Non-current lease liabilities	(8,269)	(4,321)
Other non-current liabilities	62	1,653
Net cash used in operating activities	(100,990)	(46,503)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and software	(106,631)	(45,539)
Proceeds on disposal of assets, net	397	11,756
Cash paid for business combination, net of acquired cash	(132,441)	—
Purchases of marketable securities	(187,780)	(149,548)
Maturities of marketable securities	179,822	102,930
Sale of marketable securities	3,383	—
Net cash used in investing activities	(243,250)	(80,401)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ATM Equity Offerings	865,453	—
Issuance costs related to ATM Equity Offerings	(20,134)	—
Proceeds from the exercise of stock options	2,539	2,074
Proceeds from Employee Stock Purchase Plan	7,751	4,098
Proceeds from sale of employees restricted stock units to cover taxes	80,659	14,991
Minimum tax withholding paid on behalf of employees for restricted stock units	(65,672)	(15,169)
Purchase of capped calls related to issuance of convertible senior notes	—	(43,168)
Proceeds from issuance of convertible senior notes	—	355,000
Proceeds from secured term loans	26,716	—
Repayments on secured term loan	(15,103)	(48,853)
Payment of debt issuance costs	(278)	(12,205)
Finance lease principal payments	(197)	(269)
Net cash provided by financing activities	881,734	256,499
Effect of exchange rate changes on cash and cash equivalents	(86)	763
Net increase in cash and cash equivalents and restricted cash	537,408	130,358
Cash and cash equivalents, and restricted cash, beginning of period	275,302	166,434
Cash and cash equivalents, and restricted cash, end of period	$812,710	$296,792

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$21,892	$14,238
Cash paid for income taxes	573	480
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unpaid purchases of property, equipment and software	9,933	2,146
Right-of-use assets obtained in exchange for new operating lease liabilities	36,652	—
Issuance of common stock for payment of accrued bonus	1,798	1,795
Accrued issuance costs in connection with ATM Equity Offerings	190	—
Common stock issued in acquisition, at fair value	137,653	838
Contingent consideration assumed at acquisition	18,258	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024 AND FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(unaudited; in thousands, except share and per share data)
1.DESCRIPTION OF THE BUSINESS
Rocket Lab Corporation (“Rocket Lab” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) is an end-to-end space company with an established track record of mission success headquartered in Long Beach, California and is the parent company for several wholly owned operating subsidiaries located in the United States, New Zealand, Canada and Australia. We deliver reliable launch services, spacecraft design services, spacecraft components, spacecraft manufacturing and other spacecraft and on-orbit management solutions that make it faster, easier and more affordable to access space. We operate one of the only private orbital launch ranges in the world, located in Mahia, New Zealand, enabling a unique degree of operational flexibility and control of customer launch manifests and mission assurance. While our business has historically been centered on the manufacture of small-class launch vehicles and related sale of launch services, we are currently innovating in the areas of medium-class launch vehicle and launch services, space systems design and manufacturing, on-orbit management solutions, and space data applications.
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
On an ongoing basis, our management evaluates estimates and assumptions including those related to revenue recognition, contract costs, loss reserves, valuation of stock-based compensation, deferred tax valuation allowances, goodwill, intangible assets and contingent consideration. We based our estimates on historical data and experience, as well as various other factors that our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results could differ from these estimates and assumptions.

Other Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2025, except for an update of an accounting policy with respect to Revenue Recognition. Refer to Note 2 - Significant Accounting Policies disclosed in the “Notes to Consolidated Financial Statements” in the Company’s Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 27, 2025, as amended by Form 10-K/A filed with the SEC on April 30, 2025.
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
3.REVENUES
The following table provides information about revenue by recognition model during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025			2024
Revenues by recognition model	Launch Services	Space Systems	Total	Launch Services	Space Systems	Total
Point-in-time	$22,763	$26,573	$49,336	$20,950	$23,585	$44,535
Over-time	18,158	87,586	105,744	—	60,273	60,273
Total revenue by recognition model	$40,921	$114,159	$155,080	$20,950	$83,858	$104,808

	Nine Months Ended September 30,
	2025			2024
Revenues by recognition model	Launch Services	Space Systems	Total	Launch Services	Space Systems	Total
Point-in-time	$97,494	$76,907	$174,401	$82,988	$51,509	$134,497
Over-time	25,665	222,081	247,746	38	169,291	169,329
Total revenue by recognition model	$123,159	$298,988	$422,147	$83,026	$220,800	$303,826
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
The following table presents the balances related to enforceable contracts as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Contract balances
Accounts receivable, net	$59,086	$36,440
Contract assets	52,785	63,108
Contract liabilities	(208,243)	(216,160)
Changes in contract liabilities for the three months ended September 30, 2025 were as follows:

Contract liabilities, at June 30, 2025	$223,432
Contract liabilities assumed at acquisition	1,235
Customer advances received or billed, net	67,388
Recognition of unearned revenue	(83,812)
Contract liabilities, at September 30, 2025	$208,243
Changes in contract liabilities for the nine months ended September 30, 2025 were as follows:

Contract liabilities, at December 31, 2024	$216,160
Contract liabilities assumed at acquisition	1,235
Customer advances received or billed, net	156,198
Recognition of unearned revenue	(165,350)
Contract liabilities, at September 30, 2025	$208,243
The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.
The net amount of revenue recognized in the aggregate from changes in the transaction price or estimated costs to complete associated with performance obligations satisfied in prior periods during the three and nine months ended September 30, 2025, was an upward adjustment to revenue of $10,302 and a downward adjustment of $4,712, respectively. For the three and nine months ended September 30, 2024, the impact was not material.
Included in the upward adjustment for the three months ended September 30, 2025, the Company recorded an upward adjustment to revenue of $13,269 related to an individual contract. This cumulative catch-up adjustment was recorded as a result of incorporating a reliable estimate of the costs to complete the contract due to unique mission security and launch risks. Included in the downward adjustment for the nine months ended September 30, 2025, the Company recorded a downward adjustment to revenue of $10,216 related to an individual contract. This cumulative catch-up adjustment resulted from changes in the estimated costs to complete the contract.

Backlog
The Company’s backlog represents the estimated transaction prices on performance obligations to the Company’s customers for which work remains to be performed. The amount of backlog increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of backlog when an enforceable agreement has been reached. Remaining backlog totaled $1,095,977 as of September 30, 2025, of which approximately 57% is expected to be recognized within 12 months, with the remaining 43% to be recognized beyond 12 months.
Concentration of Credit Risk and Significant Customers
As of September 30, 2025, the Company’s customer that accounted for 10% or more of the total accounts receivable, net, was as follows:

September 30, 2025
Government customer	15%
For the nine months ended September 30, 2025, the Company’s customer that accounted for 10% or more of the total revenue, was:

Nine Months Ended September 30, 2025
Government customer	29%
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
As of September 30, 2025 and December 31, 2024, the Company had $4,500 and $4,200 customer financing receivable in prepaids and other currents assets, respectively and $12,563 and $15,567 customer financing receivable in other non-current assets, respectively, on the condensed consolidated balance sheets. Customer financing interest income for the three and nine months ended September 30, 2025 was $407 and $1,284, respectively. Customer financing interest income for the three and nine months ended September 30, 2024 was $406 and $887, respectively.
4.BUSINESS COMBINATION
GEOST
On August 12, 2025, the Company closed the acquisition of GEOST LLC ( “GEOST”) pursuant to a Stock Purchase Agreement (the “GEOST Purchase Agreement”), by and among Rocket Lab USA, LightRidge Solutions Holdings LP (“LightRigde Solutions”), and LightRidge Interco Solutions Holdings, Inc. (“LightRidge Interco”), which provided for, among other things, the Company’s purchase and acquisition of all of the issued and outstanding shares of common stock of LightRidge Interco, the owner of GEOST.
Pursuant to the terms of the GEOST Purchase Agreement, all of the issued and outstanding shares of LightRidge Interco were purchased in exchange for aggregate consideration of $275,000, consisting of approximately $125,000 in cash and 3,057,588 shares of common stock, subject in each case to customary adjustments at closing, including for cash, working capital, transaction expenses and indebtedness (the “Transaction”). Additionally, the Purchase Agreement provides for up to $50,000 in potential additional post-closing cash earnout payments to LightRidge Solutions tied to revenue targets of the GEOST business for 2026 and 2027. Refer to the table below under “Acquisition Consideration” for additional information.

Acquisition Consideration
The following table presents the purchase consideration and the estimates of the preliminary fair value of the assets acquired and the liabilities assumed by the Company in the acquisition:

August 12, 2025
Cash consideration	$133,721
Fair value of common stock issued (1)	137,653
Contingent consideration (2)	18,258
Purchase consideration	$289,632

Description
Cash and cash equivalents	$1,280
Accounts receivable	3,196
Contract assets	2,280
Inventories	402
Prepaids and other current assets	1,079
Property, plant and equipment	4,540
Intangible assets	183,300
Right-of-use assets - operating leases	6,188
Other non-current assets	424
Trade payables	(3,473)
Accrued expenses	(200)
Employee benefits payable	(3,456)
Contract liabilities	(1,235)
Other current liabilities	(8,097)
Non-current operating lease liabilities	(4,891)
Deferred tax liabilities	(38,394)
Identifiable net assets acquired	142,943
Goodwill	146,689
Total purchase price	$289,632
_____________________________________
(1) The Company issued 3,057,588 shares of common stock, with the fair value determined based on the Company’s common stock closing price of $45.02 on August 11, 2025.
(2) The contingent consideration, to be paid in cash, was classified as a liability and included in other non-current liabilities on the Company’s condensed consolidated balance sheets. To estimate the fair value of the contingent consideration liability, management valued the earn-out based on the likelihood of reaching certain revenue targets. At the acquisition date, the fair value of the contingent consideration payable was measured based on a Monte Carlo simulation utilizing projections about future performance. Significant inputs at acquisition include revenue volatility of 29%, discount rate of 10% and projected financial information.

The following is a summary of preliminary identifiable intangible assets acquired and the related expected lives for the finite-lived intangible assets:

Type	Estimated Life in Years	Fair Value
Developed technology	10	$172,300
Backlog	5	11,000
Total identifiable intangible assets acquired		$183,300
Goodwill of $146,689 was recorded for the GEOST acquisition, representing the excess of the purchase price over the fair value of the identifiable net assets. The goodwill has been allocated to the space systems operating segment, reflecting the strategic operations of this operating segment. Goodwill recognized primarily represents the future revenue and earnings potential and certain other assets which were acquired, but that do not meet the recognition criteria, such as assembled workforce. The majority of goodwill is not expected to be deductible for income tax purposes.
The Company’s condensed consolidated statements of operations for the three months ended September 30, 2025 includes revenues and operating loss of $4,998 and $2,140, respectively, related to the GEOST acquisition.
Measurement Period
During the measurement period, the Company will continue to obtain information to assist in determining the fair value of net assets acquired, which may differ materially from these preliminary estimates. Specifically, the Company is evaluating outstanding matters, including but not limited to, legal contingencies, other receivables, tax-related items, other assets and projection assumptions. Measurement period adjustments, if applicable, will be applied in the reporting period in which the adjustment amounts are determined.
Unaudited Pro Forma Information
The unaudited consolidated financial information summarized in the following table gives effect to the GEOST acquisition assuming it occurred on January 1, 2024. These unaudited consolidated pro forma operating results do not assume any impact from revenue, cost or other operating synergies that are expected as a result of the acquisitions. These unaudited consolidated pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the acquisition occurred on January 1, 2024, nor does the information project results for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$157,170	$110,997	$441,188	$367,634

Net loss	$(28,571)	$(63,395)	$(167,141)	$(156,627)

5.CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES
Cash and cash equivalents and marketable securities consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$807,875	$271,042
Marketable securities, current	168,865	147,948
Marketable securities, non-current	46,202	60,686
Total cash and cash equivalents and marketable securities	$1,022,942	$479,676
As of September 30, 2025, cash equivalents and marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market accounts	$687,331	$—	$—	$687,331	$687,331	$—
Certificates of deposit	13,063	10	—	13,073	—	13,073
Commercial paper	17,569	9	(1)	17,577	—	17,577
Corporate debt securities	101,109	216	(2)	101,323	—	101,323
Yankee bonds	5,028	14	—	5,042	—	5,042
U.S. Treasury securities	45,203	59	(1)	45,261	4,987	40,274
Mortgage- and asset-backed securities	37,646	132	—	37,778	—	37,778
Total	$906,949	$440	$(4)	$907,385	$692,318	$215,067
The following table presents the Company’s marketable securities with unrealized losses by investment category and the length of time the marketable securities have been in a continuous loss position as of September 30, 2025:

	In Loss Position for Less than 12 Months		In Loss Position for Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	3,451	(1)	$—	$—	$3,451	$(1)
Corporate debt securities	3,708	(1)	2,054	(1)	5,762	(2)
U.S. Treasury securities	8,932	(1)	—	—	8,932	(1)
Total	$16,091	$(3)	$2,054	$(1)	$18,145	$(4)
The Company has not observed a significant deterioration in credit quality of these securities, which are highly rated with moderate to low credit risk. Declines in value are largely attributable to current global economic conditions. The securities continue to make timely principal and interest payments, and the fair values are expected to recover as they approach maturity. The Company does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell the securities, before the respective recoveries of their amortized cost bases, which may be maturity. As of September 30, 2025, the Company had not recognized an allowance for credit losses on any marketable securities in an unrealized loss position.
The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of September 30, 2025:

	Amortized Cost	Fair Value
Due within one year	$860,917	$861,183
Due within one to two years	46,032	46,202
Total	$906,949	$907,385

6.FAIR VALUE OF FINANCIAL INSTRUMENTS
As of September 30, 2025 and December 31, 2024 the following financial assets and liabilities are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$687,331	$—	$—	$687,331
U.S. Treasury securities	4,987	—	—	4,987
Marketable securities, current:
Certificates of deposit	—	13,073	—	13,073
Commercial paper	—	17,577	—	17,577
Corporate debt securities	—	96,427	—	96,427
Yankee bonds	—	3,242	—	3,242
U.S. Treasury securities	37,261	—	—	37,261
Mortgage- and asset-backed securities	—	1,285	—	1,285
Marketable securities, non-current
Corporate debt securities	—	4,896	—	4,896
Yankee bonds	—	1,800	—	1,800
U.S. Treasury securities	3,013	—	—	3,013
Mortgage- and asset-backed securities	—	36,493	—	36,493
Total	$732,592	$174,793	$—	$907,385
Liabilities:
Other non-current liabilities:
Contingent consideration	$—	$—	$18,258	$18,258
Total	$—	$—	$18,258	$18,258

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$211,619	$—	$—	$211,619
Marketable securities, current:
Certificates of deposit	—	21,795	—	21,795
Commercial paper	—	10,109	—	10,109
Corporate debt securities	—	57,589	—	57,589
Yankee bonds	—	2,208	—	2,208
U.S. Treasury securities	55,568	—	—	55,568
Mortgage- and asset-backed securities	—	680	—	680
Marketable securities, non-current
Corporate debt securities	—	28,887	—	28,887
Yankee bonds	—	378	—	378
U.S. Treasury securities	10,552	—	—	10,552
Mortgage- and asset-backed securities	—	20,869	—	20,869
Total	$277,739	$142,515	$—	$420,254
The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

There were no transfers between fair value measurement levels during the nine months ended September 30, 2025.
Contingent Consideration
The Company recorded a contingent consideration liability related to potential earnout payments based on revenue targets pursuant to the GEOST Purchase Agreement. The estimated fair value of the contingent consideration is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.
The following table presents contingent consideration obligations measured on a recurring basis using Level 3 inputs as of September 30, 2025 and December 31, 2024:

December 31, 2024	$—
Acquisition-related contingent consideration	18,258
September 30, 2025	$18,258
Convertible Senior Notes
The Company measures the fair value of its convertible senior notes on a quarterly basis for disclosure purposes. The Company considers the fair value of its convertible senior notes as of September 30, 2025 to be a Level 2 measurement due to limited trading activity of the convertible senior notes. As of September 30, 2025, the net carrying amount of the convertible senior notes was $347,014, with unamortized discount and debt issuance costs of $7,986. As of September 30, 2025, the total estimated fair value (Level 2) of the convertible senior notes was $3,320,549. The fair value was determined based on the closing trading price of the convertible senior notes as of the last day of trading for the period.
7.INVENTORIES
Inventories as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Raw materials	$66,468	$50,650
Work in process	69,985	60,462
Finished goods	8,546	7,962
Total inventories	$144,999	$119,074
8.PREPAIDS AND OTHER CURRENT ASSETS
Prepaids and other current assets as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Prepaid expenses and deposits	$58,270	$38,041
Government grant receivables	4,231	7,783
Customer financing receivables	4,500	4,200
Other current assets	15,812	4,985
Total prepaids and other current assets	$82,813	$55,009

9.PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Buildings and improvements	$73,191	$68,631
Machinery, equipment, vehicles and office furniture	165,735	127,577
Computer equipment, hardware and software	19,705	16,204
Launch site assets	23,104	20,726
Construction in process	79,950	27,285
Property, plant and equipment—gross	361,685	260,423
Less accumulated depreciation and amortization	(83,682)	(65,585)
Property, plant and equipment—net	$278,003	$194,838
Depreciation expense recorded in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2025 and 2024 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation expense	2025	2024	2025	2024
Cost of revenues	$2,884	$2,443	$9,007	$8,109
Research and development, net	1,984	1,511	5,658	3,943
Selling, general and administrative	1,496	690	3,022	1,993
Total depreciation expense	$6,364	$4,644	$17,687	$14,045
10.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The carrying amount of goodwill for the Space Systems reportable segment was $217,709 and $71,020 as of September 30, 2025 and December 31, 2024, respectively.
Intangible Assets
The components of intangible assets consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Developed technology	$230,165	$(31,168)	$198,997
Capitalized software	14,346	(10,881)	3,465
Customer relationships	16,105	(5,455)	10,650
Trademarks and tradenames	10,101	(3,234)	6,867
Backlog	14,491	(3,793)	10,698
Other	1,393	(586)	807
Indefinite-Lived Intangible Assets
In-process technology	500	—	500
Total	$287,101	$(55,117)	$231,984

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Developed technology	$57,865	$(23,512)	$34,353
Capitalized software	13,757	(9,873)	3,884
Customer relationships	16,086	(4,472)	11,614
Trademarks and tradenames	10,098	(2,610)	7,488
Backlog	3,491	(3,491)	—
Other	1,320	(522)	798
Indefinite-Lived Intangible Assets
In-process technology	500	—	500
Total	$103,117	$(44,480)	$58,637
Amortization expense recorded in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2025 and 2024, respectively consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues	$4,168	$1,780	$7,788	$5,332
Research and development, net	4	13	9	36
Selling, general and administrative	1,064	1,204	2,723	3,720
Total amortization expense	$5,236	$2,997	$10,520	$9,088
The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2025:

2025 (for the remaining period)	$7,688
2026	29,676
2027	28,660
2028	27,607
2029	25,334
Thereafter	112,519
Total	$231,484
11.LOAN AGREEMENTS
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

The Notes accrue interest at a rate of 4.250% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2024. The Notes mature on February 1, 2029, unless earlier converted, redeemed or repurchased. Before November 1, 2028, noteholders have the right to convert their Notes only during the following circumstances: (i) during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, (ii) during the five consecutive business day period after any 10 consecutive trading day period, or the measurement period, in which the trading price per $1 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day, (iii) upon the occurrence of certain corporate events or distributions specified in the Indenture or (iv) if the Company calls such Notes for redemption. From and after November 1, 2028, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 195.1029 shares of common stock per $1 principal amount of Notes, which represents an initial conversion price of approximately $5.13 per share of common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of September 30, 2025, the holder of the Notes have the right to convert between October 1, 2025 and December 31, 2025 because the Company’s common stock price exceeded the applicable conversion price by 130% for the specified period of time during the quarter ended September 30, 2025.
When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. As of September 30, 2025, the Company had not received a notice from the holders. However, subsequent to September 30, 2025, the Company did receive notices from holders (see Note 20). As of September 30, 2025, the Company cannot be required to settle the Notes in cash and has the intent and ability to settle in common stock, therefore, the Notes were classified as non-current liabilities on the Company’s consolidated balance sheet.
As of September 30, 2025, there was $355,000 outstanding under the Notes, before unamortized discount and debt issuance costs of $7,986. As of September 30, 2025, the effective interest rate under the Notes was 5.0%.
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
As of September 30, 2025, there was $68,178 outstanding under the Trinity Loan Agreement, before unamortized discount and debt issuance and end of term costs of $1,537, of which $17,090 is classified as current installments of long-term borrowings in the Company’s condensed consolidated balance sheets, with the remainder classified as long-term borrowings, net, excluding current installments. As of September 30, 2025, the effective interest rate under the Trinity Loan Agreement was 15.7%. The Company is required to pay end of term charges of $700 and $250 upon repayment of the Effective Date Draw and the March 2025 Draw, respectively.
The future principal payments under the Trinity Loan Agreement as of September 30, 2025 were as follows:

2025 (for the remaining period)	$4,059
2026	17,691
2027	20,324
2028	18,401
2029	6,067
Thereafter	1,636
Total	$68,178

12.STOCKHOLDERS’ EQUITY
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

At-The-Market Offerings
On March 11, 2025, the Company entered into an ATM Equity Offering Sales Agreement (the “March Sales Agreement”) with BofA Securities, Inc., Cantor Fitzgerald & Co., Stifel, Nicolaus & Company, Incorporated and TD Securities (USA) LLC (collectively, the “March Sales Agents”), pursuant to which the Company offered and sold, from time to time, shares of its common stock having an aggregate offering price of up to $500,000 through the March Sales Agents, acting as its agents, or directly to the March Sales Agents, acting as principal (the “March ATM Equity Offering”).
On September 15, 2025, the Company entered into an ATM Equity Offering Sales Agreement (the “September Sales Agreement”) with BofA Securities, Inc., Cantor Fitzgerald & Co., BTIG, LLC, KeyBanc Capital Markets Inc., Citizens JMP Securities, LLC, Needham & Company, LLC and Roth Capital Partners, LLC (collectively, the “September Sales Agents”), pursuant to which the Company may offer and sell, from time to time, the shares of its common stock having an aggregate offering price of up to $750,000 through the September Sales Agents, acting as its agents, or directly to the September Sales Agents, acting as principal (the “September ATM Equity Offering”, and together with the March ATM Equity Offering, the “ATM Equity Offerings”). In connection with entering into the September Sales Agreement, the Company terminated the March ATM Equity Offering and the March Sales Agreement.
As of September 30, 2025, the Company had sold 15,142,133 shares of common stock and generating $396,647 in gross proceeds, before deducting $9,584 in underwriting discounts, commissions and other expenses under the terminated March ATM Equity Offering.
As of September 30, 2025, the Company had sold 9,591,839 shares of common stock and generating $468,806 in gross proceeds, before deducting $10,740 in underwriting discounts, commissions and other expenses under the September ATM Equity Offering.
13.STOCK-BASED COMPENSATION
Equity Incentive Plans
The Company has a single active equity incentive plan, the Rocket Lab 2021 Stock Option and Incentive Plan (the “2021 Plan”), with the objective of attracting and retaining available employees and directors by providing stock-based and other performance-based compensation. The Rocket Lab 2013 Stock Option and Grant Plan (the “2013 Plan”) was terminated, but outstanding awards granted thereunder remain governed by it. The 2021 Plan provides for the grant of equity awards to officers, employees, directors and other key employees as well as service providers which include incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards, restricted stock units or any combination of the foregoing any of which may be performance based, as determined by the Company’s Compensation Committee. An aggregate of 59,875,000 shares were initially reserved for the issuance of awards under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan automatically increases each January 1, beginning on January 1, 2022, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. The Company was authorized to issue up to 106,707,030 shares of common stock as equity awards to participants under the 2021 Plan as of September 30, 2025. There were 91,988,230 shares of common stock available for grant as of September 30, 2025.
Total stock-based compensation recorded in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2025 and 2024 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock-based compensation	2025	2024	2025	2024
Cost of revenues	$3,539	$3,029	$12,351	$10,205
Research and development, net	5,588	4,626	16,055	13,660
Selling, general and administrative	6,600	5,241	24,488	16,079
Total stock-based compensation expense	$15,727	$12,896	$52,894	$39,944
Options
Options issued to all optionees under the 2013 Plan vested over four years from the date of issuance (or earlier vesting start date, as determined by the board of directors) as follows: 25% on the first anniversary of date of grant and the remaining vest monthly over the remaining vesting term. All options had vested as of September 30, 2025.

Restricted Stock Units
During the nine months ended September 30, 2025 and 2024, the Company granted 1,609,492 and 16,677,693 restricted stock units, respectively, to certain key employees pursuant to the 2021 Plan. The time-based service vesting condition is generally satisfied over periods of approximately four years as the employees provide service.
As of September 30, 2025, the total unrecognized compensation expense related to unvested performance-based restricted stock units granted under the 2021 Plan was $114,750 and will be recognized upon vesting.
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
During the nine months ended September 30, 2025 and 2024, 321,734 shares and 728,183 shares of common stock were issued under the 2021 ESPP, respectively. As of September 30, 2025, 19,861,563 shares remain available for issuance under the 2021 ESPP. Total ESPP stock-based compensation recorded in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 was $1,446 and $4,539, respectively. Total ESPP stock-based compensation recorded in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 was $409 and $2,069, respectively. As of September 30, 2025, the total unrecognized compensation expense related to the 2021 ESPP was $1,508 and will be recognized over the remaining offering period.
14.LEASES
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
During the nine months ended September 30, 2025, the Company commenced a barge lease and recognized an initial right-of-use operating lease asset and liability of $15,979 and extended a facility lease and recognized a right-of-use operating lease asset and liability adjustment of $14,694. There have been no other material changes in the Company’s lease portfolio since December 31, 2024.
15.COMMITMENTS AND CONTINGENCIES
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
The provision for contract losses outstanding as of September 30, 2025, which primarily is related to the solar panel module agreement, was $5,377 included in other current liabilities in the Company’s condensed consolidated balance sheets.
16.INCOME TAXES
Income tax provision and the effective tax rate for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Benefit (provision) for income taxes	$41,091	$(944)	$38,966	$(89)
Effective tax rate	69.2%	(1.9)%	21.1%	(0.1)%
The tax provisions for the three and nine months ended September 30, 2025 and 2024 were computed using the estimated effective tax rates projected to be applicable for domestic and international taxable jurisdictions for the full year as adjusted for discrete items arising during each quarter.
The effective tax rate differs from the federal statutory rate due primarily to a full valuation allowance against our U.S. deferred tax assets, including the release of the valuation allowance related to the deferred tax liability from the GEOST acquisition, as well as the impact of discrete items that may occur in any given year but which are not consistent from year-to-year.
Due to its net operating loss carryforwards, the Company remains subject to examination for U.S. federal and state jurisdictions for all years beginning with the year ended March 31, 2016. The Company's foreign subsidiaries are generally subject to examination within four years the end of the tax year during which the tax return was filed.
The Company does not anticipate significant changes to occur to its uncertain tax positions within the next 12 months.
Tax Legislation
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB”) was enacted. Key income tax-related provisions of the OBBB include repeal of mandatory capitalization of domestic research and development expenditures under Internal Revenue Code Section 174 (reinstating full expensing beginning in 2025) and revisions to international tax regimes, among other provisions. The Company has incorporated the applicable changes from the OBBB in its interim financial statements. The OBBB does not significantly impact the Company’s provision for income taxes.
17.NET LOSS PER SHARE
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
Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method and the if-converted method, whichever is more dilutive. Potentially dilutive shares are comprised of restricted stock units, stock options and shares underlying our convertible senior notes. For the three and nine months ended September 30, 2025 and 2024, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net loss attributable to common stockholders-basic and diluted	$(18,257)	$(51,939)	$(145,287)	$(137,830)
Denominator
Weighted average common shares outstanding-basic and diluted	528,725,980	497,701,715	516,560,266	493,976,025
Net loss per share attributable to stockholders-basic and diluted	$(0.03)	$(0.10)	$(0.28)	$(0.28)
The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	September 30,
	2025	2024
Stock options and restricted stock units	19,444,682	31,518,080
Common stock warrants	—	728,835
Shares underlying our convertible senior notes	69,261,530	69,261,530
18.SEGMENTS
The Company’s Chief Operating Decision Maker reviews financial information presented based on a management approach for the purposes of making operating decisions, assessing financial performance and allocating resources. The Company manages its business primarily based upon two operating segments, launch services and space systems. Each of these operating segments represents a reportable segment. Launch Services provides launch and launch related services to customers on a dedicated mission or ride share basis. Space systems is predominately comprised of spacecraft components and spacecraft manufacturing. Although some of the Company’s contracts with customers contain elements of space systems and launch services, each reporting segment is managed separately to better align with customer’s needs and the Company’s growth plans. For contracts with customers that contain both space systems and launch services elements, revenues for each reporting segment are generally allocated based upon the overall costs incurred for each of the reporting segments in comparison to total overall costs of the contract. The following table shows information by reportable segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025		2024
	Launch Services	Space Systems	Launch Services	Space Systems
Revenues	$40,921	$114,159	$20,950	$83,858
Cost of revenues	17,163	80,603	14,988	61,824
Gross profit	$23,758	$33,556	$5,962	$22,034

	Nine Months Ended September 30,
	2025		2024
	Launch Services	Space Systems	Launch Services	Space Systems
Revenues	$123,159	$298,988	$83,026	$220,800
Cost of revenues	77,964	205,234	60,886	163,608
Gross profit	$45,195	$93,754	$22,140	$57,192

The following table shows information by reportable segment by products and services for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025		2024
	Launch Services	Space Systems	Launch Services	Space Systems
Products:
Revenues	$—	$104,042	$—	$79,419
Cost of revenues	—	72,841	—	58,448
Gross profit	$—	$31,201	$—	$20,971

Services:
Revenues	$40,921	$10,117	$20,950	$4,439
Cost of revenues	17,163	7,762	14,988	3,376
Gross profit	$23,758	$2,355	$5,962	$1,063

	Nine Months Ended September 30,
	2025		2024
	Launch Services	Space Systems	Launch Services	Space Systems
Products:
Revenues	$—	$277,571	$—	$205,848
Cost of revenues	—	188,402	—	153,215
Gross profit	$—	$89,169	$—	$52,633

Services:
Revenues	$123,159	$21,417	$83,026	$14,952
Cost of revenues	77,964	16,832	60,886	10,393
Gross profit	$45,195	$4,585	$22,140	$4,559
Management does not regularly review either reporting segment’s total assets or operating expenses. This is because in general, the Company’s long-lived assets, facilities, and equipment are shared by each reporting segment.
19.RELATED PARTY TRANSACTIONS
On January 7, 2025, the Preferred Stock Exchange was consummated and the Company filed the Certificate of Designation with the Secretary of State of the State of Delaware, which became effective upon filing. At the Closing, the Company issued 50,951,250 shares of Preferred Stock to the Trust. On June 17, 2025, the Trust converted 5,000,000 shares of the Preferred Stock to common stock on a one-for-one basis in accordance with the Certificate of Designation. See Note 12 for additional information on the Preferred Stock Exchange.
As of September 30, 2025 and December 31, 2024, there are no amounts due to or from related parties.
20.SUBSEQUENT EVENTS
Notes Conversion
Subsequent to September 30, 2025, and through the date these financial statements were issued, the Company received conversion notices for $192,022 aggregate principal amount of Notes. These conversions resulted in the issuance of 37,464,040 shares of common stock in accordance with the terms of the Indenture governing the Notes.

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
While our business has historically been centered on the manufacture of small-class launch vehicles and the related sale of launch services, we are currently innovating in the areas of medium-class launch vehicle and launch services, space systems design and manufacturing, on-orbit management solutions, space data applications and optical systems. Each of these initiatives addresses a critical component of the end-to-end solution and our value proposition for the space economy:
•Launch Services is the design, manufacture, and launch of orbital rockets to deploy payloads to various Earth orbits and interplanetary destinations.
•Space Systems is the design and manufacture of spacecraft components and spacecraft program management services, space data applications, mission operations and optical systems.
Electron is our orbital small launch vehicle that was designed from the ground up to accommodate a high launch rate business model to meet the growing and dynamic needs of our customers for small launch services. Since its maiden launch in 2017, Electron has become the leading small spacecraft launch vehicle delivering over 200 spacecraft to orbit for government and commercial customers across 68 successful missions through September 30, 2025. In 2024, Electron was the second most frequently orbital launched rocket by companies operating in the United States and the second most frequent orbital launcher globally. Our launch services program has seen us develop many industry-leading innovations, including 3D printed electric turbo-pump rocket engines, fully carbon composite first stage fuel tanks, a private orbital launch complex, a rocket stage that can be configured to convert into a highly capable spacecraft on orbit, and the potential ability to successfully recover a stage from space, providing a path to reusability.
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

Our space systems initiatives are supported by the design and manufacture of our spacecraft family along with a range of components, software and services for spacecraft, including reaction wheels, star trackers, radios, separation systems, solar solutions, command and control spacecraft software, high voltage space grade battery solutions, optical systems and additional products in development to serve a wide variety of sub-system functions. We entered this market with our acquisition of leading spacecraft components manufacturer Sinclair Interplanetary, and have since expanded our market participation with the acquisitions of Planetary Systems Corporation, SolAero Technologies Corp., Advanced Solutions, Incorporated and Geost LLC. Each of these strategic acquisitions brought incremental vertically-integrated capabilities for our own spacecraft family and also enabled Rocket Lab to deliver high-volume manufacturing of critical spacecraft components and software solutions at scale prices to the broader spacecraft merchant market. Our spacecraft family, which are configurable for a range of low Earth orbit, medium Earth orbit, geosynchronous orbit and interplanetary missions enable us to offer an end-to-end mission solution encompassing launch, full spacecraft manufacturing, ground services, mission operations and optical systems to provide customers with streamlined access to orbit with Rocket Lab as a single mission partner.
Recent Developments
Mynaric
On September 25, 2025, we entered into a Stock Purchase Agreement (together with the ancillary documents thereto, the “Mynaric Purchase Agreement”), by and among the Company, Rocket Lab USA (“Buyer”), OC III LVS LIII LP, a Delaware limited partnership (“OC III”) and CO Finance II LVS I LLC, a Delaware limited liability company (“COF II” and together with OC III, the “Sellers”), which provides for, among other things, Buyer’s purchase and acquisition of all of the issued and outstanding ordinary shares of Mynaric AG, a stock corporation (Aktiengesellschaft) incorporated under the laws of the Federal Republic of Germany (“Mynaric”).
Pursuant to the terms of the Mynaric Purchase Agreement, all of the issued and outstanding ordinary shares of Mynaric will be purchased in exchange for aggregate consideration of $75 million, consisting of cash or common stock, at our discretion, subject to adjustments at closing (the “Mynaric Transaction”). Additionally, the Mynaric Purchase Agreement provides for up to $75 million in potential additional post-closing earnout payments to the Sellers in cash or common stock based on revenue targets of the Mynaric business for 2025, 2026 and 2027. The initial closing purchase price will also be increased (and the potential earnout consideration correspondingly decreased) to the extent of any additional cash investment by the Sellers or their affiliates in Mynaric after completion of the StaRUG restructuring proceedings under German law on May 28, 2025 and before the closing of the acquisition.
The Mynaric Purchase Agreement contains representations, warranties, covenants and closing conditions from and for the benefit of each of us and the Sellers that are customary for transactions of this kind. We have also agreed to file a resale registration statement with respect to our common stock issued in the Mynaric Transaction, if any, within 30 days after the closing date, subject to certain customary exceptions and requirements as well as customary selling securityholder indemnities with respect to such registration rights. The Transaction is subject to regulatory approval by the German Ministry of Foreign Affairs.
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

Government Shutdown
The ongoing U.S. government shutdown, which began on October 1, 2025, has affected our business operations. A significant portion of our revenues and cash flow are derived from U.S. government contracts, the shutdown has and continues cause delays in anticipated contract awards and payments. We are also actively monitoring the situation and assessing its potential effects on our operations, some of the impacts include:
•U.S. State Department delays impacting our ability to timely obtain the necessary licenses to support launches for foreign customers as well as the delay in processing of U.S. visa application for foreign Rocket Lab personnel;
•Reduced government support for U.S. missions and programs, including the furlough of civilian employees, which have reduced communication and increased response times; and
•Reduction of workforce at critical mission sites such as at our Wallops facility.
A prolonged shutdown could negatively impact our business, financial condition, and operating results.
Key Factors Affecting Our Performance
Ability to timely develop and successfully deploy Neutron launch vehicle
Our future results will depend on the success of the development and commercial acceptance of our Neutron medium-capacity launch vehicle. While we have made significant progress across Neutron’s structures and infrastructure to date, including engine testing and initial production execution, the commercial development of a new launch vehicle is inherently time consuming and involves numerous risks throughout the engineering and manufacturing development cycle, hardware and systems testing, and infrastructure readiness, any of which could create further delays in reaching the initial launch and future launches of the completed vehicle. In addition, even if we succeed in developing Neutron to a successful initial launch, we could be unsuccessful in developing the ability to produce these launch vehicles in quantities and with the necessary quality manufacturing system that ensures each vehicle and engines perform as required or meet our expectations for future launch cadence. Any delay in the production of the Neutron launch vehicle or in our ability to produce these launch vehicles at our expected rate of production and with a reliable quality management system could have a material impact on customer acceptance as well as our future revenue, financial condition and results of operations. Additional delays or setbacks in Neutron development may require more research, development and capital expenditures than we currently anticipate, which could adversely affect our liquidity and capital resources in future periods.
Ability to sell additional launch services, space systems service and spacecraft components to new and existing customers
Our results will be impacted by our ability to sell our launch services, space systems services, and spacecraft components to new and existing customers. We have successfully launched Electron 68 times delivering over 200 spacecraft to orbit, including one suborbital launch, through September 30, 2025. We have flight hardware and spacecraft that have flown on over 1,800 missions, including legacy missions enabled by Sinclair Interplanetary (acquired April 2020), Advanced Solutions, Incorporated (acquired October 2021), Planetary Systems Corporation (acquired November 2021), SolAero Technologies Corp. (acquired January 2022) and GEOST LLC (acquired August 2025). Our growth opportunity is dependent on our ability to expand our addressable launch services market with larger volumetric and higher mass payload capabilities of our in-development medium-capacity Neutron launch vehicle, which will address large commercial and government constellation launch opportunities. Our growth opportunity is also dependent on our ability to win spacecraft constellation missions and expand our portfolio of strategic spacecraft components. Our ability to sell additional products to existing customers is a key part of our success, as follow-on purchases indicate customer satisfaction and decrease the likelihood of competitive substitution. To sell additional products and services to new and existing customers, we will need to continue to invest significant resources in our products and services.
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
Launch Vehicle Build-Rate and Launch Cadence
We built approximately 12 Electron launch vehicles in 2022, approximately 11 Electron launch vehicles in 2023 and approximately 14 Electron launch vehicles in 2024. We built approximately 17 Electron launch vehicles through the nine months ended September 30, 2025. We launched nine Electron vehicles in 2022, ten Electron vehicles in 2023 and 16 Electron vehicles in 2024. We have launched 14 Electron vehicles through the nine months ended September 30, 2025. Growth rates between launches and total launch service revenue are not perfectly correlated because our total revenue is affected by other variables, such as the revenue per launch, which can vary considerably based on factors such as unique orbit and insertion requirements, payload handling needs, launch location, time sensitivity of mission completion, method of revenue recognition and other factors.
Revenue Growth
Three Months Ended September 30, 2025 and 2024
We generated $155.1 million and $104.8 million in revenue for the three months ended September 30, 2025 and 2024, respectively, representing a year-on-year increase in revenue of approximately 48%. This year-on-year increase resulted from space systems revenue growth of $30.3 million, primarily driven by satellite manufacturing, and an increase in launch revenue of $20.0 million. Launch revenue growth was due to a higher launch cadence with four Electron launch missions completed in the three months ended September 30, 2025, versus three launch missions completed in the three months ended September 30, 2024, revenue recognized on over-time Electron launch missions, an increase in other launch revenue, which includes termination and study revenue, and a higher revenue per launch on point-in-time Electron launch missions.
Nine Months Ended September 30, 2025 and 2024
We generated $422.1 million and $303.8 million in revenue for the nine months ended September 30, 2025 and 2024, respectively, representing a year-on-year increase in revenue of approximately 39%. This year-on-year increase resulted from space systems revenue growth of $78.2 million, primarily driven by satellite manufacturing, and an increase in launch revenue of $40.1 million. Launch revenue growth was due to a higher launch cadence with 14 Electron launch missions completed in the nine months ended September 30, 2025, versus 11 launch missions completed in the nine months ended September 30, 2024, an increase in other launch revenue, which includes termination and study revenue, and a higher revenue per launch.
Revenue and Cost Per Launch
Revenue per launch represents the average transaction price attributable to launch contract performance obligations during the period in which the launch occurs, regardless of whether the revenue is recognized as point-in-time or over-time method of revenue recognition. This metric provides insight into general competitiveness and price sensitivity in the marketplace. Revenue per launch can vary considerably, based on factors such as unique orbit and insertion requirements, payload handling needs, launch location, time sensitivity of mission completion and other factors, and as such may not provide absolute clarity with regards to pricing and competitive dynamics in the marketplace. Cost per launch is calculated by taking actual costs of the launch vehicles that occur in the period, regardless of whether the costs were recognized at point-in-time or over-time method and all period costs in the period of launch.
Three Months Ended September 30, 2025 and 2024
In the three months ended September 30, 2025 and 2024, our revenue value per launch was $10.1 million and $7.0 million, respectively. Meanwhile, cost per launch for the three months ended September 30, 2025 and 2024 was $5.9 million and $5.0 million, respectively. The increase in revenue and cost per launch reflects changes in customer mix and mission complexity during the period in which the launches occurred.

Nine Months Ended September 30, 2025 and 2024
In the nine months ended September 30, 2025 and 2024, our revenue value per launch was $8.2 million and $7.5 million, respectively. Meanwhile, cost per launch for the nine months ended September 30, 2025 and 2024 was $5.5 million and $5.5 million, respectively. Revenue per launch can fluctuate depending on customer mix, mission type, and other factors during the periods in which launches occurred.
Backlog
Backlog represents future revenues that we would recognize in connection with the completion of all contracts and purchase orders that have been entered into by our customers but have not yet been fulfilled, excluding any customer options for future products or services that have not yet been exercised. Contracts for launch services and spacecraft builds typically include termination rights that may be exercised by customers upon advanced notice and payment of a specified termination fee. Our backlog increased from $1,067.0 million as of December 31, 2024 to $1,096.0 million as of September 30, 2025, of which $586.3 million is related to space systems and $509.7 million is related to launch services. The increase was primarily a result of continued bookings during the period and the acquisition of GEOST, partially offset by recognizing revenue on contracts during the period.
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
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of personnel-related expenses for our sales, marketing, supply chain, finance, legal, human resources and administrative personnel, as well as the costs of customer service, information technology, risk management and related insurance, travel, allocated overhead, other marketing, communications and administrative expenses and transaction expenses. We also expect to further invest in our corporate infrastructure and incur additional expenses associated with operating as a public company, including increased legal and accounting costs, investor relations and compliance costs. As a result, we expect that selling, general and administrative expenses will increase in absolute dollars in future periods but decline as a percentage of total revenue over time.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
The following table sets forth our consolidated statements of operations information and data as a percentage of revenue for the three months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,
	2025		2024
	$	%	$	%
Revenues	$155,080	100.0%	$104,808	100.0%
Cost of revenues	97,766	63.0%	76,812	73.3%
Gross profit	57,314	37.0%	27,996	26.7%
Operating expenses:
Research and development, net	70,694	45.6%	47,723	45.5%
Selling, general and administrative	45,589	29.4%	32,172	30.7%
Total operating expenses	116,283	75.0%	79,895	76.2%
Operating loss	(58,969)	(38.0)%	(51,899)	(49.5)%
Other income (expense):
Interest expense, net	(590)	(0.4)%	(454)	(0.4)%
Gain (loss) on foreign exchange	388	0.3%	(490)	(0.5)%
Other (expense) income, net	(177)	(0.1%)	1,848	1.8%
Total other (expense) income, net	(379)	(0.2%)	904	0.9%
Loss before income taxes	(59,348)	(38.2)%	(50,995)	(48.6)%
Benefit (provision) for income taxes	41,091	26.5%	(944)	(0.9)%
Net loss	$(18,257)	(11.7)%	$(51,939)	(49.5)%

Revenues

	Three Months Ended September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Revenues	$155,080	$104,808	$50,272	48%
Revenue increased by $50.3 million, or 48%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Space systems revenue was $114.2 million for the three months ended September 30, 2025, an increase of $30.3 million, or 36%, primarily due to spacecraft manufacturing growth. Launch Services revenue was $40.9 million for the three months ended September 30, 2025, an increase of $20.0 million, or 95%, primarily due to a higher launch cadence with four Electron launch missions completed in the three months ended September 30, 2025, versus three launch missions completed in the three months ended September 30, 2024, revenue recognized on over-time Electron launch missions, which included a cumulative catch-up adjustment to revenue of $13.3 million, an increase in other launch revenue, which includes termination and study revenue, and a higher revenue on point-in-time Electron launch missions in the three months ended September 30, 2025.
Cost of Revenues

	Three Months Ended September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Cost of revenues	$97,766	$76,812	$20,954	27%
Cost of revenues increased by $21.0 million, or 27%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Space systems cost of revenue was $80.6 million for the three months ended September 30, 2025, an increase of $18.8 million, or 30%, primarily due to spacecraft manufacturing growth. Launch Services cost of revenues was $17.2 million in the three months ended September 30, 2025, an increase of $2.2 million, or 15%, primarily due to a higher launch cadence, partially offset by costs recognized on over-time Electron launch missions incurred in prior periods.
Research and Development, Net

	Three Months Ended September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Research and development, net	$70,694	$47,723	$22,971	48%
Research and development expense increased by $23.0 million, or 48%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to Neutron development progress, increased staff and staff related expenses as a result of hiring and prototype spend focused on expanding our spacecraft and spacecraft components product portfolio.
Selling, General and Administrative

	Three Months Ended September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Selling, general and administrative	$45,589	$32,172	$13,417	42%
Selling, general and administrative expense increased by $13.4 million, or 42%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to increased staff and staff related expenses to support revenue growth and increased transaction expenses related to managing an active acquisition pipeline.
Interest Expense, Net

	Three Months Ended September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Interest expense, net	$(590)	$(454)	$(136)	30%
Interest expense, net of interest income increased by $0.1 million, or 30%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to an increase of interest expense from borrowings under the Trinity Loan Agreement.

Gain (loss) on Foreign Exchange

	Three Months Ended September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Gain (loss) on foreign exchange	$388	$(490)	$878	(179%)
Gain on foreign exchange increased by $0.9 million, or 179%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to fluctuations on the foreign exchange rates of the New Zealand Dollar and Canadian Dollar as compared to the U.S. Dollar.
Other (Expense) Income, Net

	Three Months Ended September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Other (expense) income, net	$(177)	$1,848	$(2,025)	(110%)
Other expense increased by $2.0 million, or 110%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to a loss on disposal of assets for the three months ended September 30, 2025 and a gain on disposal of assets for the three months ended September 30, 2024.
Benefit (Provision) for Income Taxes

	Three Months Ended September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Benefit (provision) for income taxes	$41,091	$(944)	$42,035	(4,453)%
We recorded income tax benefit of $41.1 million for the three months ended September 30, 2025 and income tax expense of $0.9 million for the three months ended September 30, 2024. The effective tax rate was 69.2% for the three months ended September 30, 2025, compared to (1.9)% for the three months ended September 30, 2024. The effective tax rate differs from the federal statutory rate due primarily to a full valuation allowance against our U.S. deferred tax assets, including the release of the valuation allowance related to the deferred tax liability from the GEOST acquisition, as well as the impact of discrete items that may occur in any given year but which are not consistent from year-to-year.

Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table sets forth our consolidated statements of operations information and data as a percentage of revenue for the nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Nine Months Ended September 30,
	2025		2024
	$	%	$	%
Revenues	$422,147	100.0%	$303,826	100.0%
Cost of revenues	283,198	67.1%	224,494	73.9%
Gross profit	138,949	32.9%	79,332	26.1%
Operating expenses:
Research and development, net	191,937	45.5%	126,139	41.5%
Selling, general and administrative	124,808	29.6%	91,445	30.1%
Total operating expenses	316,745	75.1%	217,584	71.6%
Operating loss	(177,796)	(42.2)%	(138,252)	(45.5)%
Other income (expense):
Interest expense, net	(5,547)	(1.3)%	(2,176)	(0.7)%
Loss on foreign exchange	(235)	(0.1)%	(465)	(0.2)%
Other (expense) income, net	(675)	(0.2%)	3,152	1.0%
Total other (expense) income, net	(6,457)	(1.6%)	511	0.1%
Loss before income taxes	(184,253)	(43.8)%	(137,741)	(45.4)%
Benefit (provision) for income taxes	38,966	9.2%	(89)	—%
Net loss	$(145,287)	(34.6)%	$(137,830)	(45.4)%
Revenues

	Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Revenues	$422,147	$303,826	$118,321	39%
Revenue increased by $118.3 million, or 39%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Space systems revenue was $299.0 million for the nine months ended September 30, 2025, an increase of $78.2 million, or 35%, primarily due to spacecraft manufacturing growth. Launch Services revenue was $123.2 million for the nine months ended September 30, 2025, an increase of $40.1 million, or 48%, primarily due to a higher launch cadence with 14 Electron launch missions completed in the nine months ended September 30, 2025, versus 11 launch missions completed in the nine months ended September 30, 2024, an increase in other launch revenue, which includes termination and study revenue, and higher revenue value per launch.
Cost of Revenues

	Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Cost of revenues	$283,198	$224,494	$58,704	26%
Cost of revenues increased by $58.7 million, or 26%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Space systems cost of revenue was $205.2 million for the nine months ended September 30, 2025, an increase of $41.6 million, or 25%, primarily due to spacecraft manufacturing growth. Launch Services cost of revenues was $78.0 million in the nine months ended September 30, 2025, an increase of $17.1 million, or 28%, primarily due to a higher launch cadence.

Research and Development, Net

	Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Research and development, net	$191,937	$126,139	$65,798	52%
Research and development expense increased by $65.8 million, or 52%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to Neutron development progress, increased staff and staff related expenses as a result of hiring and prototype spend focused on expanding our spacecraft and spacecraft components product portfolio.
Selling, General and Administrative

	Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Selling, general and administrative	$124,808	$91,445	$33,363	36%
Selling, general and administrative expense increased by $33.4 million, or 36%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to increased staff and staff related expenses to support revenue growth and increased transaction expenses related to managing an active acquisition pipeline.
Interest Expense, Net

	Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Interest expense, net	$(5,547)	$(2,176)	$(3,371)	155%
Interest expense, net of interest income increased by $3.4 million, or 155%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to an increase of interest expense from our convertible senior notes and borrowings under the Trinity Loan Agreement and reduced interest income from interest-bearing accounts.
Loss on Foreign Exchange

	Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Loss on foreign exchange	$(235)	$(465)	$230	(49%)
Loss on foreign exchange decreased by $0.2 million, or 49%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to fluctuations on the foreign exchange rates of the New Zealand Dollar and Canadian Dollar as compared to the U.S. Dollar.
Other (Expense) Income, Net

	Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Other (expense) income, net	$(675)	$3,152	$(3,827)	(121%)
Other expense increased by $3.8 million, or 121%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to a loss on disposal of assets for the nine months ended September 30, 2025 and a gain on disposal of assets for the three months ended September 30, 2024.

Benefit (Provision) for Income Taxes

	Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Benefit (provision) for income taxes	$38,966	$(89)	$39,055	(43,882)%
We recorded income tax benefit of $39.0 million for the nine months ended September 30, 2025 and income tax expense of $0.1 million for the nine months ended September 30, 2024. The effective tax rate was 21.1% for the nine months ended September 30, 2025, compared to (0.1)% for the nine months ended September 30, 2024. The effective tax rate differs from the federal statutory rate due primarily to a full valuation allowance against our U.S. deferred tax assets, including the release of the valuation allowance related to the deferred tax liability from the GEOST acquisition, as well as the impact of discrete items that may occur in any given year but which are not consistent from year-to-year.
Liquidity and Capital Resources
Since inception, we have funded our operations with proceeds from sales of our capital stock, convertible senior notes, term note debt, equipment financing, research and development grant proceeds, and cash flows from the sale of our products and services. As of September 30, 2025, we had $807.9 million of cash and cash equivalents and $215.1 million of marketable securities. Our primary requirements for liquidity and capital are for investment in new products and technologies, the expansion of existing manufacturing facilities, working capital, debt service, acquisitions of complementary businesses, products or technologies and general corporate needs. Historically, these cash requirements have been met through the net proceeds we received through private sales of equity securities and convertible senior notes, borrowings under our credit and equipment financing facilities, net proceeds received in our business combination, net proceeds received from our ATM Equity Offerings and payments received from customers.
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
Material Cash Requirements
As of September 30, 2025, we had outstanding $424.9 million in aggregate principal amount of indebtedness under our convertible senior notes, equipment financing agreement and other financing agreements, of which $17.1 million was scheduled to become due in the following twelve months. As of September 30, 2025, our total minimum lease payments was $153.2 million, of which $17.4 million is due in the following twelve months. For details regarding our indebtedness and lease obligations at September 30, 2025, refer to Note 11, Loan Agreements, and Note 14, Leases, to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Our capital expenditures for the nine months ended September 30, 2025 were $106.6 million. Our future capital requirements will depend on many factors, including our launch cadence, traction in the market with our space systems offerings, the expansion of sales and marketing activities, the timing and extent of spending to support product development efforts, the introduction of new and enhanced products, the continuing market adoption of our products, the timing and extent of additional capital expenditures to invest in existing and new office spaces and the number of acquisitions of complementary businesses, products or technologies we pursue, if any. We may be required to seek additional equity or debt financing or we may choose to take advantage of opportunistic capital raising or financing transactions primarily for the purposes noted above. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued product innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.

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
Indebtedness
As of September 30, 2025, there was $355.0 million outstanding under our 4.250% Convertible Senior Notes due 2029 (the “Convertible Notes”), before unamortized discount and debt issuance costs of $8.0 million. In addition, as of September 30, 2025, there was $68.2 million outstanding under the Trinity Loan Agreement, before unamortized discount and debt issuance and end of term costs of $1.5 million and another financing agreement with $1.7 million outstanding.
See Note 11 of Item 1 for additional information on our outstanding loan agreements.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(100,990)	$(46,503)
Investing activities	(243,250)	(80,401)
Financing activities	881,734	256,499
Effect of exchange rate changes	(86)	763
Net increase in cash, cash equivalents, and restricted cash	$537,408	$130,358
Cash Flows from Operating Activities
Net cash used in operating activities was $101.0 million for the nine months ended September 30, 2025 and consisted of $145.3 million in net loss, $58.3 million in non-cash activities and $14.0 million in cash used by operating assets and liabilities. Included in the non-cash activities are $52.9 million in stock-based compensation expense and $29.2 million in depreciation and amortization, partially offset by $33.0 million in deferred income taxes. Included in the cash used by operating assets and liabilities are $25.6 million in inventories, $19.4 million in accounts receivable, net, $17.5 million in prepaids and other current assets, $9.2 million in contract liabilities, $8.3 million in non-current lease liabilities, offset by cash provided in operating assets and liabilities including $43.4 million in employee benefits payable, $12.6 million in contract assets and $10.1 million in other non-current assets.
Cash Flows from Investing Activities
Cash used in investing activities for the nine months ended September 30, 2025 of $243.3 million was primarily driven by $132.4 million cash paid for the GEOST acquisition, $106.6 million of capital equipment and infrastructure investments and net maturities, purchases and sales of marketable securities of $4.6 million.
Cash Flows from Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2025 of $881.7 million was primarily related to $845.3 million of net proceeds from the issuance of common stock under the ATM Equity Offerings, $24.7 million of net proceeds from a draw under the Trinity Loan Agreement and $15.0 million of net tax withholding, partially offset by $15.1 million of repayments under the Trinity Loan Agreement.

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates as disclosed in our audited financial statements included in our Form 10-K, except as set forth below:
Business Combinations
The results of businesses acquired in a business combination are included in our condensed consolidated financial statements from the date of the acquisition. The Company uses the acquisition method of accounting for business combinations and recognizes assets acquired and liabilities assumed measured at their fair values on the date acquired. Goodwill is measured as of the acquisition date as the excess of consideration transferred over the net acquisition date fair value of the assets acquired and the liabilities assumed. The determination of fair values of identifiable assets and liabilities requires estimates and the use of valuation techniques when fair value is not readily available and requires a significant amount of management judgment.
We perform valuations of assets acquired and liabilities assumed and allocate the purchase price to its respective assets and liabilities. Determining the fair value of assets acquired and liabilities assumed requires us to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates and selection of comparable companies. The Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination.
In certain business combinations, we may agree to pay contingent consideration based on the future performance of the acquired business. Contingent consideration is measured at fair value as of the acquisition date and included as part of the total purchase price. Subsequent changes in the fair value of contingent consideration are recognized in earnings in the period of the change. The determination of the fair value of contingent consideration requires significant judgment and estimates, including projections of future financial performance, discount rates and volatility assumptions.
These estimates are inherently uncertain, as they rely on forward-looking assumptions about our business and market conditions. Changes in these assumptions can materially impact the fair values assigned to identifiable intangible assets, goodwill and amortization expense.
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
As of September 30, 2025, there was $355.0 million aggregate principal amount of issued and outstanding convertible senior notes of Rocket Lab USA that are fully and unconditionally guaranteed by the Company. Accordingly, pursuant to Rule 3-10 of Regulation S-X, separate consolidated financial statements of Rocket Lab USA have not been presented. As permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded summarized financial information for Rocket Lab USA because the assets, liabilities and results of operations of Rocket Lab USA are not materially different than the corresponding amounts in the Company’s consolidated financial statements.
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
Interest Rate Risk
As of September 30, 2025, we had cash and cash equivalents of $807.9 million, comprised primarily of operating accounts and money market instruments and $215.1 million invested in marketable securities, comprised of commercial paper, corporate debt securities, bank certificates of deposit, U.S. Treasury bills and notes and asset backed securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
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
As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition. Nevertheless, the Company and certain of its officers have been named as defendants in a putative securities class action filed in February 2025 in the United States District Court for the Central District of California. The case was purportedly filed on behalf of persons who claim to have suffered damages as a result of alleged misstatements concerning the progress of the Company’s Neutron rocket development. The Company filed a Motion to Dismiss the Complaint on August 27, 2025. Relying on many of the same allegations as the securities class action, in April 2025 two shareholders filed putative shareholder derivative actions on behalf of the Company against its directors and certain of its officers in the United States District Court for the Central District of California. The Court has granted the parties’ stipulation to stay these actions pending resolution of the Motion to Dismiss the securities class action. The Company intends to vigorously defend itself against these claims and is currently unable to predict the timing, outcome or consequences of these actions, or estimate any probable range of loss.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K and Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2025, as filed with the SEC on May 8, 2025. See also Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q for additional information regarding the current ongoing U.S. government shutdown.
Item 2. Recent Sales of Unregistered Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended September 30, 2025, certain executive officers and directors of the Company (each, a “Plan Participant”) entered into Rule 10b5-1 trading plan (a “Rule 10b5-1 Trading Plan”) to sell shares of the Company’s common stock subject to any applicable volume limitations.
The table below provides certain information regarding each Plan Participant’s Rule 10b5-1 Trading Plan.

Name	Title	Plan Date	Earliest Selling Start Date	Maximum Shares That May Be Sold Under the Plan		Plan Expiration Date
Adam Spice	Chief Financial Officer	September 19, 2025	January 5, 2026	1,365,665	(1)	January 7, 2027
Arjun Kampani	Senior Vice President, General Counsel and Corporate Secretary	September 19, 2025	March 4, 2026	132,519	(2)	March 1, 2027
Frank Klein	Chief Operations Officer	September 19, 2025	January 2, 2026	425,000	(2)	December 17, 2026
Nina Armagno	Director	September 19, 2025	December 19, 2025	38,240		November 16, 2026
Jon Olson	Director	September 19, 2025	December 19, 2025	30,205		December 20, 2026
Merline Saintil	Director	September 17, 2025	December 17, 2025	22,500		April 30, 2026
_____________________________________
(1) Represents 634,335 shares held by Mr. Spice and 731,330 shares issuable to Mr. Spice upon the exercise of approximately 22% of the vested stock options held by Mr. Spice as of the date of the Rule 10b5-1 Trading Plan, all of which are scheduled to expire in August 2028.

(2) The aggregate number of shares issuable upon the vesting and settlement of restricted stock units (“RSUs”) that will be available for sale under the Rule 10b5-1 Trading Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of the related RSU awards. As such, for purposes of this disclosure, the shares included in this table reflect the aggregate maximum number of gross shares underlying the equity awards subject to the Rule 10b5-1 Trading Plan but without excluding the shares that will be sold to satisfy the tax withholding obligations upon vesting.
Sell to Cover Trading Elections
On September 19, 2025, each of: Adam Spice, Chief Financial Officer; Arjun Kampani, Senior Vice President, General Counsel and Corporate Secretary; and Frank Klein, Chief Operations Officer (together, the “Participants”), entered into Rule 10b5-1 trading arrangements that are each intended to qualify as a “plan providing for eligible sell-to-cover transactions" under Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act. The plans will apply to all RSUs granted to each Participant by the Company, whether granted prior to the date of the election or on or subsequent to the date of the election, pursuant to the Company’s 2021 Stock Option and Incentive Plan or any successor equity incentive plan. The sell-to-cover election provides for the sale of shares of common stock issued upon the vesting of restricted stock units in an amount sufficient to cover the federal, state, local, and foreign tax withholding obligations incurred in connection with such vesting.
The sell-to-cover elections are effective from December 19, 2025 until December 31, 2027, unless terminated earlier due to specified events, such as the individual’s death or legal or regulatory restrictions. The number of shares sold under these elections will vary based on the tax withholding obligations incurred upon vesting.
Item 6. Exhibits

Exhibit Number	Description

10.1	Rocket Lab Corporation Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Rocket Lab Corporation on August 29, 2025).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1*†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ROCKET LAB CORPORATION

November 10, 2025	By:	/s/ Peter Beck

Peter Beck
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

November 10, 2025	By:	/s/ Adam Spice

Adam Spice
Chief Financial Officer
(Principal Financial and Accounting Officer)