Form 10-K
period 2025-12-31
Rocket Lab Corp
filed 2026-02-26
CIK 1819994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-39560
______________________________________________________
ROCKET LAB CORPORATION
(Exact name of Registrant as specified in its Charter)
______________________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $14.9 billion (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each other person who may be deemed to be an affiliate of the registrant have been excluded from the computation. This determination of affiliate status with respect to the foregoing calculation is not necessarily a conclusive determination for other purposes.
As of February 20, 2026, the registrant had 567,445,449 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required by Part III of this Form 10-K is incorporated by reference to the registrant’s proxy statement or the Proxy Statement, for the 2026 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. The information included in this Annual Report on Form 10-K has been provided by us and our management, and such forward-looking statements include statements relating to the expectations, hopes, beliefs, intentions or strategies regarding the future of Rocket Lab Corporation (the “Company” or “Rocket Lab”) and its management team. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “could,” “expect,” “intends,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments and their potential effects on Rocket Lab. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described below and under the heading “Risk Factors.”
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
•our inability to utilize our launch pads at our private launch complex in Mahia, New Zealand or at NASA’s Wallops Flight Facility, at Wallops Island, Virginia with sufficient frequency to support our launch cadence and future related revenue growth expectations could adversely impact our business, financial condition and results of operations;
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
i

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
•global inflation and interest rates;
•impacts of the war in Ukraine or other global conflicts;
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
Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by a global crises and/or any response to such a crisis and there may be additional risks that we currently consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
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

PART I
Item 1. Business
Who We Are
Our Mission: We Open Access to Space to Improve Life on Earth.
Rocket Lab is an end-to-end space company with an established track record of mission success. We deliver reliable launch services, spacecraft design services, spacecraft components, spacecraft manufacturing, optical systems and other spacecraft and on-orbit management solutions that make it faster, easier and more affordable to access space. We believe that space has defined some of humanity’s greatest achievements and it continues to shape our future. We are motivated by the impact we can have on Earth by making it easier to get to space and using it as a platform for innovation, exploration and infrastructure.
As one of select few commercial companies delivering regular access to orbit, our proven launch vehicle, spacecraft technology and global infrastructure uniquely position us to grow in this dynamic market. Advances in technologies, materials and components have led to miniaturization of spacecraft and a significant reduction in cost and time-to-market, concurrent with the increase in demand for space applications such as communications, remote sensing, Earth observation, meteorology and navigation. We provide customers with frequent, reliable and cost-effective access to orbit with Electron, a fully carbon composite launch vehicle powered by Rutherford, our electric turbopump 3D printed engines. Since our first Electron launch in 2017 through December 31, 2025, we have delivered over 200 spacecraft to orbit across 75 successful missions for commercial and government customers, including the United States (“U.S.”) Department of War (“DoW”), the National Aeronautics and Space Administration (“NASA”), the Defense Advanced Research Projects Agency (“DARPA”), the National Reconnaissance Office (“NRO”), and a number of domestic and international commercial spacecraft operators including Blacksky Holdings, Canon, Kinéis, Capella Space, Planet, OHB Group and Synspective. In 2025, Electron was the second most frequently launched orbital rocket.
Rocket Lab’s frequent launch cadence has been enabled through innovative manufacturing techniques for Electron, including 3D printing and automation, but production is only part of the formula for frequent and reliable launch. We believe our launch infrastructure is a key part of our success. We currently operate a private launch complex located in Mahia, New Zealand, which we refer to as Launch Complex 1 (“LC-1”). This launch complex is supported by a bi-lateral treaty between the United States and New Zealand governments that enables us to use U.S. launch and spacecraft technology for launches at LC-1 that otherwise would not be permitted for launches from foreign soil. This treaty provides us with a competitive advantage over other companies launching rockets from outside the U.S. that do not have the benefit of such a treaty. Additionally, by operating our own private launch complex, we do not have to share the launch complex with other launch providers and, subject to obtaining required regulatory clearances for launches, we have complete control over launch schedule and availability. LC-1 serves as our high-volume launch complex, with two launch pads capable of supporting up to 120 missions every year. We also operate a dedicated launch pad at NASA’s Wallops Flight Facility, at Wallops Island, Virginia, which we refer to as Launch Complex 2 (“LC-2”). LC-2 can support 24-hour rapid call-up capability for defense needs and urgent constellation replenishment and is currently licensed to launch 8 missions per year. We are currently constructing a dedicated launch pad located at the Mid-Atlantic Regional Spaceport within the NASA Wallops Flight Facility in Wallops Island, Virginia as a third launch complex, which we refer to as Launch Complex 3 (“LC-3”). LC-3 is being developed to receive and integrate Neutron launch vehicles.
Building on our strong foundation with Electron, we are now developing our Neutron launch vehicle. We anticipate Neutron will have a payload capacity of approximately 13,000 kg for reusable configuration launches to low Earth orbit and support lighter payloads for higher orbits. Neutron is tailored for large constellation deployments, interplanetary missions and potentially for human spaceflight. We expect constellation missions to make up an increasing percentage of small spacecraft launched, versus bespoke or one-off missions. As such, Neutron will be an important part of our end-to-end space solution as it is tailored to meet demand from this growing market.
Consistent with our endeavor to provide end-to-end space solutions for our customers, Rocket Lab has expanded beyond launch services into space systems, delivering spacecraft design services, spacecraft components, spacecraft manufacturing, optical systems and other spacecraft and on-orbit management solutions that make it faster, easier and more affordable to access space. Our space systems business utilizes our launch services, merchant spacecraft components, spacecraft design services, our family of spacecraft products, partnerships with global ground network service providers, as well as our own ground station network, and on-orbit constellation management capabilities to provide customers complete solutions that encompass design, build, launch and on-orbit operations.

Our Competitive Strengths
•Flight Heritage – First Mover Advantage: Electron is the first small launch vehicle to establish frequent and reliable access to space with 75 successful missions and over 200 spacecraft deployed through December 31, 2025, and 77 successful missions as of February 26, 2026. Successfully reaching orbit repeatedly and delivering mission success across more than eight years of launches demonstrates Electron as a mature launch vehicle, and showcases Rocket Lab’s sophisticated team and robust manufacturing infrastructure and processes. We believe this gives us a significant competitive advantage over new and less-established market entrants to secure Rocket Lab both higher volume and market share and increasingly higher-value missions.
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
◦We believe we were the first company to 3D print an orbital rocket engine, and as of December 31, 2025, have flight heritage with over 800 engines launched to space. We leverage our unique 3D printing capabilities beyond engines to enable ultra-rapid design and testing of new flight hardware and dramatically shorten our time-to-market; and
◦A unique kick stage that delivers spacecraft to precise and individual orbits increasing deployment flexibility and cost effectiveness for our customers. The kick stage can also be utilized as a fully-featured spacecraft, enabling hosted payload opportunities for our customers and for our own constellation applications.
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
•Multiple Launch Complexes: Rocket Lab operates two launch pads at its private orbital launch complex, LC-1, in Mahia, New Zealand. This launch complex can support up to 120 launches every year. By operating our own private launch complex, we have eliminated the availability issues commonly faced by other launch providers competing for a limited number of slots at shared launch complexes that they do not control. Rocket Lab also has access to two launch pads at the Mid-Atlantic Regional Spaceport within NASA Wallops Flight Facility in Wallops Island, Virginia: LC-2, which is operational, and LC-3, which is expected to be in service in 2026.
•A complete end-to-end space solution: Providing services and data from space has traditionally meant relying on multiple suppliers and mission partners. By providing launch services, spacecraft design and manufacturing services, including the vertically integrated supply of key spacecraft components, and on-orbit constellation management services, Rocket Lab provides strategic access to space.
Customers
Launch Services. As of December 31, 2025, we have launched and deployed over 200 spacecraft for our customers, which includes government customers, such as the United States Department of War (“DoW”), NASA and other U.S. government agencies. We also provide launch services to major domestic and international commercial and government spacecraft operators. Our launch services have been used by more than 20 organizations.
Space Systems. As of December 31, 2025, we have flight hardware on over 1,800 missions, including legacy missions enabled by Sinclair Interplanetary (acquired April 2020), Advanced Solutions, Incorporated (acquired October 2021), Planetary Systems Corporation (acquired November 2021), SolAero Technologies Corp. (acquired January 2022) and GEOST LLC (“GEOST”) (acquired August 2025). Our space systems have been used by a diverse mix of commercial, aerospace prime contractors and government customers.

Our Growth Strategy
•Leverage our market position as the U.S.’ first commercially operational, dedicated small, orbital launch provider with NASA Category 1 certification, 75 successful launches and over 200 spacecraft deployed as of December 31, 2025 to win increasing numbers of launch services contracts, be entrusted with higher value payloads, and drive an increasing average selling price of our launch services.
•Continue to expand into new launch service verticals, such as Hypersonic Accelerator Suborbital Test Electron (HASTE).
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
Product & Services Overview
We design and manufacture small and medium-class rockets, spacecraft, spacecraft components, and flight and ground software to support the space economy. Our launch services are used to place spacecraft into Earth orbit, and escape trajectories. Our space systems are the building blocks for spacecraft, which includes composite structures, reaction wheels, star trackers, solar power solutions, radios, separation systems, command and control spacecraft software and optical systems. Our family of spacecraft product lines is configurable for a range of low Earth orbit, medium Earth orbit, geosynchronous orbit and interplanetary missions.
•Launch Services: We currently provide reliable and responsive launch services into low earth orbit on Electron for spacecraft up to 300 kg. We are also currently developing Neutron, a medium-lift launch vehicle, which we expect will provide efficient constellation launch services for payloads up to 13,000 kg for reusable configuration launches to low Earth orbit and support lighter payloads for higher orbits. Our operational launch facilities can support Electron and HASTE for up to 120 launch opportunities every year from LC-1, which is our private launch complex in Mahia, New Zealand, and up to 8 launch opportunities every year from LC-2 at NASA’s Wallops Flight Facility, at Wallops Island, Virginia.
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
Electron is our orbital small launch vehicle that was designed to accommodate a high launch cadence business model to meet the growing and dynamic needs of our customers for small spacecraft launch services. Combining the use of innovative manufacturing technologies, including 3D printing and automation, Electron is optimized for rapid and frequent launch and has established itself as one of the most prolific and reliable orbital launch vehicles in the market. Since its maiden launch in 2017, Electron has become the leading small spacecraft launch vehicle, delivering over 200 spacecraft to orbit for government and commercial customers across 75 successful missions through December 31, 2025. In 2025, Electron was the second most frequently launched orbital rocket. Our launch services program has seen us develop many industry-leading innovations, including 3D printed electric turbo-pump rocket engines, fully carbon composite fuel tanks, a private orbital launch complex, a kick stage that can be configured to convert into a highly capable spacecraft on orbit.
Electron provides tailored access to orbit for the high-growth small spacecraft market across dedicated and rideshare missions. It is capable of deploying spacecraft of up to 300 kg to low Earth orbit across a wide range of orbital inclinations from 38 to 120 degrees from our operational LC-1 in Mahia New Zealand and a wide range of orbital inclinations from 38 to 60 degrees from our operational LC-2 in Wallops Island, Virginia. Electron is also capable of delivering spacecraft to deep space and interplanetary destinations, a capability which we successfully demonstrated with the launch of a NASA mission to the Moon in support of the agency’s Artemis program, Cislunar Autonomous Positioning System Technology Operations and Navigation Experiment (CAPSTONE). Electron has two primary stages and an innovative third kick stage, standing at 18 meters tall, with a diameter of 1.2 meters and a lift-off mass of approximately 14,000 kg, Electron’s design includes innovative use of avionics, electrical systems, and advanced carbon-composites for its structures and propellant tanks. Carbon-composite construction decreases mass by as much as 40 percent relative to other materials, contributing to Electron’s mass-to-orbit performance. Our in-house assembly of Electron’s composite tanks and structures improves cost efficiency and supports high rates of production. Electron’s kick stage enables the spacecraft to be placed in circular orbits, which is necessary to maintain consistent altitude, and is capable of engine restarts to deliver multiple payloads to a range of orbits, meeting precise orbit insertion requirements and deorbiting to avoid contributing to orbital debris.
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
HASTE is a suborbital testbed launch vehicle derived from Rocket Lab’s heritage Electron rocket. HASTE provides reliable, high-cadence flight test opportunities needed to advance hypersonic and suborbital system technology development.
Electron is currently launched from our private launch complex in Mahia, New Zealand and our launch complex at NASA’s Wallops Flight Facility, at Wallops Island, Virginia. As of December 31, 2025, Electron had successfully launched 75 times and deployed over 200 spacecraft to orbit.
In March 2021, we announced plans to develop our reusable-ready medium-capacity Neutron launch vehicle that will increase the payload capacity of our space launch vehicles to approximately 13,000 kg for reusable configuration launches to low Earth orbit and support lighter payloads for higher orbits. Neutron will be tailored for commercial and U.S. government constellation launches and ultimately configurable for and capable of human space flight, enabling us to provide crew and cargo resupply to space stations. Neutron will also provide a dedicated service to orbit for larger civil, defense and commercial payloads that need a high level of schedule control and high-flight cadence. We expect to be able to leverage Electron’s flight heritage across various vehicle subsystems designs, launch complexes and ground station infrastructure.
The medium-lift Neutron will be a two-stage launch vehicle that stands 43 meters tall with a 5.5-meter diameter fairings. Neutron will feature a reusable first stage designed to return to launch site as well as land on an ocean platform, enabling flexibility of use, higher launch cadence, and decreased launch costs for customers. Neutron launches are planned to take place from LC-3 at Virginia’s Mid-Atlantic Regional Spaceport located at the NASA Wallops Flight Facility, which is currently under construction.

Space Systems
We provide components and services to the space economy, including spacecraft components, design services, and spacecraft-as-a-service from low Earth orbit to deep space and interplanetary missions. We entered this market with our acquisition of leading spacecraft components manufacturer Sinclair Interplanetary and have since expanded our market participation with the acquisitions of Advanced Solutions, Incorporated, Planetary Systems Corporation, SolAero Technologies Corp. and GEOST. Our space systems initiatives are supported by the design and manufacture of our family of spacecraft product lines, along with a range of merchant market components, software and services for spacecraft, including composite structures, reaction wheels, star trackers, radios, separation systems, solar power solutions, command and control software, high voltage space-grade batteries, optical systems, and additional products in development. Each of these strategic acquisitions brought incremental vertically-integrated capabilities for our own family of spacecraft and also enabled Rocket Lab to deliver high-volume manufacturing of critical spacecraft components and software solutions at scale prices to the broader merchant market.
Our family of spacecraft is configurable for a range of low Earth orbit, medium Earth orbit, geosynchronous orbit, and interplanetary missions. Our versatile platforms can be configured to meet a broad range of customers’ requirements. Photon can be configured to operate as the upper stage of Electron (the kick stage) during launch, then with a simple command, transition into an operational spacecraft on orbit, eliminating the parasitic mass of deployed spacecraft and enabling full use of the fairing volume for payloads. Photon can also fly on other launch vehicles, such as our in-development Neutron launch vehicle, third-party launchers, and as a secondary payload on rockets developed under the National Security Space Launch program of the U.S. Space Force. Our family of spacecraft enables us to offer an end-to-end mission solution encompassing launch, full spacecraft manufacturing, ground services and mission operations to provide customers with streamlined access to orbit with Rocket Lab as a single mission partner.
Our family of spacecraft can also be used to conduct space-related scientific research, collect imagery and other remote-sensing data about the Earth, carry out lunar and other deep space planetary missions, and to demonstrate new space technologies. Our spacecraft can also be used in combination with Electron to deploy in different orbital locations and complete constellations in a single mission. Our spacecraft are intended for commercial, defense and civil government customers, including the DoW, NASA, other U.S. government agencies, and governments worldwide. Our first Photon spacecraft was successfully launched and placed into service in August 2020 and a second operational Photon was successfully launched in March 2021. Photon was selected by NASA in 2021 for the CAPSTONE mission, a pathfinder for the lunar Gateway initiative of the Artemis program, which involves a mini-space station NASA intends to use as a staging point for crewed lunar landings. The CAPSTONE spacecraft was deployed on its ballistic lunar transfer trajectory to the Moon in July 2022 and in November 2022 was inserted into it near rectilinear halo orbit as planned. In November 2025, our twin spacecraft, Blue and Gold, were put into orbit as part of NASA’s Escape and Plasma Acceleration and Dynamics Explorers (ESCAPADE) mission.
Rocket Lab’s space systems business also designs and manufactures a range of spacecraft components, including composite structures, reaction wheels, star trackers, radios, separation systems, solar power solutions, command and control software, high voltage space-grade batteries, optical systems, and other products in development to serve a wide variety of missions.
Solar power solutions include a suite of vertically-integrated space solar cell, Coverglass Interconnected Cells (“CICs”) and solar array products, each specifically designed for missions to low Earth orbit, medium Earth orbit, geosynchronous orbit or interplanetary applications. Rocket Lab’s space solar cells, CICs and panels are among the highest performing in the world and support civil space exploration, science, defense and intelligence, and commercial markets.
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

Separation systems, including motorized lightband and canisterized spacecraft dispensers (“CSD”), are used to separate spacecraft from launch vehicles in orbit. The motorized lightband is a ringed system with sizes from 8-inches in diameter up to 39-inches in diameter. Lightbands deploy spacecraft via motors and a mechanical linkage. The CSD is a reliable and cost-effective housing that protects spacecraft during launch and deploys them into space. Fully encapsulated, the CSD minimizes damage risk and eliminates the necessity for heavy or complicated interface structures between the spacecraft and launch vehicle platform.
Flight and Ground Software Services enable customer’s mission, providing total spacecraft command, guidance, navigation, control, ground station interface, and ground data system solutions.
Our Optical Systems business develops and builds advanced electro-optical and infrared (“EO/IR”) sensor payloads for national security space missions. Specializing in space domain awareness, missile tracking, and tactical intelligence, we provide high-performance, affordable, and compact hardware for military satellites and ground-based surveillance systems. Our optical systems are used for space domain awareness to track and monitor space objects of interest, for missile warning, tracking and defense, and for space protection to identify potential threats to satellites and other space assets.
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
Sales, Business Development and Mission Management
We sell our launch services and space systems through a unified global business development team that cross-sells launch and space systems and leverages shared technical, proposal writing, mission project management and administrative resources. This team is based primarily in the United States and focuses on government customers, such as the DoW, NASA, and other U.S. government agencies, as well as major domestic and international commercial spacecraft operators and spacecraft manufacturers. The business development team works closely with our engineering teams to develop optimal solutions for our customers. Given the well-defined and consolidated nature of our customer base, we are able to adequately address our market with a lean and focused team.
Many of our business development team members have previously worked for government agencies and large institutional space and technology companies. They have in-depth knowledge and understanding of the industry and can draw on a vast network of contacts to support business development. With 75 successful missions and over 200 spacecraft deployed through December 31, 2025, and a growing number of Rocket Lab spacecraft components operating on orbit, our team has a high-level of insight into customer requirements and evolving industry trends, putting us in a strong position to ensure our products and services meet customer needs.
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
Our engineering teams across New Zealand, the United States and Canada address all key areas of launch vehicle build, payload integration, launch operations, ground segment communications, on-orbit spacecraft operations and spacecraft component design and manufacturing. Key areas of technical focus include composite structures, additive manufacturing, machining, avionics and power systems, propulsion assembly and test, spacecraft system design assembly and test, solar cell foundry through solar array design and manufacturing, printed circuit-board design, optical systems and integration, guidance and navigation, attitude direction and command and control, amongst other engineering focus areas.
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
Manufacturing, Assembly and Launch Operations
Rocket Lab conducts global operations in support of its research and development, manufacturing, assembly and launch functions. We have our rocket propulsion and avionics manufacturing facilities in Long Beach, California, composite manufacturing, high-voltage battery systems, launch vehicle integration and propulsion testing in Auckland, New Zealand, space solar cell through solar array production in Albuquerque, New Mexico, optical systems in Tucson, Arizona and launch complexes in Mahia, New Zealand and Wallops Island, Virginia. We strive to instill a manufacturing culture of continuous improvement and leverage best practices in quality control and worker safety across our facilities. We have achieved Category-1 certification by the NASA Launch Services Program. We possess differentiated, in-house rapid prototyping capabilities to support both research and development initiatives and to accelerate time-to-market benefits for critical production ramps. These capabilities include computer numerically controlled machining stations, balancing machines and 3D printers and related expertise.

Long Beach Corporate Headquarters and Manufacturing Facility and Engine Development Center
From our Long Beach, California facilities, which consists of three buildings, in addition to manufacturing, we manage corporate administrative functions, sales and business development, launch services mission management, and conduct a range of research and development activities. Our lease for our corporate headquarters location expires on June 30, 2027, and we have the option to extend the term of the lease for up to two additional periods of five years each thereafter. The Engine Development Center lease expires on November 30, 2030 and has an option to extend the term for five years.
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
Auckland, New Zealand R&D and Production Complexes
From this location we conduct research and development, design and manufacturing of launch vehicles, perform remote launch activities and design and manufacture a range of components and subsystems for our internal and merchant spacecraft demands. We conduct these operations at four adjacent leased buildings comprising an approximately 200,000 square foot complex in Auckland, New Zealand (the “Auckland complex”). Manufacturing related activities at the Auckland complex include the manufacture, assembly, and testing of high-voltage battery systems that power the Rutherford engines for Electron, the manufacturing and assembly of composite tanks, fairings, and other launch vehicle structures, electrical harnesses, complete kick stages, and final vehicle integration. Research and development activities include those related to launch vehicles, launch operations and a broad range of space systems initiatives. Our primary lease for this complex expires on April 30, 2028.
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

LC-2 represents a new responsive launch capability within the United States. The complex was designed to support both commercial and U.S. government launch services and is licensed to support 8 missions per year. The site can support launches to inclinations between 38 and 60 degrees. In addition to the dedicated launch pad for Electron, Rocket Lab also operates an Integration and Control Facility within the Wallops Research Park. This facility is dedicated to secure vehicle and payload processing facilities. The facility can process several Electron launch vehicles and customer payloads concurrently, enabling rapid and responsive launch opportunities and parallel launch campaigns. We have built out all of the physical infrastructure that we need in order to use this launch complex and on January 24, 2023, we successfully launched our first Electron from NASA Wallops Flight Facility.
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
Albuquerque, New Mexico Solar Cell Production Facility
Our solar cell through solar array production activities are conducted at our Albuquerque, New Mexico facility. From this location we research, develop, design and manufacture solar power solutions in an approximately 160,000 square foot production, research and development complex. We have a ground lease for one building that expires on September 18, 2050 and a lease on the second building that expires on May 31, 2042.
Tucson, Arizona Optical Systems Facility
Our optical systems business is based out of our Tucson, Arizona facilities. At these facilities we research, develop, design and manufacture advanced EO/IR sensor payloads. We have various leases that expire between 2028 and 2032.
Competition
We believe our main sources of competition fall into 4 categories:
•companies providing dedicated and rideshare launch vehicles to deliver payloads to generic and custom planes/inclinations and altitude trajectories, such as Northrop Grumman, SpaceX, United Launch Alliance (a joint venture between Lockheed Martin Corporation and The Boeing Company), Firefly, Blue Origin, and established Russian, Indian, Chinese, European and Japanese launch providers;
•companies that are reported to have plans to provide launch vehicles that can deliver payloads to a range of planes/inclinations and altitude trajectories;
•companies providing spacecraft solutions, such as Airbus, Lockheed, Boeing, General Atomics, General Dynamics, Maxar Technology, Northrop Grumman, Raytheon Technologies, Thales Alenia Space, Astro Digital, York Space Systems and L3Harris; and
•companies providing spacecraft components in the commercial marketplace, such as Ball Aerospace, Raytheon, Collins Aerospace, Bradford Space, Honeywell Aerospace, GOMSpace, Redwire and Beyond Gravity.
The principal competitive factors in our market include:
•flight heritage and reliability;
•delivery schedule;
•ability to customize products to meet specific needs of the customer;
•performance and technical features;
•price; and
•customer experience.
We believe that we compete favorably across these factors.

Intellectual Property
The protection of our technology and intellectual property is an aspect of our business. We use a combination of patents, trademarks, trade secrets, copyrights, confidentiality procedures, contractual commitments and other legal rights to establish and protect our intellectual property. We generally enter into confidentiality agreements and invention or work product assignment agreements with our employees and consultants to control access to, and clarify ownership of, our proprietary information.
Human Capital
As of December 31, 2025, we had over 2,600 full-time permanent employees worldwide. We believe that our strong culture of collaboration and innovation, combined with our close connection to employees, are key drivers of our market differentiation and business success. Additionally, our employees are not subject to collective bargaining agreements.
Culture
At Rocket Lab, we pride ourselves on fostering a culture of innovation, grit, and collaboration where we celebrate our collective achievements. This dynamic spirit is showcased during our various workforce events, including milestone celebrations, launch viewing gatherings, community engagement opportunities, collaborations with local and regional organizations promoting aerospace and STEM education, holiday celebrations and even our annual Rocket Challenge and employee awards ceremony. During the Rocket Challenge, teams come together globally across our sites and disciplines, putting aside their regular tasks to design and launch the most impressive small rockets. This event highlights quick thinking, innovative craftsmanship, and strong team camaraderie. The event concludes with a special awards ceremony where we honor the winners of our annual staff awards recognizing their exceptional contributions. This spirit of competition is particularly strong among employees with the technical skills and experience essential to our business. We believe that fostering this culture of collaboration, competition, and celebration significantly enhances our ability to attract, retain, and engage our team. It keeps our employees motivated and deeply involved in the meaningful work that furthers our mission.
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
Talent
Our Rocket Lab team members are incredibly talented, and we are dedicated first and foremost to fostering and growing talent from within. Rocket Lab offers training opportunities across the company, including internal and external resources and courses tailored to developing our talent pipeline. We also offer an internship program with a focus on skill enhancement and practical experience that prepares a new generation of talent to join Rocket Lab. We partner closely with schools and universities both locally and nationally including hosting hiring events and info sessions to grow our internship cohort and broader employee population. Additionally, we have supported individuals impacted by local aerospace layoffs by hosting and attending hiring events dedicated to finding them employment.

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
The U.S. government may terminate any of our government contracts and subcontracts either at their convenience or for default based on our performance. If a contract is terminated for convenience, we generally are protected by provisions covering reimbursement for costs incurred on the contract, up to termination, and profit on those costs. If a contract is terminated for default, we generally are entitled to payment for our work that has been accepted by the U.S. government; however, the U.S. government could make claims to reduce our recovery or recoup its procurement costs and could assess other special penalties.
Corporate Information
Our corporate headquarters are located at 3881 McGowen Street, Long Beach, California 90808, and our telephone number is (714) 465-5737. Our website is located at www.rocketlabcorp.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) will be made available free of charge on our website as soon as reasonably practicable after we electronically file these materials with, or furnish it to, the SEC on their website located at www.sec.gov. The contents of our website are not incorporated into this Annual Report on Form 10-K, and our reference to the URL for our website is intended to be an inactive textual reference only. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K.
Corporate History and Background
Our predecessor entity, Rocket Lab USA, Inc., completed a merger with Vector Acquisition Corporation (“Vector”) on August 25, 2021 (the “Business Combination”), in conjunction with which Vector changed its name to Rocket Lab USA, Inc., a Delaware corporation (“Rocket Lab USA”).
On May 8, 2025, Rocket Lab USA announced plans to implement a holding company reorganization (the “Reorganization”). On May 23, 2025, Rocket Lab USA implemented the Reorganization pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated as of May 23, 2025, among Rocket Lab USA, Rocket Lab and Rocket Lab Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of Rocket Lab (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Rocket Lab USA, with Rocket Lab USA continuing as the surviving corporation and a wholly owned subsidiary of Rocket Lab (the “Merger”). Following the Merger, Rocket Lab became the successor issuer to Rocket Lab USA.
At the effective time of the Reorganization (“Effective Time”), (i) each share of Rocket Lab USA common stock, par value $0.0001 per share (“Rocket Lab USA Common Stock”), issued and outstanding immediately prior to the Effective Time, was automatically converted into one share of Rocket Lab Corporation common stock, par value $0.0001 per share, having the same designation, rights, powers, and preferences, and qualifications, limitations, and restrictions as a share of Rocket Lab USA Common Stock immediately prior to consummation of the Reorganization and (ii) each share of Rocket Lab USA Series A Convertible Participating Preferred Stock, par value $0.0001 per share (“Rocket Lab USA Preferred Stock”), issued and outstanding immediately prior to the Effective Time was automatically converted into one share of Rocket Lab Corporation Series A Convertible Participating Preferred Stock, par value $0.0001 per share, having the same designation, rights, powers, and preferences, and qualifications, limitations, and restrictions as a share of Rocket Lab USA Preferred Stock immediately prior to consummation of the Reorganization.

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
•Our contracts may include performance-based payment terms that expose us to financial risks.
•Our revenue, results of operations and reputation may be negatively impacted if our products contain defects or fail to operate in the expected manner.
•Any inability to operate Electron at our anticipated launch rate could adversely impact our business, financial condition and results of operations.
•Disruptions in the supply of key raw materials or components, including restrictions on our ability to obtain rare earth minerals, and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact us.

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
•We are highly dependent on the services of Sir Peter Beck, our President, Chief Executive Officer and Chairman, and if we are unable to retain Mr. Beck, our ability to compete could be harmed.
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
We have experienced, and may continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. Additionally, our organizational structure is becoming more complex as we scale our operational, financial and management controls, as well as our reporting systems and procedures. For example, our headcount has grown from approximately 1,400 employees as of December 2022 to over 2,600 employees as of December 31, 2025, and we have expanded across multiple areas of our business.
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
Our revenue was $601.8 million, $436.2 million and $244.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. In future periods, we may not be able to generate or sustain revenue growth. We believe our success and revenue growth depends on a number of factors, including, but not limited to, our ability to:
•successfully develop our Neutron launch vehicle;
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
We may never achieve or sustain profitability and may continue to incur significant losses going forward. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our common stock to decline. We experienced net losses of $198.2 million, $190.2 million and $182.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. We expect to continue to incur net losses for at least the next 12 months and we may not achieve or maintain profitability in the future. Because the markets for launch services, space systems, spacecraft components and space data applications are evolving. In addition, our customers for whom we provide these products and services may experience delays or technical challenges with their products and services that limit or delay our expected revenue and future growth opportunities from those customers. We expect our operating expenses and capital expenditures to significantly increase as we continue to make significant investments, expand our operations and infrastructure, develop and introduce new technologies, and hire additional personnel. These efforts may be more costly than we expect and may not result in revenue growth or increased efficiency. If our revenue does not increase to offset these expected increases in our operating expenses, our net losses could increase. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations, and financial condition could be adversely affected.
Our future revenue and operating results are dependent on our ability to generate a sustainable order rate for our products and services and develop new technologies to meet the needs of our customers or potential new customers.
Our financial performance is dependent on our ability to generate a sustainable order rate for our products and services as well as our ability to monetize products still in development. This can be challenging and may fluctuate on an annual basis as the number of contracts awarded varies. If we are unable to win new awards or execute existing contracts as expected, our business, results of operations, and financial position could be further adversely affected. Furthermore, if our customers experience delays or technical challenges with their products or services or exercise delay or termination rights under new or existing contracts, our ability to recognize the full potential value of such contracts could also adversely affect our business, results of operations and financial position.
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

The rocket launch services, mission services, spacecraft and spacecraft component industries are each characterized by development of technologies to meet changing customer demand for complex and reliable products and services. Our current development projects include spacecraft capabilities; new reaction wheel sizes; and a new medium-lift rocket, called Neutron, for constellation deployment, interplanetary missions and potentially human spaceflight. Our products and services embody complex technology and may not always be compatible with current and evolving technical standards and systems developed by others. Failure or delays to meet the requisite and evolving industry or user standards could have a material adverse effect on our business, results of operations, and financial condition. Failure of suppliers to deliver against end customer requirements could lead to a material adverse effect on our financial results.
We have previously experienced, and may experience in the future, delays or other complications in the design, manufacture and commercialization of new rocket launch services, including the development and launch of our Neutron launch vehicle, mission services, spacecraft, spacecraft components and related technology. For example, we experienced a qualification testing failure of the Neutron Stage 1 tank on January 21, 2026 which ruptured the tank during a hydrostatic pressure trial resulting in an impact to Neutron’s launch schedule. If we fail to develop and successfully commercialize new technologies, if we fail to develop such technologies before our competitors, or if such technologies fail to perform as expected, or are inferior to those of our competitors, our business, financial condition and results of operations could be materially and adversely impacted.
Our business with various governmental entities is subject to the policies, priorities, regulations, mandates and funding levels of such governmental entities and may be negatively or positively impacted by any change thereto.
Changes in government policies, priorities, regulations, government agency mandates, funding levels through agency budget reductions, the imposition of budgetary constraints, or a decline in government support or deferment of funding for programs in which we or our customers participate could result in contract terminations, delays in contract awards, reduction in contract scope, performance penalties or breaches of our contracts, the failure to exercise contract options, the cancellation of planned procurements, and fewer new business opportunities, all of which could negatively impact our business, financial condition, results of operations and cash flows. Such government policies, priorities, regulations and government agency mandates are evolving at a significant pace, and we expect further changes in policy positions and spending priorities from the U.S. government ..
The U.S. government has been aggressively pursuing cost reductions policies and elimination of government agencies and programs that could negatively impact the funding of government projects and programs in which we or our customers participate or compete for new contracts. They may also pursue changes in contract and payment terms, procurement practice and award criteria, and pursue other actions that may make such programs or contracts less profitable to us or not economically viable. The change in practices and policies, termination of projects, reduction or elimination of funding, and reduction in personnel staffing these entities may have a material impact on our or our customer’s existing government projects, including delays in completion and payments, and may eliminate certain contract opportunities in the future. Additionally, any failure by the U.S. government to enact a full-year appropriations bill could cause significant disruption to all government discretionary programs and corresponding impacts on the entire aerospace and defense industry, which could adversely affect our business, results of operations, financial condition and cash flows.
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
During 2025, 2024 and 2023, approximately 47%, 33%, and 31%, respectively, of our total annual revenues were derived from contracts with the U.S. government, U.S. prime contractors and its agencies or from subcontracts with other U.S. government contractors. Our contracts with the U.S. government are fixed-price contracts. Under firm fixed-price contracts, work performed and products shipped are priced at a fixed amount without adjustment for actual costs incurred in connection with the contract. Therefore, we bear the risk of loss if costs increase.

Our ability to participate in and continue to pursue many of our business activities is regulated by various agencies and departments of the U.S. government and, in certain circumstances, the governments of other countries. Commercial space launches require licenses from the U.S. Department of Transportation (“DoT”) and the FAA. The Federal Communications Commission also requires licenses for radio communications during our rocket launches. Our classified programs require that we establish certain governance controls and maintain appropriate security clearances for certain of our facilities and employees. Failure to maintain the necessary clearances may impact our ability to perform classified program contracts or be awarded future contracts. We also require export licenses from the U.S. Department of State (“DoS”), the U.S. Department of Commerce (“DoC”) and, occasionally, the governments of other countries with respect to transactions we have with foreign customers or foreign subcontractors.
We derive a substantial amount of our revenues from only a few of our customers. A loss of, or default by, one or more of these major customers, or a material adverse change in any such customer’s business or financial condition, could materially reduce our future revenues and contracted backlog.
For the year ended December 31, 2025, our top five customers accounted for approximately 49% of our revenues and our top five backlog customers accounted for approximately 77% of our backlog in the aggregate as of December 31, 2025. Our customers could experience a downturn in their business or find themselves in financial difficulties, which could result in their ceasing or reducing their use of our services or becoming unable to pay for services they had contracted to buy. A substantial amount of our backlog for government customers is also subject to risks of future government funding levels, which may be substantially curtailed or abandoned, resulting in contract cancellations, modifications, delays, or reduction in orders. In addition, some of our customers’ industries are undergoing significant consolidation, and our customers may be acquired by each other or other companies, including by our competitors. Such acquisitions could adversely affect our ability to sell services to such customers and to any end-users whom they serve. Some customers have in the past defaulted, and our customers may in the future default, on their obligations to us due to bankruptcy, lack of liquidity, operational failure, or other reasons. Such defaults could adversely affect our revenues, operating margins and cash flows. If our contracted revenue backlog is reduced due to the financial difficulties of our customers or other reasons, including cancellations for convenience, our revenues, operating margins, and cash flows would be further negatively impacted.
Disruptions in U.S. government operations and funding could have a material adverse effect on our revenues, earnings and cash flows, and otherwise adversely affect our financial condition.
Any disruptions in federal government operations could have a material adverse effect on our revenues, earnings, and cash flows. A prolonged failure to maintain significant U.S. government operations, particularly those pertaining to our business, could have a material adverse effect on our revenues, earnings, and cash flows. Continued uncertainty related to recent and future government shutdowns, the budget and/or the failure of the government to enact annual appropriations, such as long-term funding under a continuing resolution, could have a material adverse effect on our revenues, earnings and cash flows. Additionally, disruptions in government operations may negatively impact regulatory approvals and guidance that are important to our operations. For example, the U.S. government shutdown that began on October 1, 2025, affected our business operations which caused delays in anticipated contract awards and payments. Other effects and impacts on our operations included:
•U.S. State Department delays impacting our ability to timely obtain the necessary licenses to support launches for foreign customers as well as the delay in processing of U.S. visa application for our foreign personnel;
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
In order to grow our business, we may acquire additional assets or companies. For example, we acquired GEOST on August 12, 2025. In connection with these acquisitions or any future acquisitions, there can be no assurance that we will be able to identify, acquire or obtain the required regulatory approvals, or profitably manage the additional businesses or successfully integrate any acquired businesses, products, or technologies without substantial expenses, delays or other operational, regulatory or financial problems. In addition, any acquired businesses, products or technologies may not achieve anticipated revenues and income growth.
Further, acquisitions may involve a number of additional risks, including diversion of management’s attention, failure to retain key personnel, or failure to attract the necessary talent to manage organizational growth. We may become responsible for unexpected liabilities that were not discovered or disclosed in the course of due diligence in connection with historical acquisitions and any future acquisitions. Additionally, acquisitions with international operations expose us to greater international business risks. If we do not realize the expected benefits or synergies of an acquisition, such as revenue gains or cost reductions, there could be a material adverse effect on our business, results of operations, and financial condition.
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
Our results of operations are materially affected by economic and political conditions in the United States and internationally, including inflation, deflation, interest rates, recession or fears of recession, availability of capital, energy and commodity prices, the availability and cost of labor, trade laws and the effects of governmental initiatives to manage economic conditions. In certain prior periods, we have seen a broad-based weakening in the global macroeconomic environment which has impacted and could impact in the future certain of our markets. Additionally, instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment in many parts of the world (including as a result of the on-going Russia and Ukraine war, the continued uncertainty surrounding the conclusion of the Israel-Hamas war, and China-Taiwan relations), the current economic challenges in China, including global economic ramifications of Chinese economic difficulties, and other disruptions may continue to put pressure on global economic conditions. The Trump administration has taken certain actions, including the implementation of tariffs, that could continue to adversely impact trade relations and the global economy. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, we may experience material impacts on our business, operating results, and financial condition. In addition, due to such conditions current or potential customers may delay or decrease spending on our products and services as their business and/or budgets are impacted by economic conditions. The inability of current and potential customers to pay us for our products and services may adversely affect our earnings and cash flows.

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
The manufacturing, testing, launching and operation of launch vehicles and spacecraft involves complex processes and technology. Our launch vehicles and spacecraft employ advanced technologies and sensors that are exposed to severe environmental stresses that have and could affect the performance of our launch vehicles. Hardware component problems and software issues could lead to deterioration in performance or loss of functionality of a launch vehicle and spacecraft. In addition, human operators may execute improper commands that may negatively impact a launch vehicle’s or spacecraft performance. Exposure of our launch vehicles and spacecraft to an unanticipated catastrophic event, such as collision with space debris, could reduce the performance of, or completely destroy, the affected launch vehicle and spacecraft. For example, as of December 31, 2025, we have had 75 successful missions and three failed customer launches, which occurred in July 2020, May 2021 and September 2023. In July 2020, the failed launch resulted from a battery related power-supply issue on the second stage propulsion system. In May 2021, our failed launch resulted from a second stage engine computer malfunction. In September 2023, our failed launch resulted from high voltage from the second stage’s power supply system resulting in a total loss of power. The failed missions resulted in the loss of all payloads onboard and prevented us from conducting future launches until we had investigated the cause of the failures and obtained authorization from the Federal Aviation Administration to resume launches.

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
Our contracts may include performance-based payment terms that expose us to financial risks.
Certain contracts we enter into include payment structures that are contingent on the ongoing performance of the delivered product or service over an extended period of time. These payment terms may require us to meet specific performance criteria, and failure to do so could result in reduced payments, the cessation of payments, or the obligation to refund amounts previously received. Such performance-based payment terms may expose us to financial risks, including unexpected charges or losses, if the product or service does not perform as expected.
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
Disruptions in the supply of key raw materials or components, including restrictions on our ability to obtain rare earth minerals, and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact us.
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

Key raw materials and components used in our operations include chemicals; composites; electronic, electro-mechanical and mechanical components; rare earth minerals; subassemblies; and subsystems that are integrated with the manufactured parts for final assembly into finished products and systems. We are impacted by increases in the prices of raw materials used in production on fixed-price business. We monitor sources of supply to attempt to assure that adequate raw materials and other components and supplies needed in manufacturing processes are available. Prolonged disruptions in the supply of any of our key raw materials or components, difficulty completing qualification of new sources of supply, implementing use of replacement materials, components or new sources of supply, or a continuing increase in the prices of raw materials, energy, or components could have a material adverse effect on our operating results, financial condition, or cash flows.
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
•access to launch capacity, as well as securing additional capacity, at government-controlled launch sites, such as our LC-2 (and, when completed, LC-3) at the NASA-operated Mid-Atlantic Regional Spaceport at Wallops Island, Virginia;
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
We use a combination of intellectual property rights, contractual protections, and other practices to protect our proprietary information, technologies and processes. We rely on patent, copyright and trade secret laws to protect our proprietary technologies and processes, including the operations systems and technology we use throughout our business. Others may independently develop the same or similar technologies and processes or may improperly acquire and use information about our technologies and processes, which may allow them to provide products and services similar to ours, which could harm our competitive position.
We also rely on trade secrets, proprietary know-how and other confidential information to maintain our competitive position. Although we enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic and business relationships, no assurance can be given that these agreements will be effective in controlling access to and distribution of our proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our technologies.
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
We are highly dependent on the services of Sir Peter Beck, our President, Chief Executive Officer and Chairman, and if we are unable to retain Mr. Beck, our ability to compete could be harmed.
Our success depends, in part, on our ability to retain our key personnel. We are highly dependent on the services of Sir Peter Beck, our President, Chief Executive Officer and Chairman. Mr. Beck is the source of many, if not most, of the ideas and execution driving our company. Mr. Beck participates in various high-risk activities, such as recreational aviation, motorsports and operating heavy machinery, all which carry the risk of serious injury and death. If Mr. Beck were to discontinue his service to us due to death, disability or any other reason, there could be a material adverse impact on our operations and the market prices for our securities, and we would be significantly disadvantaged. We do not maintain, and we do not expect to maintain in the future, a key person life insurance policy with respect to Mr. Beck.

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
We are exposed to foreign exchange risk as certain of our expenses and liabilities are required to be paid in currencies other than the U.S. dollar, primarily the New Zealand dollar, and are translated into U.S. dollars for the purposes of compiling our consolidated financial statements. During 2025, approximately 15% of our expenditures, or $126.8 million, were denominated in foreign currencies, whereas primarily all of our revenues were denominated in U.S. dollars. In addition, we generally maintain our cash and cash equivalents in U.S. dollars or investments denominated in U.S. dollars. Fluctuations in foreign exchange rates, which can be unpredictable, could result in disproportion increases in our expenses and future liabilities as compared to our revenue and current assets. In particular, the Trump administration has enacted and proposed to enact certain policies, including tariffs, which could impact the global economy and global exchange rates. We do not currently, but may in the future, use hedging strategies or seek to maintain a greater portion of our cash and cash equivalents in foreign currencies or investments denominated in foreign currencies to manage and minimize the impact of exchange rate fluctuations on our financial statements. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs, or illiquid markets.

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
As a public company, we are facing, and will continue to face, increased legal, accounting, administrative and other costs and expenses as a public company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. In addition, expenses associated with SEC reporting requirements are being incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if management, internal auditors, or external auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to maintain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
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
During the year ended December 31, 2025, the majority of our net sales were from fixed-price contracts. Under fixed-price contracts, we agree to perform specified work for a fixed price and realize all of the profit or loss resulting from variations in the costs of performing the contract. As a result, all fixed-price contracts involve the inherent risk of unreimbursed cost overruns. To the extent we incur unanticipated cost overruns on a fixed-price contract, our profitability would be adversely affected. Future profitability is subject to risks including the ability of suppliers to deliver components of acceptable quality on schedule.

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
Delays in project completion or failure to meet certain requirements could also result in liability for costs incurred by customers, including penalties, liquidated damages, or obligations to address deficiencies in order to meet contractual requirements. These risks may adversely affect our financial performance and reputation.
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our debt instruments when they come due.
As of December 31, 2025, we had $157.4 million aggregate principal amount of indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
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
We prepare our consolidated financial statements in accordance with GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including, but not limited to, those relating to business acquisitions, contingent consideration, revenue recognition, restructuring costs, recoverability of assets including customer receivables, valuation of goodwill and intangibles, contingencies, stock-based compensation and income taxes. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. These assumptions and estimates involve the exercise of judgment and discretion, which may evolve over time in light of operational experience, regulatory direction, developments in accounting principles and other factors. Actual results could differ from these estimates as a result of changes in circumstances, assumptions, policies or developments in the business, which could materially affect our consolidated financial statements.

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
The environment in which we operate is highly regulated due to the sensitive nature of our complex and technologically advanced systems, including launch vehicles, spacecraft and spacecraft components, in addition to those regulations broadly applicable to publicly listed corporations. There are numerous regulatory risks that could adversely affect operations, including but not limited to:
•Changes in laws and regulations. It is possible that the laws and regulations governing our business and operations will change in the future. A substantial portion of our revenue is generated from customers outside of the U.S. There may be a material adverse effect on our financial condition and results of operations if we are required to alter our business to comply with changes in both domestic and foreign regulations, tariffs, or taxes and other trade barriers that reduce or restrict our ability to sell our products and services on a global basis, or by political and economic instability in the countries in which we conduct business. Specifically with respect to tariffs, the U.S. government has imposed tariffs on imports into the United States, including higher tariff levels on imports from China, Mexico, and Canada, among several other countries. The U.S. continues to implement new, reinstated or adjusted tariffs, and we expect that it will continue with this practice. Further tariffs with respect to other countries, in particular the European Union, could be on the horizon. These actions have resulted in, and are expected to continue to result in, retaliatory measures on U.S.-origin goods. Any failure to comply with such regulatory requirements could also subject us to various penalties or sanctions.
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

•Other Government Regulations. Our ability to pursue our business activities is regulated by various agencies and departments of the U.S. government and the governments of other countries. Commercial space launch activities require licenses from the Department of Transportation and, for launches from Launch Complex 1, the New Zealand Space Agency. Our license to conduct launches at LC-2 requires certification of our flight termination system software by NASA. Radio communications for launch activities and spacecraft operations require licenses from the Federal Communications Commission and/or New Zealand Radio Spectrum Management and frequency coordination with the International Telecommunication Union. The operation of private remote sensing space systems requires a license from the Department of Commerce. Any failure to comply with these and other regulatory requirements could subject us to various penalties or sanctions and could have a significant adverse effect on our reputation, financial condition and results of operations.
•Competitive Impact of U.S. Regulations. Export and import control, economic sanction and trade embargo laws and regulations, including those administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. State Department’s Directorate of Defense Trade Controls and the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC), including, but not limited to the International Traffic in Arms Regulations (ITAR), the Export Administration Regulations (EAR) and OFAC sanctions, may limit certain business opportunities or delay or restrict our ability to contract with potential foreign customers or suppliers. To the extent that our non-U.S. competitors are not subject to similar export and import control, economic sanction and trade embargo laws and regulations, they may enjoy a competitive advantage with foreign customers, and it could become increasingly difficult for us to recapture this lost market share.
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
Beginning in April 2025, we observed a significant shift in U.S. trade policy, with increased tariffs and the imposition of new tariffs that could impact our supply chain and our business. Even though our suppliers are primarily domestic, we rely on some imported materials, components, or finished goods, and if tariffs increase, our supply chain costs may rise, adversely affecting our business, results of operations and cash flows. We also operate businesses in Canada and New Zealand, which support our domestic business, which increases our potential exposure to the impact of any tariff and any retaliatory measures that may be levied against U.S.-origin goods.
While certain of such tariffs have been temporarily paused as currently articulated by the U.S. government, any further changes in trade policies, such as new tariffs, increases in tariffs, imposition of previously paused tariffs or reactionary measures including retaliatory tariffs, legal challenges, or currency manipulation, could adversely impact us. Additionally, retaliatory measures, or prolonged uncertainty in trade relationships could result in supply chain disruptions, delayed shipments, or increased operational complexity, which could also adversely affect our business, results of operations and cash flows. The legality of some tariffs is being challenged in U.S. courts, leaving an open question as to whether such tariffs will continue to be enforced. Political tensions resulting from changes in trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. If further tariffs are imposed on a broader range of imports, or if further retaliatory trade measures are taken by impacted foreign countries in response to additional tariffs, our results of operations could be negatively affected. While we intend to take steps to mitigate any impacts of tariffs or other impacts resulting from changes in trade policy, our ability to do so may be limited by operational and supply chain constraints, especially in the short term.
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
Certain contracts with the U.S. government may require us to be issued facility security clearances under the National Industrial Security Program. The National Industrial Security Program requires that a corporation maintaining a facility security clearance be effectively insulated from foreign ownership, control or influence (“FOCI”). Failure to maintain an agreement with the DoW regarding the appropriate FOCI mitigation arrangement could result in invalidation or termination of the facility security clearances, which in turn would mean that we would not be able to enter into future contracts with the U.S. government requiring facility security clearances, and may result in the loss of our ability to complete existing contracts with the U.S. government.
Changes in tax law, in our tax rates or in exposure to additional income tax liabilities or assessments may materially and adversely affect our financial condition, results of operations and cash flows.
Changes in law and policy relating to taxes may materially and adversely affect our financial condition, results of operations and cash flows. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBB”) was enacted. Key income tax-related provisions of the OBBB include repeal of mandatory capitalization of domestic research and development expenditures under Internal Revenue Code Section 174 (reinstating full expensing beginning in 2025) and revisions to international tax regimes, among other provisions. The OBBB does not significantly impact the Company’s provision for income taxes.
Changes in U.S. and foreign tax laws, regulations and policies may materially and adversely affect our financial condition, results of operations and cash flows. Tax laws are subject to change, and future legislative, regulatory or administrative developments could increase our tax obligations, reduce available tax benefits or otherwise affect the manner in which we conduct our business. We cannot predict whether or when any such changes may occur or the impact they may have on us.
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
As restrictions on resale end and registration statements for the sale of shares held by parties who have contractual registration rights become available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in the market price of our common stock, or decreasing the market price itself. As a result of any such decreases in price of our common stock, purchasers who acquire shares of our common stock may lose some or all of their investment.
Any significant downward pressure on the price of our common stock as selling stockholders sell shares of our common stock, or the prospect of such shares being sold, could encourage short sales by others and place further downward pressure on the price of our common stock.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
Our cybersecurity risk management strategy is a key component and has been integrated into our overall enterprise risk management program and has been designed based on established industry frameworks and standards, including those developed by the National Institute of Standards and Technology and the US Department of War’s Cybersecurity Maturity Model Certification (CMMC) program. Although this does not mean that we currently meet all of any particular technical standards, specifications, or requirements, we use these frameworks, complemented by insights from internal assessments, to guide the development of policies governing the use of our information assets, access to intellectual property, and the safeguarding of personal information.
To fortify our information assets, we employ industry-standard measures such as multifactor authentication and endpoint protection defenses. Moreover, we collaborate with internal stakeholders across the organization to embed fundamental cybersecurity principles into our operations. This entails implementing multiple layers of cybersecurity defenses, restricting access based on business necessity, and ensuring the integrity of our business information. Throughout the year, our employees undergo regular cybersecurity awareness training, receive guidance on protecting confidential information, and participate in simulated phishing exercises. We maintain a cybersecurity incident response plan that includes a cross-functional response team and procedures for evaluating, responding to and reporting cybersecurity incidents.
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
As of December 31, 2025, we have not identified any risks from cybersecurity threats (including any previous cybersecurity incidents) that have materially affected or are reasonably likely to materially affect the Company’s business strategy, financial condition or results of operations. For further details on cybersecurity risks, please refer to the Risk Factors discussion in Item 1A of this Report, including the discussion under the heading “Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data, or theft or tampering of intellectual property, any of which could materially adversely impact our business.”
Governance of Cybersecurity Risk Management
Our Board of Directors (the “Board”) holds collective oversight responsibility for our strategic and operational risks. Assisting the Board in this capacity, our Audit Committee reviews and deliberates on our risk assessment and risk management practices, including cybersecurity risks, in collaboration with management. The Audit Committee provides periodic reports on these reviews to the full Board of Directors.
Management bears the responsibility for the day-to-day assessment and management of cybersecurity risks. Our VP Global Information Technology assumes primary oversight of material risks stemming from cybersecurity threats. With over 40 years of experience across various information technology roles, our VP Global Information Technology is accountable for the Information Technology organization and information protection.
Reporting directly to our VP Global Information Technology, our Cybersecurity leader brings over 15 years of experience in aerospace IT organizations, coupled with more than 10 years of expertise in cybersecurity.

Our VP Global Information Technology and Cybersecurity leader evaluates our cybersecurity readiness through a combination of internal assessment tools and third-party control tests, vulnerability assessments, audits, and alignment with industry standards. We maintain governance and compliance structures tailored to promptly escalate cybersecurity-related matters to our cybersecurity team, addressing potential threats or vulnerabilities. Incidents undergo evaluation based on their impact and potential materiality, followed by reporting to designated internal and external personnel in accordance with defined procedures. Moreover, we implement diverse defensive measures and continuous monitoring techniques, leveraging established industry frameworks and cybersecurity standards, including collaboration with third-party security operations centers.
Our VP Global Information Technology or Cybersecurity leader conducts periodic meetings with the Board or Audit Committee to review our information technology systems and address significant cybersecurity risks.
Item 2. Properties
As of December 31, 2025, our principal facilities include our offices and production facility in Auckland, New Zealand, our offices and production facilities in Long Beach, California, our propulsion test center complex in Kopuku, New Zealand, our launch complexes in Mahia, New Zealand and Wallops Island, Virginia, our solar cell production facility in Albuquerque, New Mexico, our rocket engine testing complex at Stennis Space Center in Mississippi and our dedicated production and development complex in Middle River, Maryland. We lease or have contractual rights to access, but do not own, these facilities.
Our lease for our main office space and production facilities in Auckland, New Zealand expires on April 30, 2028, and we have the option to renew the lease for four additional years thereafter. This facility is our main production facility for Electron. Our locations in Long Beach, California, includes office space and production facilities for certain components that we use in Electron, Neutron and spacecraft manufacturing. The two main leases in Long Beach, California include one lease that expires on June 30, 2027, for which we have the option to extend the term of such lease for up to two additional periods of five years each thereafter, and another lease that expires on November 30, 2030 that has an option to extend the term for five years.
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
Our optical systems business is based out of our Tucson, Arizona facilities. At these facilities we research, develop, design and manufacture advanced EO/IR sensor payloads. We have various leases that expire between 2028 and 2032.

Item 3. Legal Proceedings
From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition. Nevertheless, the Company and certain of our officers have been named as defendants in a putative securities class action filed in February 2025 in the United States District Court for the Central District of California. The case was purportedly filed on behalf of persons who claim to have suffered damages as a result of alleged misstatements concerning the progress of our Neutron rocket development. We filed a Motion to Dismiss the Complaint on August 27, 2025. The Court granted the Motion to Dismiss on November 10, 2025. The Plaintiff filed an amended Complaint on December 19, 2025, and the Company filed a Motion to Dismiss this Complaint on January 19, 2026. Relying on many of the same allegations as the securities class action, in April 2025, two shareholders filed putative shareholder derivative actions on behalf of the Company against our directors and certain of our officers in the United States District Court for the Central District of California. The Court has granted the parties’ stipulation to stay these actions pending final resolution of the Motion to Dismiss the securities class action. We intend to vigorously defend ourself against these claims and are currently unable to predict the timing, outcome or consequences of these actions, or estimate any probable range of loss.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our common stock is currently listed on the Nasdaq under the symbol “RKLB”. As of February 20, 2026, there were approximately 36 holders of record of our common stock. Such numbers do not include beneficial owners holding our securities through nominee names.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends for the foreseeable future. It is the present intention of our Board to retain all earnings, if any, for use in our business operations and, accordingly, our Board does not anticipate declaring any dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends is within the discretion of our Board. Further, our ability to declare dividends may be limited by the terms of financing or other agreements entered into by the Company or its subsidiaries from time to time. For example, in connection with the Direct Funding Agreement with the United States Department of Commerce, we are currently restricted from buying back outstanding shares of our capital stock without obtaining prior approval and from paying dividends.
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
The following graph depicts the total cumulative stockholder return on our common stock from August 25, 2021, the first day of trading of our common stock on the Nasdaq, through December 31, 2025, relative to the performance of the Russell 2000 Index and the ARK Space Exploration & Innovation ETF. The graph assumes an initial investment of $100.00 at the close of trading on August 25, 2021 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.
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
•Space Systems is the design and manufacture of spacecraft, spacecraft components and spacecraft program management services, space data applications, mission operations and optical systems.
Electron is our orbital small launch vehicle that was designed from the ground up to accommodate a high launch rate business model to meet the growing and dynamic needs of our customers for small launch services. Since its maiden launch in 2017, Electron has become the leading small spacecraft launch vehicle delivering over 200 spacecraft to orbit for government and commercial customers across 75 successful missions through December 31, 2025. In 2025, Electron was the second most frequently launched orbital rocket. Our launch services program has seen us develop many industry-leading innovations, including 3D printed electric turbo-pump rocket engines, fully carbon composite first stage fuel tanks, a private orbital launch complex, a rocket stage that can be configured to convert into a highly capable spacecraft on orbit, and the potential ability to successfully recover a stage from space, providing a path to reusability.
In March 2021, we announced plans to develop our reusable-ready medium-capacity Neutron launch vehicle that will increase the payload capacity of our space launch vehicles to approximately 13,000 kg for reusable configuration launches to low Earth orbit and support lighter payloads for higher orbits. Neutron will be tailored for commercial and U.S. government constellation launches and ultimately configurable for and capable of human space flight, enabling us to provide crew and cargo resupply to space stations. Neutron will also provide a dedicated service to orbit for larger civil, defense and commercial payloads that need a high level of schedule control and high-flight cadence. We expect to be able to leverage Electron’s flight heritage across various vehicle subsystems designs, launch complexes and ground station infrastructure.
Our space systems initiatives are supported by the design and manufacture of our spacecraft family along with a range of components, software and services for spacecraft, including reaction wheels, star trackers, radios, separation systems, solar solutions, command and control spacecraft software, high voltage space grade battery solutions, optical solutions and additional products in development to serve a wide variety of sub-system functions. We entered this market with our acquisition of leading spacecraft components manufacturer Sinclair Interplanetary, and have since expanded our market participation with the acquisitions of Planetary Systems Corporation, SolAero Technologies Corp., Advanced Solutions, Incorporated and GEOST. Each of these strategic acquisitions brought incremental vertically-integrated capabilities for our own spacecraft family and also enabled Rocket Lab to deliver high-volume manufacturing of critical spacecraft components and software solutions at scale prices to the broader spacecraft merchant market. Our spacecraft family, which are configurable for a range of low Earth orbit, medium Earth orbit, geosynchronous orbit and interplanetary missions enable us to offer an end-to-end mission solution encompassing launch, full spacecraft manufacturing, ground services, mission operations and optical systems to provide customers with streamlined access to orbit with Rocket Lab as a single mission partner.

Recent Developments
Space Development Agency Tracking Layer Tranche 3
On December 17, 2025, we entered into an agreement with the Space Development Agency (“SDA”) to design, manufacture and provide operations and sustainment for 18 satellites for the Tracking Layer Tranche 3 program (“Tranche 3”) under the Proliferated Warfighter Space Architecture. The contract with SDA has a total potential value of $816 million, which includes a base amount of $806 million and options totaling $10 million. Work under the agreement will begin immediately with final delivery of the satellites for launch expected in 2029.
Neutron Update
We continue to make significant progress in the development of the Neutron launch vehicle. Neutron qualification testing of flight hardware from large structures through to component level systems is ongoing. Several major vehicle structures have completed successful qualification and are moving into final integration and test phase, including the fairing, second stage, and thrust structure. An unanticipated failure during qualification testing of the first stage tank occurred in January 2026 and this has impacted the expected timing of Neutron’s first launch.
Based on our evaluation of necessary time to produce a new tank and complete robust testing of the tank as well as the Archimedes engine, and qualification of remaining systems and hardware, Neutron’s first launch is now targeted for Q4 2026. However, risk and uncertainty remains in the complex development cycle of a new launch vehicle which could impact our current best estimate of a targeted timeline for first launch.
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
Ability to sell additional launch services, space systems service and spacecraft components to new and existing customers
Our results will be impacted by our ability to sell our launch services, space systems services, and spacecraft components to new and existing customers. We have successfully launched Electron 75 times delivering over 200 spacecraft to orbit, including suborbital launches, through December 31, 2025. We have flight hardware and spacecraft that have flown on over 1,800 missions, including legacy missions enabled by Sinclair Interplanetary (acquired April 2020), Advanced Solutions, Incorporated (acquired October 2021), Planetary Systems Corporation (acquired November 2021), SolAero Technologies Corp. (acquired January 2022) and GEOST (acquired August 2025). Our growth opportunity is dependent on our ability to expand our addressable launch services market with larger volumetric and higher mass payload capabilities of our in-development medium-capacity Neutron launch vehicle, which will address large commercial and government constellation launch opportunities. Our growth opportunity is also dependent on our ability to win spacecraft constellation missions and expand our portfolio of strategic spacecraft components. Our ability to sell additional products to existing customers is a key part of our success, as follow-on purchases indicate customer satisfaction and decrease the likelihood of competitive substitution. To sell additional products and services to new and existing customers, we will need to continue to invest significant resources in our products and services.

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
Launch Vehicle Build-Rate and Launch Cadence
We built approximately 11 Electron launch vehicles in 2023, approximately 14 Electron launch vehicles in 2024 and approximately 24 Electron launch vehicles in 2025. We launched ten Electron vehicles in 2023, 16 Electron vehicles in 2024 and 21 Electron vehicles in 2025. Growth rates between launches and total launch service revenue are not perfectly correlated because our total revenue is affected by other variables, such as the revenue per launch, which can vary considerably based on factors such as unique orbit and insertion requirements, payload handling needs, launch location, time sensitivity of mission completion, method of revenue recognition and other factors.
Revenue Growth
We generated $601.8 million and $436.2 million in revenue for the years ended December 31, 2025 and 2024, respectively, representing a year-on-year increase in revenue of approximately 38%. This year-on-year increase primarily resulted from increased revenues in our organic space system products and services representing growth of $91.9 million and higher launch cadence that delivered growth of $73.7 million.
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
For the years ended December 31, 2025, 2024 and 2023, our revenue per launch was $8.5 million, $7.8 million and $7.1 million, respectively. Meanwhile, cost per launch was $4.8 million, $5.7 million and $7.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Cost per launch for the year ended December 31, 2023 excludes a $2.1 million benefit from non-recurring employee retention credit to Launch Services cost of revenue and a $4.1 million benefit from non-recurring reversal of provision made for contract losses that were credited to Launch Services cost of revenue. The decrease in cost per launch in the years ended December 31, 2025 and 2024 was driven by efficiencies of scale.
Backlog
Backlog represents future revenues that we would recognize in connection with the completion of all contracts and purchase orders that have been entered into by our customers but have not yet been fulfilled, excluding any customer options for future products or services that have not yet been exercised. Contracts for launch services and spacecraft builds typically include termination rights that may be exercised by customers upon advanced notice and payment of a specified termination fee. Our backlog increased from $1,067.0 million as of December 31, 2024 to $1,847.3 million as of December 31, 2025, of which $1,371.7 million is related to space systems and $475.6 million is related to launch services. The increase was primarily a result of continued bookings during the period, which includes the SDA Tranche 3 contract signed in December 2025, and the acquisition of GEOST, partially offset by recognizing revenue on contracts during the period.

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
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of personnel-related expenses for our sales, marketing, supply chain, finance, legal, human resources and administrative personnel, as well as the costs of customer service, information technology, risk management and related insurance, travel, allocated overhead, other marketing, communications, administrative and transaction expenses. We also expect to further invest in our corporate infrastructure and incur additional expenses associated with operating as a public company, including increased legal and accounting costs, investor relations and compliance costs. As a result, we expect that selling, general and administrative expenses will increase in absolute dollars in future periods but decline as a percentage of total revenue over time.
Interest Expense
Interest expense consists primarily of interest expense on our loan agreements, amortization of debt issuance costs and finance lease interest.

Interest Income
Interest income consists primarily of interest income on our cash and cash equivalents, marketable securities and customer financing.
Loss on Foreign Exchange
Gain (loss) on foreign exchange relates to currency fluctuations that generate foreign exchange gains or losses on invoices denominated in currencies other than the United States (“U.S.”) Dollar.
Other Income (Expense), Net
Other income (expense), net consists primarily of change in the fair value of contingent consideration, loss on extinguishment of debt, gain or loss on disposal of assets and accretion of marketable securities purchased at a discount.
Results of Operations
The following table sets forth our consolidated statements of operations information and data as a percentage of revenue for each of the periods indicated (in thousands, except percentages):

	Years Ended December 31,
	2025		2024		2023
	$	%	$	%	$	%
Revenues	$601,799	100.0%	$436,214	100.0%	$244,592	100.0%
Cost of revenues	394,618	65.6%	320,065	73.4%	193,183	79.0%
Gross profit	207,181	34.4%	116,149	26.6%	51,409	21.0%
Operating expenses:
Research and development, net	270,716	45.0%	174,394	40.0%	119,054	48.7%
Selling, general and administrative	165,303	27.5%	131,556	30.2%	110,273	45.1%
Total operating expenses	436,019	72.5%	305,950	70.2%	229,327	93.8%
Operating loss	(228,838)	(38.1)%	(189,801)	(43.6)%	(177,918)	(72.8)%
Other income (expense):
Interest expense	(26,489)	(4.4)%	(26,179)	(6.0)%	(17,525)	(7.1)%
Interest income	25,512	4.2%	22,225	5.1%	13,277	5.4%
Loss on foreign exchange	(463)	(0.1)%	(87)	—%	(470)	(0.2)%
Other income, net	4,381	0.7%	4,431	1.0%	3,715	1.5%
Total other income (expense), net	2,941	0.4%	390	0.1%	(1,003)	(0.4)%
Loss before income taxes	(225,897)	(37.7)%	(189,411)	(43.5)%	(178,921)	(73.2)%
Benefit (provision) for income taxes	27,688	4.6%	(764)	(0.2)%	(3,650)	(1.5)%
Net loss	$(198,209)	(33.1)%	$(190,175)	(43.7)%	$(182,571)	(74.7)%
Comparison of the Years Ended December 31, 2025 and 2024
Revenues

	Years Ended December 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Revenues	$601,799	$436,214	$165,585	38%
Revenue increased by $165.6 million, or 38%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Space systems revenue was $402.8 million for the year ended December 31, 2025, an increase of $91.9 million, or 30%, primarily due to spacecraft manufacturing growth, partially offset by a net $7.9 million downward cumulative catch-up adjustment to revenue primarily related to changes in the estimated costs to complete an individual contract. Launch services revenue was $199.0 million for the year ended December 31, 2025, an increase of $73.7 million, or 59%, primarily due to a higher launch cadence, with 21 launch missions completed in the year ended December 31, 2025, versus 16 launch mission completed in the year ended December 31, 2024, higher revenue per launch, revenue recognized on over-time Electron launch missions and increase in other launch revenue, which includes termination and study revenue.

Cost of Revenues

	Years Ended December 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Cost of revenues	$394,618	$320,065	$74,553	23%
Cost of revenues increased by $74.6 million, or 23%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Space systems cost of revenue was $276.8 million for the year ended December 31, 2025, an increase of $47.6 million, or 21%, primarily due to spacecraft manufacturing growth. Launch Service cost of revenues was $117.8 million for the year ended December 31, 2025, an increase of $27.0 million, or 30%, primarily due to a higher launch cadence referenced above.
Research and Development, Net

	Years Ended December 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Research and development, net	$270,716	$174,394	$96,322	55%
Research and development expense increased by $96.3 million, or 55%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to Neutron development progress, increased staff and staff related expenses as a result of hiring and prototype spend focused on expanding our spacecraft and spacecraft components product portfolio.
Selling, General and Administrative

	Years Ended December 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Selling, general and administrative	$165,303	$131,556	$33,747	26%
Selling, general and administrative expense increased by $33.7 million, or 26%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to increased staff and staff related expenses to support revenue growth and increased transaction expenses related to managing an active acquisition pipeline.
Interest Expense

	Years Ended December 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Interest expense	$(26,489)	$(26,179)	$(310)	1%
Interest expense increased by $0.3 million, or 1%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Interest Income

	Years Ended December 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Interest income	$25,512	$22,225	$3,287	15%
Interest income increased by $3.3 million, or 15%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to higher cash and cash equivalents balances held in interest bearing accounts.
Loss on Foreign Exchange

	Years Ended December 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Loss on foreign exchange	$(463)	$(87)	$(376)	432%
Loss on foreign exchange increased by $0.4 million, or 432%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to fluctuations on the foreign exchange rates of the New Zealand Dollar and Canadian Dollar as compared to the U.S. Dollar.

Other Income, Net

	Years Ended December 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Other income, net	$4,381	$4,431	$(50)	(1%)
Other income decreased by $0.1 million, or 1%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. In 2025, other income, net consisted primarily of a $10.6 million change in the fair value of contingent consideration and $2.2 million in accretion of marketable securities purchased at a discount, partially offset by a $5.9 million loss on extinguishment of debt and a $2.6 million loss on disposal of assets. In 2024, other income, net consisted primarily of $2.9 million in accretion of marketable securities purchased at a discount and a $2.8 million gain on disposal of assets, partially offset by a $1.3 million loss on extinguishment of debt.
Benefit (Provision) for Income Taxes

	Years Ended December 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change
Benefit (provision) for income taxes	$27,688	$(764)	$28,452	(3,724)%
We recorded income tax benefit of $27.7 million for the year ended December 31, 2025 and income tax expense of $0.8 million for the year ended December 31, 2024. The effective tax rate was 12.3% for the year ended December 31, 2025, compared to (0.4)% for the year ended December 31, 2024. The 2025 effective tax rate differs from the federal statutory rate due primarily to increases in the U.S. valuation allowance on our deferred tax assets, net of the release of the valuation allowance related to the GEOST acquisition, as well as the impact of stock based compensation deductions, and foreign income taxed at different rates.
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
Interest Expense

	Years Ended December 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Interest expense	$(26,179)	$(17,525)	$(8,654)	49%
Interest expense increased by $8.7 million, or 49%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to an increase of interest expense incurred on senior convertible notes, partially offset by interest expense on secured borrowings.
Interest Income

	Years Ended December 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Interest income	$22,225	$13,277	$8,948	67%
Interest income increased by $8.9 million, or 67%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to higher cash and cash equivalents balances held in interest bearing accounts.
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
Liquidity and Capital Resources
Since inception, we have funded our operations with proceeds from sales of our capital stock, convertible senior notes, term note debt, equipment financing, research and development grant proceeds, and cash flows from the sale of our products and services. As of December 31, 2025, we had $828.7 million of cash and cash equivalents and $270.2 million of marketable securities. Our primary requirements for liquidity and capital are for investment in new products and technologies, the expansion of existing manufacturing facilities, working capital, debt service, acquisitions of complementary businesses, products or technologies and general corporate needs. Historically, these cash requirements have been met through the net proceeds we received through private sales of equity securities and convertible senior notes, borrowings under our credit and equipment financing facilities, net proceeds received in the Business Combination, net proceeds received from our ATM Equity Offerings and payments received from customers.
We believe that our existing cash, cash equivalents, marketable securities and payments from customers will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months, although we may choose to take advantage of opportunistic capital raising or refinancing transactions at any time primarily for the purposes noted above. We will continue to invest in increasing production and expanding our product offerings through acquisitions.
Material Cash Requirements
As of December 31, 2025, our total minimum lease payments was $151.0 million, of which $17.9 million is due in the following twelve months. For details regarding our lease obligations at December 31, 2025, refer to Note 16, Leases, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Our capital expenditures for the fiscal year ended December 31, 2025 were $156.3 million. Our future capital requirements will depend on many factors, including our launch cadence, traction in the market with our space systems offerings, the expansion of sales and marketing activities, the timing and extent of spending to support product development efforts, the introduction of new and enhanced products, the continuing market adoption of our products, the timing and extent of additional capital expenditures to invest in existing and new office spaces and the number of acquisitions of complementary businesses, products or technologies we pursue, if any. We may be required to seek additional equity or debt financing or we may choose to take advantage of opportunistic capital raising or financing transactions primarily for the purposes noted above. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued product innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.
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

Indebtedness
On February 6, 2024, the Company issued $355.0 million aggregate principal amount of its 4.250% Convertible Senior Notes due 2029 (the “Notes”). The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of February 6, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). As of December 31, 2025, there was $155.7 million outstanding under the Notes, before unamortized discount and debt issuance costs of $3.3 million. As of December 31, 2025, the effective interest rate under the Notes was 5.0%. In addition, the Company has financing agreements with $1.7 million outstanding as of December 31, 2025.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Net cash provided by (used in):
Operating activities	$(165,521)	$(48,890)	$(98,867)
Investing activities	(347,397)	(98,327)	12,018
Financing activities	1,071,271	256,682	7,369
Effect of exchange rate changes	(110)	(597)	43
Net increase (decrease) in cash, cash equivalents, and restricted cash	$558,243	$108,868	$(79,437)
Cash Flows from Operating Activities
Net cash used in operating activities for the year ended December 31, 2025 of $165.5 million, which consisted of $198.2 million in net loss, $91.5 million non-cash expense and $58.8 million in cash used in operating assets and liabilities. Included in the non-cash activities are $71.1 million in stock-based compensation expense and $43.9 million in depreciation and amortization, partially offset by $30.7 million in deferred income taxes. Included in the cash used in operating assets and liabilities are $39.9 million in inventories, $21.6 million in contract liabilities, $15.5 million in prepaids and other assets, $11.5 million in non-current lease liabilities, offset by cash provided by operating assets and liabilities including $15.8 million in other non-current assets and $10.2 million in trade payables.
Cash Flows from Investing Activities
Cash used in investing activities for the year ended December 31, 2025 of $347.4 million was primarily driven by capital equipment and infrastructure investments of $156.3 million, cash paid for the GEOST acquisition of $132.4 million and net cash used related to purchases, maturities and sales of marketable securities of $59.1 million.
Cash Flows from Financing Activities
Cash provided by financing activities for the year ended December 31, 2025 of $1,071.3 million was primarily related to $1,119.5 million of net proceeds from the issuance of common stock under the ATM Equity Offerings and $11.0 million in proceeds from our Employee Stock Purchase Plan, partially offset by $61.5 million net cash outflows related to debt activities.
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
Significant estimates and assumptions are made in estimating contract costs. At the outset of an over-time contract, we identify and monitor risks related to technical, schedule, and cost aspects of the contract, as well as our ability to earn variable consideration. These risks are assessed throughout the contract period and may result in changes to our estimates of the transaction price or total costs to complete the contract. When such changes occur, we recognize cumulative adjustments to revenue and profit in the period the changes are identified, reflecting the inception-to-date effect of the revised estimates. These adjustments may favorably or unfavorably impact our gross margin. For the impacts of changes in estimates on our consolidated statements of operations and comprehensive loss, see Note 3 to the consolidated financial statements.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. We test goodwill for impairment at least annually during the fourth fiscal quarter, or more frequently if indicators of impairment exist during the fiscal year. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, loss of key customers, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or significant underperformance relative to expected historical or projected future results of operations.
When testing goodwill for impairment, we first performs a qualitative assessment. If we determine it is more likely than not that a reporting unit’s fair value is less than its carrying amount, then a one-step impairment test is required. If we determines it is not more likely than not a reporting unit’s fair value is less than its carrying amount, then no further analysis is necessary. To identify whether a potential impairment exists, we compare the estimated fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If, however, the fair value of the reporting unit is less than its carrying amount, then such balance would be recorded as an impairment loss.
There was no impairment of goodwill during the years ended December 31, 2025, 2024 and 2023. We performed our most recent qualitative analysis as of October 1, 2025, where we determined the fair value of our reporting unit with goodwill substantially exceeded its carrying value.

Guarantor Information
In connection with the Reorganization, on May 23, 2025, the Company, Rocket Lab USA and U.S. Bank Trust Company, National Association (the “Trustee”) entered into the first supplemental indenture (the “Supplemental Indenture”) to the indenture, dated as of February 6, 2024, between Rocket Lab USA and the Trustee (the “Indenture”), governing the Convertible Notes in order to (i) provide for subsequent conversions of our convertible senior notes in the manner set forth in Section 5.09 of the Indenture, (ii) provide for subsequent adjustments to the Conversion Rate pursuant to Section 5.05(A) of the Indenture in a manner consistent with Section 5.09 of the Indenture, (iii) provide for the full and unconditional guarantee of the obligations of Rocket Lab USA under our convertible senior notes and the Indenture and (iv) make such other changes as are appropriate to preserve the economic interests of the holders and to give effect to the provisions of Section 5.09(A) of the Indenture.
As of December 31, 2025, there was $155.7 million aggregate principal amount of issued and outstanding convertible senior notes of Rocket Lab USA that are fully and unconditionally guaranteed by the Company. Accordingly, pursuant to Rule 3-10 of Regulation S-X, separate consolidated financial statements of Rocket Lab USA have not been presented. As permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded summarized financial information for Rocket Lab USA because the assets, liabilities and results of operations of Rocket Lab USA are not materially different than the corresponding amounts in the Company’s consolidated financial statements.
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
Interest Rate Risk
As of December 31, 2025, we had cash and cash equivalents of $828.7 million, comprised primarily of operating accounts and money market instruments and $270.2 million invested in marketable securities, comprised of corporate debt securities, U.S. Treasury securities, asset-backed securities, commercial paper, certificates of deposit and Yankee bonds. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
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
As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
We have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of GEOST, which we acquired on August 12, 2025. Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
At December 31, 2025 and for the period from the GEOST acquisition on August 12, 2025 through December 31, 2025, total assets and total revenues subject to GEOST’s internal control over financial reporting represented 14% and 2% of consolidated total assets and total revenues, respectively, as of and for the year ended December 31, 2025.
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
Changes in Internal Control over Financial Reporting
We assessed, with the participation of our Chief Executive Officer and Chief Financial Officer, any change in our internal control over financial reporting as of the end of the fiscal quarter covered by this Annual Report on Form 10-K. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Sell to Cover Trading Election
On November 24, 2025, Sir Peter Beck, Chief Executive Officer (the “Participant”), entered into Rule 10b5-1 trading arrangement that is intended to qualify as a “plan providing for eligible sell-to-cover transactions” under Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act. The plan will apply to all RSUs granted to the Participant by the Company, whether granted prior to the date of the election or on or subsequent to the date of the election, pursuant to the Company’s 2021 Stock Option and Incentive Plan or any successor equity incentive plan. The sell-to-cover election provides for the sale of shares of common stock issued upon the vesting of restricted stock units in an amount sufficient to cover the federal, state, local, and foreign tax withholding obligations incurred in connection with such vesting.
The sell-to-cover election is effective from March 2, 2026 until December 31, 2027, unless terminated earlier due to specified events, such as the individual’s death or legal or regulatory restrictions. The number of shares sold under this election will vary based on the tax withholding obligations incurred upon vesting.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
We expect to file a definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2026 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.
Item 10. Directors, Executive Officers and Corporate Governance
Code of Conduct and Ethics
We have adopted a code of ethics and employee conduct that applies to all of our employees, officers and directors, including our President, Chief Executive Officer and Chairman, Chief Financial Officer, and other executive and senior officers. The full text of this code of ethics and employee conduct is posted on the investor relations page of our website at www.rocketlabcorp.com. If we make any amendment to, or a waiver from, a provision of our code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller, or persons performing similar functions, that relates to any element of the code of ethics definition enumerated in paragraph (b) of Item 406 of Regulation S-K, we intend to disclose such amendment or waiver on that website.
The other information required by this Item is incorporated by reference from our 2026 Proxy Statement.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference from our 2026 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from our 2026 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from our 2026 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2026 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2026 Proxy Statement is incorporated herein by this reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1) See the Index to Financial Statements at page F-1 of this report.
(2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(b)Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Rocket Lab Corporation (incorporated by reference to Exhibit 3.1 to the Form 8-K12B filed by the Company on May 23, 2025).

3.2	Amended and Restated Bylaws of Rocket Lab Corporation (incorporated by reference to Exhibit 3.2 to the Form 8-K12B filed by the Company on May 23, 2025).

3.3
Certificate of Designations of Series A Convertible Participating Preferred Stock of Rocket Lab Corporation (incorporated by reference to Exhibit 3.3 to the Form 8-K12B filed by the Company on May 23, 2025).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Form 8-K12B filed by the Company on May 23, 2025).

4.2
Indenture, dated February 6, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on February 7, 2024).

4.3
Supplemental Indenture, dated as of May 23, 2025, among Rocket Lab Corporation, Rocket Lab USA, Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K12B filed on May 23, 2025).

4.4	Form of 4.250% Convertible Senior Note due 2029 (incorporated by reference as an exhibit to Exhibit 4.1 of the Company’s Form 8-K filed on February 7, 2024).

10.1‡	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 filed by Vector Acquisition Corporation on June 25, 2021).

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

10.22	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 7, 2024).

10.23	Employment Agreement, dated September 6, 2024, between Rocket Lab USA, Inc. and Frank Klein (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 10, 2024).

10.24
Amended and Restated Employment Agreement, dated December 3, 2024, between Rocket Lab Limited and Sir Peter Beck (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Rocket Lab USA, Inc. on December 5, 2024).

10.25
Exchange Agreement, dated December 3, 2024, between Rocket Lab USA, Inc. and The Equatorial Trust (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Rocket Lab USA, Inc. on December 5, 2024).

10.26
Assignment and Assumption Agreement, dated as of May 23, 2025, between Rocket Lab USA, Inc. and Rocket Lab Corporation. (incorporated by reference to Exhibit 10.1 to the Form 8-K12B filed by the Company on May 23, 2025).

10.27
Omnibus Amendment to the Rocket Lab USA, Inc. 2021 Stock Option and Incentive Plan, the Second Amended and Restated 2013 Stock Option and Grant Plan and the Rocket Lab USA, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K12B filed by the Company on May 23, 2025).

10.28	Rocket Lab Corporation Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 29, 2025).

10.29^
Stock Purchase Agreement, dated May 22, 2025, by and among Rocket Lab USA, Inc., LightRidge Solutions Holdings LP, and LightRidge Interco Solutions Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 7, 2025).

10.30
Joinder to Stock Purchase Agreement, dated May 23, 2025, by and among Rocket Lab Corporation, Rocket Lab USA, Inc., LightRidge Solutions Holdings LP, and LightRidge Interco Solutions Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 7, 2025).

19*	Rocket Lab Corporation Insider Trading and Disclosure Policy.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1*†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

97*	Rocket Lab Corporation Compensation Recovery Policy.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Item 16. Form 10-K Summary
None.

ROCKET LAB CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Rocket Lab Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Rocket Lab Corporation and subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders’ equity and consolidated statements of cashflows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Revenue Recognition – Estimates of revenue and cost at completion for select over-time contracts - Refer to Notes 2 and 3 to the financial statements
As further described in Notes 2 and 3 to the financial statements, the Company recognizes revenue as control is transferred to the customer at an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. For revenue recognized over-time, the Company uses either an input method, based on costs incurred relative to total estimated costs at completion, to estimate the percentage of completion, or an output method, based upon days of service, depending upon the nature of the performance obligation. For revenues measured utilizing an input method, the costs incurred are determined by assessing the physical and technical progress on the performance obligation applied to the standard costs. The estimation of physical and technical progress requires judgment and is subject to many variables including but not limited to actual progress and costs incurred, labor productivity, changes in cost and availability of materials. We analyzed the Company’s contract portfolio to identify contracts that we believe had elevated financial or performance risk. For those contracts identified, the evaluation of one or more of the assumptions used to recognize revenue required extensive audit effort due to the complexity of the contracts and a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the revenue and cost estimates for these contracts identified included the following, among others:
•We tested the effectiveness of controls over the significant assumptions and judgments underlying the estimates of revenues and costs to completion associated with these over-time contracts.
•Based on the risk characteristic identified on an individual contract, we evaluated certain revenue and cost assumptions by:
◦Reading the underlying contract and any amendments or modifications to understand the contractual requirements and performance obligations.
◦Assessing the timing of recognition of any incentive fees or liquidated damages based on contract terms relative to the progress made towards completion.
◦Evaluating management’s ability to achieve the estimates of remaining revenue and costs by performing inquiries with the Company’s program and business management regarding their basis of estimates including performance to schedule, program labor and suppliers, reserves related to the program, actual performance to date compared to plan, and any recent correspondence between the Company and the customer on changes, or expected changes in scope or contractual terms.
◦Evaluating selected changes to the estimates of costs to completion and obtaining supporting documentation on the appropriateness of the timing and amounts of these changes in estimates.
◦Testing the accuracy and completeness of the information used in developing estimates, as well as the mathematical accuracy of management’s calculation of revenue recognized during the period for the performance obligations.
Business Acquisitions – GEOST developed technology intangible asset - Refer to Notes 2 and 4 to the financial statements
As further described in Notes 2 and 4 to the financial statements, the Company closed its acquisition of GEOST LLC (“GEOST”) on August 12, 2025. The Company uses the acquisition method of accounting for business combinations and recognizes assets acquired and liabilities assumed measured at their fair values on the date acquired, including developed technology intangible assets of $172,300,000. Determining the fair value of the acquired developed technology intangible assets required management to make significant judgments and estimates including the selection of valuation methodology, estimates of future revenue, costs and cash flows, discount rates and selection of comparable companies. We identified the assumptions related to estimating the amount and timing of expected future revenues to be a critical audit matter given the inherent judgment involved in estimating these amounts. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the expected amount and timing of future revenue used to estimate the fair value of the intangible assets acquired included the following, among others:
•We tested the effectiveness of management’s controls over the valuation of intangibles, including management’s controls over the estimates of the amount and timing of expected future revenues.
•We assessed the reasonableness of management’s forecasts of future revenues by performing inquiries of appropriate individuals outside of the accounting organization, comparing the projections to historical results, contractual agreements, and third-party industry forecasts.
•With the assistance of our fair value specialists, we compared applicable industry forecasted long-term revenue growth rates to management’s projected revenues used within the valuation model.
•We evaluated management’s ability to estimate future revenues by comparing actual revenues to estimates assumed in the valuation model.
/s/ Deloitte & Touche LLP
Los Angeles, California
February 26, 2026
We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Rocket Lab Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Rocket Lab Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at GEOST LLC, which was acquired on August 12, 2025, and whose financial statements constitute 14% and 2% of consolidated total assets and total revenues, respectively, as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at GEOST LLC.
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
/s/ Deloitte & Touche LLP
Los Angeles, California
February 26, 2026

ROCKET LAB CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2025 AND 2024
(in thousands, except share and per share values)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$828,660	$271,042
Marketable securities, current	187,917	147,948
Accounts receivable, net	39,001	36,440
Contract assets	61,606	63,108
Inventories	158,407	119,074
Prepaids and other current assets	89,953	55,009
Total current assets	1,365,544	692,621
Non-current assets:
Property, plant and equipment, net	319,473	194,838
Intangible assets, net	224,746	58,637
Goodwill	205,750	71,020
Right-of-use assets - operating leases	90,371	53,664
Right-of-use assets - finance leases	13,895	14,396
Marketable securities, non-current	82,247	60,686
Restricted cash	4,885	4,260
Deferred income tax assets, net	1,895	3,010
Other non-current assets	15,672	31,210
Total assets	$2,324,478	$1,184,342
Liabilities and Stockholders’ Equity
Current liabilities:
Trade payables	$72,699	$53,059
Accrued expenses	19,299	19,460
Employee benefits payable	25,803	20,847
Contract liabilities	195,438	216,160
Current installments of long-term borrowings	—	12,045
Other current liabilities	21,237	17,954
Total current liabilities	334,476	339,525
Non-current liabilities:
Convertible senior notes, net	152,395	345,392
Long-term borrowings, net, excluding current installments	1,716	44,049
Non-current operating lease liabilities	85,191	51,965
Non-current finance lease liabilities	14,653	14,970
Deferred tax liabilities	1,241	891
Other non-current liabilities	12,952	5,097
Total liabilities	602,624	801,889
COMMITMENTS AND CONTINGENCIES (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares: 100,000,000; issued and outstanding shares: 45,951,250 and 0 at December 31, 2025 and December 31, 2024, respectively	5	—
Common stock, $0.0001 par value; authorized shares: 2,500,000,000; issued shares: 589,525,802 and 504,453,785 at December 31, 2025 and December 31, 2024, respectively; outstanding shares 543,574,552 and 504,453,785 at December 31, 2025 and December 31, 2024, respectively	54	50
Treasury stock, at cost; shares: 45,951,250 and 0 at December 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	2,735,669	1,198,909
Accumulated deficit	(1,011,910)	(813,701)
Accumulated other comprehensive loss	(1,964)	(2,805)
Total stockholders’ equity	1,721,854	382,453
Total liabilities and stockholders’ equity	$2,324,478	$1,184,342
The accompanying notes are an integral part of these consolidated financial statements.

ROCKET LAB CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(in thousands, except share and per share data)

	Years Ended December 31,
	2025	2024	2023
Revenues:
Product revenues	$371,617	$289,851	$156,560
Service revenues	230,182	146,363	88,032
Total revenues	601,799	436,214	244,592
Cost of revenues:
Cost of product revenues	252,848	213,835	115,342
Cost of service revenues	141,770	106,230	77,841
Total cost of revenues	394,618	320,065	193,183
Gross profit	207,181	116,149	51,409
Operating expenses:
Research and development, net	270,716	174,394	119,054
Selling, general and administrative	165,303	131,556	110,273
Total operating expenses	436,019	305,950	229,327
Operating loss	(228,838)	(189,801)	(177,918)
Other income (expense):
Interest expense	(26,489)	(26,179)	(17,525)
Interest income	25,512	22,225	13,277
Loss on foreign exchange	(463)	(87)	(470)
Other income, net	4,381	4,431	3,715
Total other income (expense), net	2,941	390	(1,003)
Loss before income taxes	(225,897)	(189,411)	(178,921)
Benefit (provision) for income taxes	27,688	(764)	(3,650)
Net loss	$(198,209)	$(190,175)	$(182,571)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	624	(4,797)	(93)
Unrealized gain on available-for-sale marketable securities	217	455	494
Comprehensive loss	$(197,368)	$(194,517)	$(182,170)
Net loss per share attributable to Rocket Lab Corporation:
Basic and diluted	$(0.37)	$(0.38)	$(0.38)
Weighted-average common shares outstanding:
Basic and diluted	530,664,781	495,929,861	481,768,060
The accompanying notes are an integral part of these consolidated financial statements.

ROCKET LAB CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2022	—	$—	475,356,517	$48	—	$—	$1,112,977	$(440,955)	$1,136	$673,206
Net loss	—	—	—	—	—	—	—	(182,571)	—	(182,571)
Issuance of common stock under equity plans	—	—	12,880,415	1	—	—	7,422	—	—	7,423
Stock-based compensation	—	—	—	—	—	—	51,403	—	—	51,403
Issuance of common stock warrants in connection with loan agreement	—	—	—	—	—	—	2,595	—	—	2,595
Issuance of common stock for acquisition	—	—	686,123	—	—	—	2,087	—	—	2,087
Other comprehensive income	—	—	—	—	—	—	—	—	401	401
December 31, 2023	—	—	488,923,055	49	—	—	1,176,484	(623,526)	1,537	554,544
Net loss	—	—	—	—	—	—	—	(190,175)	—	(190,175)
Issuance of common stock under equity plans	—	—	14,799,420	1	—	—	8,836	—	—	8,837
Stock-based compensation	—	—	—	—	—	—	55,919	—	—	55,919
Issuance of common stock for acquisition	—	—	190,974	—	—	—	838	—	—	838
Common stock issued upon exercise of common stock warrants	—	—	540,336	—	—	—	—	—	—	—
Purchase of capped calls	—	—	—	—	—	—	(43,168)	—	—	(43,168)
Other comprehensive loss	—	—	—	—	—	—	—	—	(4,342)	(4,342)
December 31, 2024	—	—	504,453,785	50	—	—	1,198,909	(813,701)	(2,805)	382,453
Net loss	—	—	—	—	—	—	—	(198,209)	—	(198,209)
Issuance of common stock under equity plans	—	—	12,316,956	2	—	—	12,833	—	—	12,835
Stock-based compensation	—	—	—	—	—	—	69,927	—	—	69,927
Issuance of common stock under ATM Equity Offerings, net of issuance costs	—	—	30,804,505	3	—	—	1,119,326	—	—	1,119,329
Preferred Stock Exchange	50,951,250	5	—	(5)	(50,951,250)	—	—	—	—	—
Preferred Stock conversion	(5,000,000)	—	—	—	5,000,000	—	—	—	—	—
Issuance of common stock for acquisition	—	—	3,057,588	—	—	—	137,653	—	—	137,653
Issuance of common stock upon conversion of convertible senior notes	—	—	38,892,968	4	—	—	197,021	—	—	197,025
Other comprehensive income	—	—	—	—	—	—	—	—	841	841
December 31, 2025	45,951,250	$5	589,525,802	$54	(45,951,250)	$—	$2,735,669	$(1,011,910)	$(1,964)	$1,721,854
The accompanying notes are an integral part of these consolidated financial statements.

ROCKET LAB CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(in thousands)

	Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(198,209)	$(190,175)	$(182,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,935	33,655	29,744
Stock-based compensation expense	71,099	56,816	53,461
Loss (gain) on disposal of assets	2,613	(2,828)	(111)
Loss on extinguishment of long-term debt	5,926	1,330	1,732
Amortization of debt issuance costs and discount	3,140	3,091	2,904
Noncash lease expense	8,288	5,951	5,787
Change in the fair value of contingent consideration	(10,624)	(218)	1,343
Accretion of marketable securities purchased at a discount	(2,245)	(2,901)	(4,571)
Deferred income taxes	(30,667)	599	708
Changes in operating assets and liabilities:
Accounts receivable, net	667	(1,428)	1,452
Contract assets	2,296	(50,161)	(3,501)
Inventories	(39,885)	(12,398)	(15,562)
Prepaids and other current assets	(15,460)	7,591	(14,586)
Other non-current assets	15,834	(12,922)	(11,470)
Trade payables	10,220	24,800	15,585
Accrued expenses	(1,931)	9,086	(3,275)
Employee benefits payable	1,523	5,304	5,484
Contract liabilities	(21,606)	76,865	30,992
Other current liabilities	849	3,249	(7,563)
Non-current lease liabilities	(11,507)	(6,405)	(5,076)
Other non-current liabilities	223	2,209	227
Net cash used in operating activities	(165,521)	(48,890)	(98,867)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and software	(156,285)	(67,093)	(54,707)
Proceeds on disposal of assets, net	397	12,542	3,660
Cash paid for business combinations and asset acquisitions, net of acquired cash	(132,441)	—	(18,966)
Purchases of marketable securities	(275,319)	(162,161)	(207,266)
Maturities of marketable securities	212,868	116,242	269,204
Sale of marketable securities	3,383	2,143	20,093
Net cash (used in) provided by investing activities	(347,397)	(98,327)	12,018
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ATM Equity Offerings	1,146,057	—	—
Issuance costs related to ATM Equity Offerings	(26,514)	—	—
Proceeds from the exercise of stock options	2,572	3,507	2,444
Proceeds from Employee Stock Purchase Plan	11,047	5,683	4,988
Proceeds from sale of employees restricted stock units to cover taxes	113,346	35,254	15,995
Minimum tax withholding paid on behalf of employees for restricted stock units	(113,487)	(35,336)	(15,722)
Payment of contingent consideration	—	—	(1,000)
Finance lease principal payments	(268)	(329)	(336)
Purchase of capped calls related to issuance of convertible senior notes	—	(43,168)	—
Proceeds from issuance of convertible senior notes	—	355,000	—
Proceeds from secured term loan	26,716	—	110,000
Repayments on secured term loans	(87,920)	(51,724)	(107,573)
Payment of debt issuance costs	(278)	(12,205)	(1,427)
Net cash provided by financing activities	1,071,271	256,682	7,369
Effect of exchange rate changes on cash and cash equivalents	(110)	(597)	43
Net increase (decrease) in cash and cash equivalents and restricted cash	558,243	108,868	(79,437)
Cash and cash equivalents, and restricted cash, beginning of period	275,302	166,434	245,871
Cash and cash equivalents, and restricted cash, end of period	$833,545	$275,302	$166,434

ROCKET LAB CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(in thousands)

	Years Ended December 31,
	2025	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$24,548	$16,287	$15,553
Cash paid for income taxes	854	269	769
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unpaid purchases of property, equipment and software	18,544	8,321	2,796
Right-of-use assets obtained in exchange for new operating lease liabilities	39,286	2,871	30,396
Early termination of right-of-use assets	—	—	664
Issuance of common stock for payment of accrued bonus	1,798	1,795	—
Issuance of common stock warrants in connection with Loan Agreement	—	—	2,595
Issuance of common stock in connection with acquisition, at fair value	137,653	838	2,087
Contingent consideration assumed at acquisition	18,258	—	—
Accrued issuance costs in connection with Loan Agreement	—	—	641
Accrued issuance costs in connection with ATM Equity Offerings	214	—	—
Convertible senior notes, net and accrued interest settled by issuance of common stock	197,025	—	—
Payable to seller in connection with business combination	578	—	—
The accompanying notes are an integral part of these consolidated financial statements.

ROCKET LAB CORPORATION AND SUBSIDIARIES
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
2.SIGNIFICANT ACCOUNTING POLICIES
Principals of Consolidation and Basis of Presentation
The consolidated financial statements are presented in conformity with accounting standards generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Rocket Lab Corporation and its wholly owned subsidiaries after elimination of intercompany accounts and transactions. Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
On an ongoing basis, our management evaluates estimates and assumptions including those related to revenue recognition, contract costs, loss reserves, valuation of warrants and stock-based compensation and deferred tax valuation allowances, goodwill, intangible assets and contingent consideration. We based our estimates on historical data and experience, as well as various other factors that our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results could differ from these estimates and assumptions.
Operating Cycle
For classification of certain current assets and liabilities, we use the duration of the related contract or program as our operating cycle, which is generally longer than one year.
Cash and Cash Equivalents
The Company considers cash and cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which have a maturity date within ninety days from the date of purchase. The carrying amounts for the Company’s cash equivalents approximate fair value due to their short maturities. Cash equivalents are recorded at fair value and consist primarily of money market funds and certificates of deposit.

ROCKET LAB CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
Restricted Cash
The Company considers restricted cash to include any cash that is legally restricted as to withdrawal or usage. The Company had $4,885 and $4,260 as of December 31, 2025 and 2024, respectively. The balance relates to collateral for letters of credit and money market accounts and is presented in restricted cash in the consolidated balance sheets.
Marketable Securities
Marketable securities consist of investments in corporate debt securities, U.S. Treasury securities, mortgage- and asset-backed securities, commercial paper, certificates of deposit and Yankee bonds mortgage- and asset-backed securities. The Company’s investment policy requires the selection of high-quality issuers. The Company's marketable securities are classified as available-for-sale and are carried at fair value. The Company classifies all available-for-sale marketable securities with maturities greater than one year from the balance sheet date as non-current assets. Interest receivable on marketable securities is presented in prepaids and other current assets on the consolidated balance sheets.
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
Accounts Receivable, Net
Accounts receivables represent amounts billed and currently due from customers. The amounts are stated at their net estimated realizable value. The Company monitors collections and payments from its customers and maintains an allowance for doubtful accounts, which is based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar high-risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The allowance for credit losses as of December 31, 2025 and 2024, and the activity in this account, including the current-period provision for expected credit losses for the years ended December 31, 2025, 2024 and 2023, were not material.
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

ROCKET LAB CORPORATION AND SUBSIDIARIES
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
The Company performs valuations of assets acquired and liabilities assumed and allocates the purchase price to its respective assets and liabilities. Determining the fair value of assets acquired, liabilities assumed and contingent consideration requires us to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates and selection of comparable companies. The Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination.
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

ROCKET LAB CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
Impairment of Long-Lived Assets
Long-lived assets consist of property, plant and equipment and intangible assets with estimable useful lives subject to depreciation and amortization. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of an asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. There was no impairment of long-lived assets during the years ended December 31, 2025, 2024 and 2023.
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
Any impairment loss is limited to the carrying amount of goodwill allocated to the reporting unit. There was no impairment of goodwill during the years ended December 31, 2025, 2024 and 2023.
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

ROCKET LAB CORPORATION AND SUBSIDIARIES
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

ROCKET LAB CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
Significant estimates and assumptions are made in estimating contract costs. At the outset of an over-time contract, the Company identifies and monitors risks related to technical, schedule, and cost aspects of the contract, as well as the Company’s ability to earn variable consideration. These risks are assessed throughout the contract period and may result in changes to our estimates of the transaction price or total costs to complete the contract. When such changes occur, we recognize cumulative adjustments to revenue and profit in the period the changes are identified, reflecting the inception-to-date effect of the revised estimates. These adjustments may favorably or unfavorably impact the Company’s gross margin.
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
Research and Development, net
Research and development, net consists of labor, prototype, professional services, materials, facilities and depreciation expense related to the development of our Neutron launch vehicle, space system platforms and components. These costs are based on a cost model for research and development relating to internal product development programs not associated with customer contractual arrangements. These costs are presented net of government grants on the consolidated statements of operations and comprehensive loss. These costs are expensed as incurred until the program transitions from development to commercial production, at which point costs may be capitalized as inventory.
Selling, General and Administrative
Selling, general and administrative expenses consist of indirect costs, including management and executive compensation, corporate costs related to finance, accounting, human resources, information technology, legal, administrative, safety, professional services, rent, advertising costs and other general expenses.

ROCKET LAB CORPORATION AND SUBSIDIARIES
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
The Company has applied for tax credits related to a research and development tax incentive program with the New Zealand government. This tax incentive will reimburse up to 15% of the Company’s qualifying research and development costs incurred. The Company has various research government assistance awards which includes the Air Force Research Laboratory and the U.S. Space Force’s Space Systems Command. The Company applied for the employee retention credit under the CARES Act during the year ended December 31, 2023. On November 22, 2024, the Company entered into a direct funding agreement with the U.S. Department of Commerce to receive direct funding for the procurement, installation and qualification of new manufacturing equipment and will also receive funding by claiming the refundable Advanced Manufacturing Investment Credit under the United States CHIPS and Science Act of 2022.
The Company recorded $2,130 of government assistance as a reduction of cost of revenues during the year ended December 31, 2023.The Company recorded $18,976, $12,983 and $27,385 of government assistance as a reduction of research and development, net during the years ended December 31, 2025, 2024 and 2023, respectively. The Company recorded $0, $250 and $1,080 of government assistance as a reduction of selling, general and administrative during the years ended December 31, 2025, 2024 and 2023, respectively. During the years ended December 31, 2025 and 2024, the Company recorded capital expenditure incentive of $1,536 and $2,186 as an offset to property, plant and equipment, net, respectively.
As of December 31, 2025 and 2024, prepaids and other current assets includes government assistance receivables of $15,629 and $7,783, respectively. As of December 31, 2025 and 2024, other non-current assets includes government assistance receivables of $0 and $5,863, respectively.
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

ROCKET LAB CORPORATION AND SUBSIDIARIES
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

ROCKET LAB CORPORATION AND SUBSIDIARIES
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
Convertible Senior Notes
The Company accounts for convertible senior notes under Accounting Standards Codification (“ASC”) ASC 470-20 - Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity's Own Equity (“ASU 2020-06”). The Company records the convertible senior notes as a long-term liability at face value net of debt issuance costs. If certain conditions to the convertibility of the convertible senior notes are satisfied, or the convertible senior notes become due within one year, then the Company may be required under applicable accounting standards to reclassify the carrying value of the convertible senior notes as a current, rather than a long-term liability. If it is determined that the Company cannot be required to settle the Notes in cash and has the intent and ability to settle in common stock, the Notes are classified as non-current liabilities on the Company’s consolidated balance sheet.
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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, further broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign jurisdictions, and further by individual jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 prospectively for the period ending December 31, 2025, and it affects only our disclosures and does not impact our results of operations or financial condition.

ROCKET LAB CORPORATION AND SUBSIDIARIES
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which modernizes the accounting for internal-use software. ASU 2025-06 removes all references to software development stages and requires capitalization of software costs when management has committed to the software project and it is probable the software will be completed and perform its intended use. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted and can be applied on either a prospective, modified, or retrospective basis. The Company is assessing the potential impact of adopting ASU 2025-06 on its financial statements.
In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”). ASU 2025-10 establishes guidance for the recognition, measurement, and presentation of government grants received by business entities. Under the new standard, a government grant is recognized only when it is probable that (i) the entity will satisfy the grant’s conditions and (ii) the grant will be received. If those conditions are met, the grant is classified either as a grant related to income or as a grant related to an asset, and the classification determines the appropriate accounting treatment. ASU No. 2025-10 retains the existing disclosure requirements in Topic 832, Government Assistance. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2028, and for interim reporting periods within those annual reporting periods, with early adoption permitted. Entities may adopt the amendments using a modified-prospective, modified-retrospective, or full-retrospective approach for all government grants. We are currently evaluating the impact of the ASU on our disclosures and financial statements, including the approach and the timing of adoption.
3.REVENUES
The Company disaggregates revenue by reportable segment and revenue recognition pattern, as it believes these categories best depicts how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors. The following tables provide information about disaggregated revenue and a reconciliation of the disaggregated revenue during the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025
	Launch Services	Space Systems	Total
Revenues by recognition model
Point-in-time	$159,308	$107,432	$266,740
Over-time	39,734	295,325	335,059
Total revenue by recognition model	$199,042	$402,757	$601,799

	Year Ended December 31, 2024
	Launch Services	Space Systems	Total
Revenues by recognition model
Point-in-time	$125,338	$74,636	$199,974
Over-time	38	236,202	236,240
Total revenue by recognition model	$125,376	$310,838	$436,214

ROCKET LAB CORPORATION AND SUBSIDIARIES
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
The following table presents the balances related to enforceable contracts as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Contract balances
Accounts receivable, net	$39,001	$36,440
Contract assets	61,606	63,108
Contract liabilities	(195,438)	(216,160)
Changes in contract liabilities were as follows:

	2025	2024	2023
Contract liabilities, beginning of year	$216,160	$139,338	$108,344
Contract liabilities assumed at acquisition	842	—	—
Customer advances received or billed, net	160,887	176,763	137,158
Recognition of unearned revenue	(182,451)	(99,941)	(106,164)
Contract liabilities, end of year	$195,438	$216,160	$139,338
The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.
The amount of revenue recognized in the aggregate from changes in the transaction price or estimated costs to complete associated with performance obligations satisfied in prior periods during the year ended December 31, 2025, included a $15,055 downward adjustment to revenue and a $7,140 upward adjustment to revenue, resulting in a net downward adjustment of $7,915, respectively. Included in the downward adjustment for the year ended December 31, 2025, the Company recorded a downward adjustment to revenue of $12,818 related to an individual contract. This cumulative catch-up adjustment resulted from changes in the estimated costs to complete the contract. For the years ended December 31, 2024 and 2023, the impact was not material.
In February 2022, the Company entered into a procurement agreement with MDA Corporation to design and manufacture of 17 spacecraft buses (the “MDA Contract”). The Company has determined that the projected delivery dates for certain deliverables will be later than the dates originally set out under the MDA Contract. This delay is the result of a number of factors, including delays that have arisen in the Company’s supply chain. Under the terms of the MDA Contract, the customer is potentially entitled to claim liquidated damages as a result of this delivery delay. The Company is similarly entitled to claim liquidated damages against certain suppliers that have contributed to these delays. At this time, it is not possible to determine with certainty the net amount, if any, of actual liquidated damages that could ultimately be incurred.

ROCKET LAB CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
Backlog
The Company’s backlog represents the estimated transaction prices on performance obligations to the Company’s customers for which work remains to be performed. The amount of backlog increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of backlog when an enforceable agreement has been reached. Remaining backlog totaled $1,847,322 as of December 31, 2025, of which approximately 37% is expected to be recognized within 12 months, with the remaining 63% to be recognized beyond 12 months.
Customer Financing
In connection with the signing of three separate multi-launch agreements with commercial customers, the Company entered into subordinated loan and security agreements and a loan and security agreement. The commercial customers may choose to have certain milestone payments financed under the terms of the subordinated loan and security agreements. The receivables will bear no interest until the initial launch dates passes, after which interest will accrue at a fixed rate of 9.5%, 10.8% or 12.6%, based on the agreement. Principal and interest payments will be made over 12 quarterly payments from the launch date.
On July 11, 2025, the Company received a full payoff of $7,489 and terminated the subordinated loan and security agreement with one of the commercial customers.
As of December 31, 2025 and 2024, the Company had $6,750 and $4,200 customer financing in prepaids and other currents assets, respectively and $16,138 and $15,567 customer financing receivable in other non-current assets on the consolidated balance sheets, respectively. Customer financing interest income for the years ended December 31, 2025, 2024 and 2023 was $1,730, $1,213 and $371, respectively.
4.BUSINESS COMBINATIONS AND ASSET ACQUISITIONS
GEOST
On August 12, 2025, the Company closed the acquisition of GEOST LLC ( “GEOST”) pursuant to a Stock Purchase Agreement (the “GEOST Purchase Agreement”), by and among Rocket Lab USA, LightRidge Solutions Holdings LP (“LightRidge Solutions”), and LightRidge Interco Solutions Holdings, Inc. (“LightRidge Interco”), which provided for, among other things, the Company’s purchase and acquisition of all of the issued and outstanding shares of common stock of LightRidge Interco, the owner of GEOST.
Pursuant to the terms of the GEOST Purchase Agreement, all of the issued and outstanding shares of LightRidge Interco were purchased in exchange for aggregate consideration of $275,000, consisting of approximately $125,000 in cash and 3,057,588 shares of common stock, subject in each case to customary adjustments at closing, including for cash, working capital, transaction expenses and indebtedness (the “Transaction”). Additionally, the GEOST Purchase Agreement provides for up to $50,000 in potential additional post-closing cash earnout payments to LightRidge Solutions tied to revenue targets of the GEOST business for 2026 and 2027. Refer to the table below under “Acquisition Consideration” for additional information.

ROCKET LAB CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
Acquisition Consideration
The following table presents the purchase consideration and the estimates of the preliminary fair value of the assets acquired and the liabilities assumed by the Company in the acquisition:

August 12, 2025
Cash consideration	$134,299
Fair value of common stock issued (1)	137,653
Contingent consideration (2)	18,258
Purchase consideration	$290,210

Description
Cash and cash equivalents	$1,280
Accounts receivable	3,196
Contract assets	787
Inventories	402
Prepaids and other current assets	1,079
Property, plant and equipment	4,267
Intangible assets	183,300
Right-of-use assets - operating leases	6,553
Other non-current assets	424
Trade payables	(2,467)
Accrued expenses	(142)
Employee benefits payable	(3,407)
Contract liabilities	(842)
Other current liabilities	(1,340)
Non-current operating lease liabilities	(5,256)
Deferred tax liabilities	(32,354)
Identifiable net assets acquired	155,480
Goodwill	134,730
Total purchase price	$290,210
_____________________________________
(1) The Company issued 3,057,588 shares of common stock, with the fair value determined based on the Company’s common stock closing price of $45.02 on August 11, 2025.
(2) The contingent consideration, to be paid in cash, was classified as a liability and included in other non-current liabilities on the Company’s consolidated balance sheets. To estimate the fair value of the contingent consideration liability, management valued the earn-out based on the likelihood of reaching certain revenue targets. At the acquisition date, the fair value of the contingent consideration payable was measured based on a Monte Carlo simulation utilizing projections about future performance. Significant inputs at acquisition include revenue volatility of 29%, discount rate of 10% and projected financial information.

ROCKET LAB CORPORATION AND SUBSIDIARIES
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
Goodwill of $134,730 was recorded for the GEOST acquisition, representing the excess of the purchase price over the fair value of the identifiable net assets. The goodwill has been allocated to the space systems operating segment, reflecting the strategic operations of this operating segment. Goodwill recognized primarily represents the future revenue and earnings potential and certain other assets which were acquired, but that do not meet the recognition criteria, such as assembled workforce. The majority of goodwill is not expected to be deductible for income tax purposes.
The Company’s consolidated statements of operations for the year ended December 31, 2025 includes revenues and operating loss of $11,946 and $8,314, respectively, related to the GEOST acquisition.
Measurement Period
During the measurement period, the Company will continue to obtain information to assist in determining the fair value of net assets acquired, which may differ materially from these preliminary estimates. Specifically, the Company is evaluating outstanding matters, including but not limited to, legal contingencies, other receivables, tax-related items and other assets. Measurement period adjustments, if applicable, will be applied in the reporting period in which the adjustment amounts are determined. Measurement period changes made in the fourth quarter of 2025 for the GEOST acquisition did not have a material impact.
Unaudited Pro Forma Information
The unaudited consolidated financial information summarized in the following table gives effect to the GEOST acquisition assuming it occurred on January 1, 2023. These unaudited consolidated pro forma operating results do not assume any impact from revenue, cost or other operating synergies that are expected as a result of the acquisition. These unaudited consolidated pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the acquisition occurred on January 1, 2023, nor does the information project results for any future period.

	Years Ended December 31,
	2025	2024	2023
Total revenues	$620,840	$518,125	$318,508
Net loss	(220,063)	(220,771)	(197,208)
Asset Purchase Agreement
On June 2, 2023, Company closed on the purchase of certain assets pursuant to an Asset Purchase Agreement (the “Virgin APA”) with Virgin Orbit Holdings, Inc. to acquire certain assets, including a real property lease for a property located in Long Beach, California and certain production assets, machinery and equipment.

ROCKET LAB CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
The acquisition was accounted for as an asset acquisition and the total purchase price consideration of $16,934 (which includes $815 of transaction costs) was allocated to the assets acquired on a relative fair value basis. The following table presents estimates of the relative fair value of the assets acquired and the liabilities assumed by the Company in the acquisition:

Description	Amount
Property, plant and equipment	$15,658
Right-of-use assets - operating leases	13,939
Other non-current assets	189
Other current liabilities	(1,125)
Non-current operating lease liabilities	(10,375)
Other non-current liabilities	(1,352)
Total purchase price	$16,934
5.CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES
Cash and cash equivalents and marketable securities consisted of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Cash and cash equivalents	$828,660	$271,042
Marketable securities, current	187,917	147,948
Marketable securities, non-current	82,247	60,686
Total cash and cash equivalents and marketable securities	$1,098,824	$479,676
As of December 31, 2025, cash equivalents and marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market accounts	$741,498	$—	$—	$741,498	$741,498	$—
Certificates of deposit	13,168	9	—	13,177	1,556	11,621
Commercial paper	27,769	7	—	27,776	—	27,776
Corporate debt securities	136,434	169	(17)	136,586	—	136,586
Yankee bonds	5,339	12	—	5,351	—	5,351
U.S. Treasury securities	48,978	90	—	49,068	—	49,068
Asset-backed securities	39,637	125	—	39,762	—	39,762
Total	$1,012,823	$412	$(17)	$1,013,218	$743,054	$270,164
The following table presents the Company’s cash equivalents and marketable securities with unrealized losses by investment category and the length of time the marketable securities have been in a continuous loss position as of December 31, 2025:

	In Loss Position for Less than 12 Months
	Fair Value	Unrealized Losses
Corporate debt securities	$25,198	$(17)
Total	$25,198	$(17)

ROCKET LAB CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
The Company has not observed a significant deterioration in credit quality of these securities, which are highly rated with moderate to low credit risk. Declines in value are largely attributable to current global economic conditions. The securities continue to make timely principal and interest payments, and the fair values are expected to recover as they approach maturity. The Company does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell the securities, before the respective recoveries of their amortized cost bases, which may be maturity. As of December 31, 2025, the Company had not recognized an allowance for credit losses on any marketable securities in an unrealized loss position.
The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of December 31, 2025:

	Amortized Cost	Fair Value
Due within one year	$930,713	$930,971
Due within one to two years	82,110	82,247
Total	$1,012,823	$1,013,218
6.FAIR VALUE OF FINANCIAL INSTRUMENTS
As of December 31, 2025 and 2024, the following financial assets and liabilities are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$741,498	$—	$—	$741,498
Certificates of deposit	—	1,556	—	1,556
Marketable securities, current:
Certificates of deposit	—	9,294	—	9,294
Commercial paper	—	27,776	—	27,776
Corporate debt securities	—	103,077	—	103,077
Yankee bonds	—	5,351	—	5,351
U.S. Treasury securities	40,576	—	—	40,576
Asset-backed securities	—	1,843	—	1,843
Marketable securities, non-current
Certificates of deposit	—	2,327	—	2,327
Corporate debt securities	—	33,509	—	33,509
U.S. Treasury securities	8,492	—	—	8,492
Asset-backed securities	—	37,919	—	37,919
Total	$790,566	$222,652	$—	$1,013,218
Liabilities:
Other non-current liabilities:
Contingent consideration	$—	$—	$7,634	$7,634
Total	$—	$—	$7,634	$7,634

ROCKET LAB CORPORATION AND SUBSIDIARIES
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
There were no transfers between fair value measurement levels during the years ended December 31, 2025 and 2024.
Contingent Consideration
The Company recorded a contingent consideration liability related to potential earnout payments based on revenue targets pursuant to the GEOST Purchase Agreement. The estimated fair value of the contingent consideration is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.
The following table presents contingent consideration obligations measured on a recurring basis using Level 3 inputs for the year ended December 31, 2025:

December 31, 2024	$—
Acquisition-related contingent consideration	18,258
Fair value adjustment	(10,624)
December 31, 2025	$7,634
During the year ended December 31, 2025, the fair value of contingent consideration for the earn-out in connection with the acquisition of GEOST decreased, primarily due to a push out of forecasted revenues, resulting from the delay in contract awards caused by the government shutdown.
Convertible Senior Notes
The Company measures the fair value of its convertible senior notes on a quarterly basis for disclosure purposes. The Company considers the fair value of its convertible senior notes as of December 31, 2025 to be a Level 2 measurement due to limited trading activity of the convertible senior notes. As of December 31, 2025, the net carrying amount of the convertible senior notes was $152,395, with unamortized discount and debt issuance costs of $3,259. As of December 31, 2025, the total estimated fair value (Level 2) of the convertible senior notes was $2,185,440. The fair value was determined based on the closing trading price of the convertible senior notes as of the last day of trading for the period.

ROCKET LAB CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
7.INVENTORIES
Inventories as of December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024
Raw materials	$76,739	$50,650
Work in process	68,712	60,462
Finished goods	12,956	7,962
Total inventories	$158,407	$119,074
8.PREPAIDS AND OTHER CURRENT ASSETS
Prepaids and other current assets as of December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024
Prepaid expenses and deposits	$57,738	$38,041
Government grant receivables	15,629	7,783
Customer financing receivables	6,750	4,200
Other current assets	9,836	4,985
Total prepaids and other current assets	$89,953	$55,009
9.ASSETS HELD FOR SALE
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
10.PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, as of December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024
Buildings and improvements	$78,564	$68,631
Machinery, equipment, vehicles and office furniture	174,526	127,577
Computer equipment, hardware and software	20,751	16,204
Launch site assets	25,330	20,726
Construction in process	111,167	27,285
Property, plant and equipment—gross	410,338	260,423
Less accumulated depreciation and amortization	(90,865)	(65,585)
Property, plant and equipment—net	$319,473	$194,838

ROCKET LAB CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
Depreciation expense recorded in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2025, 2024 and 2023 consisted of the following:

	Years Ended December 31,
Depreciation expense	2025	2024	2023
Cost of revenues	$12,749	$11,088	$8,481
Research and development, net	8,433	5,890	4,700
Selling, general and administrative	4,187	2,798	2,226
Total depreciation expense	$25,369	$19,776	$15,407
11.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The carrying amount of goodwill for the space systems reportable segment was $205,750 and $71,020 and as of December 31, 2025 and 2024, respectively. No impairment losses have been recognized on goodwill to date.
Intangible Assets
The components of intangible assets consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Developed Technology	$230,165	$(37,238)	$192,927
Capitalized software	14,558	(11,164)	3,394
Customer relationships	16,114	(5,786)	10,328
Trademarks and tradenames	10,102	(3,443)	6,659
Backlog	14,491	(4,343)	10,148
Other	1,399	(609)	790
Indefinite-Lived Intangible Assets
In-process technology	500	—	500
Total	$287,329	$(62,583)	$224,746

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Developed Technology	$57,865	$(23,512)	$34,353
Capitalized software	13,757	(9,873)	3,884
Customer relationships	16,086	(4,472)	11,614
Trademarks and tradenames	10,098	(2,610)	7,488
Backlog	3,491	(3,491)	—
Other	1,320	(522)	798
Indefinite-Lived Intangible Assets
In-process technology	500	—	500
Total	$103,117	$(44,480)	$58,637

ROCKET LAB CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
Amortization expense recorded in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2025, 2024 and 2023, respectively consisted of the following:

	Years Ended December 31,
	2025	2024	2023
Cost of revenues	$13,899	$7,110	$7,106
Research and development, net	16	45	90
Selling, general and administrative	4,041	4,913	5,904
Total amortization expense	$17,956	$12,068	$13,100
The following table outlines the estimated future amortization expense related to finite-lived intangible assets held as of December 31, 2025:

2026	$29,730
2027	28,755
2028	27,718
2029	25,512
2030	21,690
Thereafter	90,841
Total	$224,246
12.LOAN AGREEMENTS
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

ROCKET LAB CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
The Notes accrue interest at a rate of 4.250% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2024. The Notes mature on February 1, 2029, unless earlier converted, redeemed or repurchased. Before November 1, 2028, noteholders have the right to convert their Notes only during the following circumstances: (i) during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, (ii) during the five consecutive business day period after any 10 consecutive trading day period, or the measurement period, in which the trading price per $1 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day, (iii) upon the occurrence of certain corporate events or distributions specified in the Indenture or (iv) if the Company calls such Notes for redemption. From and after November 1, 2028, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 195.1029 shares of common stock per $1 principal amount of Notes, which represents an initial conversion price of approximately $5.13 per share of common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of December 31, 2025, the holder of the Notes have the right to convert between January 1, 2026 and March 31, 2026 because the Company’s common stock price exceeded the applicable conversion price by 130% for the specified period of time during the quarter ended December 31, 2025.
When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. During the year ended December 31, 2025, the Company received conversion notices for $199,346 aggregate principal amount of Notes. These conversions resulted in the issuance of 38,892,968 shares of common stock in accordance with the terms of the Indenture governing the Notes. As of December 31, 2025, the Company cannot be required to settle the Notes in cash and has the intent and ability to settle in common stock, therefore, the Notes were classified as non-current liabilities on the Company’s consolidated balance sheet.
As of December 31, 2025, there was $155,654 outstanding under the Notes, before unamortized discount and debt issuance costs of $3,259. As of December 31, 2025, the effective interest rate under the Notes was 5.0%.
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

ROCKET LAB CORPORATION AND SUBSIDIARIES
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
The monthly payment factors under the Trinity Loan Agreement and Blanket Lien Draw had a term of sixty (60) months and a rate factor of 0.022266. In connection with the Loan Agreement, the Company issued warrants to Lender to acquire 728,835 shares of the Company’s common stock at an exercise price of $4.87 per share (see Note 13). The proceeds from the Loan Agreement were allocated to the loan and warrants based on the relative fair value at inception, resulting in a reduction to the loan amount and amortized to interest expense over the term of the loan.
On February 8, 2024, the Company paid off all obligations under the Blanket Lien Draw in the amount of $38,778, which includes principal, unpaid interest and legal fees, resulting in a loss on extinguishment of debt of $1,330 for the year ended December 31, 2024, included in other income, net in the consolidated statements of operations and comprehensive loss.
On March 20, 2025, the Company made a draw of $25,000 under the Trinity Loan Agreement (the “March 2025 Draw”). This March 2025 Draw has a term of sixty (60) months and a rate factor of 0.022266.
On December 15, 2025, the Company paid off all obligations under the Trinity Loan Agreement in the amount of $69,120, which includes principal, prepayment fees, end of term and other fees and unpaid interest, resulting in a loss on extinguishment of debt of $5,926 for the year ended December 31, 2025. As a result, the Trinity Loan Agreement was terminated.
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
On December 29, 2023, a portion of the proceeds from the Effective Date Draw and the Blanket Lien Draw were used to pay off all obligations owing pursuant to the Hercules Capital Secured Term Loan, resulting in a loss on extinguishment of debt of $1,732 for the year ended December 31, 2023. As a result, the Hercules Capital Secured Term Loan was terminated.

ROCKET LAB CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
13.STOCKHOLDERS’ EQUITY
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

ROCKET LAB CORPORATION AND SUBSIDIARIES
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
During the year ended December 31, 2025, the Company had sold 15,142,133 shares of common stock and generating $396,647 in gross proceeds, before deducting $9,584 in underwriting discounts, commissions and other expenses under the terminated March ATM Equity Offering.
During the year ended December 31, 2025, the Company had sold 15,662,372 shares of common stock and generating $749,410 in gross proceeds, before deducting $17,144 in underwriting discounts, commissions and other expenses under the September ATM Equity Offering.
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

ROCKET LAB CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
14.STOCK-BASED COMPENSATION
Equity Incentive Plans
The Company has a single active equity incentive plan, the Rocket Lab 2021 Stock Option and Incentive Plan (the “2021 Plan”), with the objective of attracting and retaining available employees and directors by providing stock-based and other performance-based compensation. The Rocket Lab 2013 Stock Option and Grant Plan (the “2013 Plan”) was terminated, but outstanding awards granted thereunder remain governed by it. The 2021 Plan provides for the grant of equity awards to officers, employees, directors and other key employees as well as service providers which include incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards, restricted stock units or any combination of the foregoing any of which may be performance based, as determined by the Company’s Compensation Committee. An aggregate of 59,875,000 shares were initially reserved for the issuance of awards under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan automatically increases each January 1, beginning on January 1, 2022, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. The Company was authorized to issue and has registered with the Securities and Exchange Commission 104,631,817 shares of common stock as equity awards to participants under the 2021 Plan as of December 31, 2025. There were 91,917,893 shares of common stock available for grant as of December 31, 2025.
Total stock-based compensation recorded in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2025, 2024 and 2023 consisted of the following:

	Years Ended December 31,
Stock-based compensation	2025	2024	2023
Cost of revenues	$17,633	$16,657	$12,521
Research and development, net	22,072	15,626	21,721
Selling, general and administrative	31,394	24,533	19,219
Total stock-based compensation expense	$71,099	$56,816	$53,461

ROCKET LAB CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
Options
The following summarizes the stock option activity of the 2013 Plan for the years ended December 31, 2025, 2024 and 2023:

	Options to Purchase Common Stock	Weighted- Average Exercise Price per Share	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contract Life (In Years)	Aggregate Intrinsic Value
Outstanding — at January 1, 2023	13,257,720	$1.03	$0.53	5.18	$36,306
Exercised	(2,623,282)	0.93	0.47	0.86	12,072
Forfeited	(7,556)	1.42	0.78	—	31
Expired	(75,596)	1.22	0.72	—	326
Outstanding — at December 31, 2023	10,551,286	$1.06	$0.53	4.32	$47,210
Exercised	(3,396,050)	1.01	0.52	2.61	84,916
Outstanding — at December 31, 2024	7,155,236	$1.08	$0.53	3.46	$174,521
Exercised	(2,459,098)	1.05	0.52	2.37	168,975
Expired	(543)	0.10	0.06	—	38
Outstanding — at December 31, 2025	4,695,595	$1.10	$0.54	2.51	$322,414
Options vested and exercisable — at December 31, 2025	4,695,595	$1.10	$0.54	2.51	$322,414
Options vested and exercisable — at December 31, 2024	7,155,236	$1.08	$0.53	3.46	$174,521
Options vested and exercisable — at December 31, 2023	10,551,286	$1.06	$0.53	4.32	$47,210
Restricted Stock Units
The time-based service vesting condition is generally satisfied over periods of approximately four years as the employees provide service. As of December 31, 2025, the total unrecognized compensation expense related to unvested restricted stock units granted under the 2021 Plan was $108,823 and will be recognized upon vesting.

ROCKET LAB CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
The following summarizes the restricted stock unit activity of the Plan for the years ended December 31, 2025, 2024 and 2023:

	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding — at January 1, 2023	16,686,217	$5.94
Granted	11,269,200	4.76
Released	(8,887,903)
Forfeited	(2,729,675)	6.01
Outstanding — at December 31, 2023	16,337,839	5.48
Granted	18,206,230	6.54
Released	(9,854,054)	5.45
Forfeited	(2,931,413)	5.15
Outstanding — at December 31, 2024	21,758,602	6.43
Granted	1,849,373	30.39
Released	(9,255,369)	7.15
Forfeited	(1,638,682)	7.91
Outstanding — at December 31, 2025	12,713,924	$9.20
Units expected to vest — at December 31, 2025	12,713,924	$9.20
Units expected to vest — at December 31, 2024	21,758,602	$6.43
Units expected to vest — at December 31, 2023	16,337,839	$5.48
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
During the years ended December 31, 2025, 2024 and 2023, 602,669, 1,473,720 and 1,369,604 shares of common stock were issued under the 2021 ESPP. As of December 31, 2025, 19,580,628 shares remain available for issuance under the 2021 ESPP. Total ESPP stock-based compensation recorded in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025, 2024 and 2023 was $6,745, $3,016 and $2,399, respectively. As of December 31, 2025, the total unrecognized compensation expense related to the 2021 ESPP was $7,529 and will be recognized over the remaining offering period.
15.EMPLOYEE BENEFITS
Defined Contribution Plans
The Company’s 401(k) Savings and Retirement Plan covers any eligible employee on the active payroll of the Company. The Company’s contributions were approximately $4,462, $2,858 and $2,427 during the years ended December 31, 2025, 2024 and 2023, respectively. The Company’s contributions consist of matching contributions, and non-elective contributions on behalf of employees.

ROCKET LAB CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
16.LEASES
The Company has operating and finance leases for properties, vehicles and equipment. The Company’s operating and finance leases have remaining lease terms of less than one year to twenty-five years, some of which include options to extend the lease term, and some of which include options to terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.
Supplemental balance sheet information related to leases as of December 31, 2025 and 2024 were as follows:

		December 31,
Liabilities	Presentation	2025	2024
Current:
Operating lease liabilities	Other current liabilities	$10,816	$6,170
Finance lease liabilities	Other current liabilities	317	268
Total lease liabilities, current		11,133	6,438
Non-current:
Operating lease liabilities	Non-current operating lease liabilities	85,191	51,965
Finance lease liabilities	Non-current finance lease liabilities	14,653	14,970
Total lease liabilities, non-current		99,844	66,935
Total lease liabilities		$110,977	$73,373
The Company does not separate non-lease components for the purposes of measuring our lease liabilities and assets. The components of lease expense were as follows during the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
Operating lease costs:
Operating lease costs	$14,158	$9,762	$7,164
Amortization of favorable lease	610	1,220	610
Total operating lease costs:	$14,768	$10,982	$7,774
Finance lease costs:
Depreciation of right-of-use assets	$501	$591	$627
Interest on lease liabilities	933	949	967
Total finance lease costs	$1,434	$1,540	$1,594
Cash paid for amounts included in the measurement of lease liabilities:

	Years Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,411	$8,672	$6,581
Operating cash flows from finance leases	933	949	967
Finance cash flows from finance leases	268	329	336
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$39,286	$2,871	$30,396

ROCKET LAB CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
The weighted average remaining lease term related to operating leases was 8.5 years and 9.0 years as of December 31, 2025 and 2024, respectively. The weighted average discount rate related to operating leases was 6.5% and 6.4% as of December 31, 2025 and 2024, respectively. The weighted average remaining lease term related to finance leases was 16.4 years and 17.4 years as of December 31, 2025 and 2024, respectively. The weighted average discount rate related to finance leases was 6.2% as of December 31, 2025 and 2024.
The following is a schedule of the future minimum operating and finance lease payments by year as of December 31, 2025:

	Operating Leases	Finance Leases
2026	$16,712	$1,231
2027	16,811	1,262
2028	15,834	1,293
2029	15,206	1,326
2030	11,881	1,359
Thereafter	49,965	18,139
Total lease payments	126,409	24,610
Less imputed interest	(30,402)	(9,640)
Total	$96,007	$14,970
17.COMMITMENTS AND CONTINGENCIES
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

ROCKET LAB CORPORATION AND SUBSIDIARIES
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
The provision for contract losses outstanding as of December 31, 2025, which primarily is related to the solar panel module agreement, was $4,999 included in other current liabilities in the Company’s consolidated balance sheets.
18.INCOME TAXES
The components of the pretax loss for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Years Ended December 31,
	2025	2024	2023
Domestic	$(346,045)	$(257,752)	$(205,334)
Foreign	120,148	68,341	26,413
Loss before provision for income taxes	$(225,897)	$(189,411)	$(178,921)
The (benefit) provision for income taxes for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Years Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$—	$—
State	4	14	(18)
Foreign	2,714	(299)	3,270
Total current provision	2,718	(285)	3,252
Deferred:
Federal	(27,825)	166	114
State	(4,291)	280	452
Foreign	1,710	603	(168)
Total deferred provision	(30,406)	1,049	398
Total:
Federal	(27,825)	166	114
State	(4,287)	294	434
Foreign	4,424	304	3,102
(Benefit) provision for income taxes	$(27,688)	$764	$3,650

ROCKET LAB CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
The following is a reconciliation of the U.S. federal statutory federal income tax rate to our effective tax rate after adoption of ASU 2023-09:

	Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory income tax rate	$(47,438)	21.0%
State and local income taxes, net of federal income tax effect(1)	(3,387)	1.5%
Foreign tax effects
New Zealand
Statutory tax rate difference between New Zealand and United States	7,340	(3.2%)
Nontaxable research and development tax incentive	(3,620)	1.6%
Stock-based payment awards	(21,733)	9.6%
Other	(36)	—%
Other foreign jurisdictions	210	(0.1%)
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws
Global intangible low-taxed income	2,964	(1.3%)
Other	360	(0.2%)
Tax credits	—	—%
Changes in valuation allowances	63,389	(28.1%)
Nontaxable or nondeductible items
Stock-based payment awards	(30,856)	13.7%
Executive compensation(2)	3,178	(1.4%)
Other	37	—%
Changes in unrecognized tax benefits	—	—%
Other adjustments	1,904	(0.8%)
Effective tax rate	$(27,688)	12.3%
___________________________________________________
(1) The state and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California.
(2) Excess tax benefits on share-based payments exclude amounts associated with awards subject to the limitations imposed by Section 162(m) of the Internal Revenue Code.
The following is a reconciliation of the U.S. federal statutory federal income tax rate to our effective tax rate (in percentages):

	Years Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
Adjustments for tax effects of:
State taxes, net of federal benefit	6.0%	3.2%
Permanent differences and other	(2.6)%	0.4%
Uncertain tax positions	1.0%	(0.7%)
Stock-based compensation	6.7%	(0.5%)
Other adjustments to deferred taxes	0.1%	1.7%
Increase in valuation allowance	(32.6)%	(27.1)%
Provision for income taxes	(0.4)%	(2.0%)

ROCKET LAB CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 were as follows :

	December 31,
	2025	2024
Deferred tax assets:
Accrued expenses	$3,741	$2,751
Inventories	3,253	2,612
Deferred revenue	40,635	13,681
Lease liability	26,185	19,181
Stock compensation	2,190	2,662
Interest expense	5,886	3,798
Net operating losses	210,532	129,601
Tax credits	7,437	4,768
Reserves	1,389	1,893
Capitalized research	82,234	81,261
Other	1,212	2,364
Total deferred tax assets	384,694	264,572
Valuation allowance	(304,106)	(236,113)
Total deferred tax assets, net	80,588	28,459
Deferred tax liabilities:
Right of use asset	(24,876)	(17,929)
Depreciation and amortization	(55,059)	(8,411)
Total deferred tax liabilities	(79,935)	(26,340)
Net deferred tax assets	$653	$2,119
A valuation allowance is recognized against deferred tax assets if it is more-likely-than-not that the deferred tax asset will not be realized. Because of the Company’s recent history of operating losses in the U.S., we have recorded a full valuation allowance against our U.S. deferred tax assets. As of December 31, 2025 and 2024, we recorded valuation allowances of $304,106 and $236,113, respectively. In 2025, the net increase in our valuation allowance primarily resulted from losses from operations, partially offset by the release of the valuation allowance related to the deferred tax liabilities generated from the GEOST acquisition.
The One Big Beautiful Bill Act (OBBB), enacted on July 4, 2025, restores or makes permanent certain expiring business tax provisions from the Tax Cuts and Jobs Act of 2017. Among these changes, the OBBB reinstated the immediate expensing of domestic research and experimental (R&E) costs; however, R&E expenditures attributable to foreign research will continue to be capitalized and amortized over 15 years. Due to the full valuation allowance against our U.S. deferred tax assets, the impact of this legislative change is immaterial to our financial statements.
The reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits for the years ended December 31, 2025 and 2024 is as follows:

	2025	2024
Balance at beginning of year	$939	$4,887
Decrease related to prior year tax positions	—	(1,974)
Settlements	—	(1,974)
Balance at end of year	$939	$939
As of December 31, 2025 and 2024, the Company has unrecognized tax benefits totaling $140 and $140, respectively, which, if recognized, would impact the effective tax rate in future periods.

ROCKET LAB CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. As of December 31, 2025 and 2024, there were no accrued interest and penalties.
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
At December 31, 2025 and 2024, the Company had federal NOL carryforwards of $840,916 and $492,496, respectively, which is comprised of definite and indefinite NOLs. The Company had definite federal NOL carryforwards of $57,135 as of December 31, 2025 and 2024, which begin to expire in varying amounts beginning in 2034. Federal NOLs generated after 2017 of $783,781 and $435,361 as of December 31, 2025 and 2024, respectively will carryforward indefinitely and are available to offset up to 80% of future taxable income each year. The Company also had state NOL carryforwards of $549,464 and $428,696 as of December 31, 2025 and 2024, respectively, available to reduce future taxable income, if any. If not realized, the state NOLs will begin to expire in varying amounts beginning in 2035.
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
As of December 31, 2025 and 2024, we have undistributed earnings of our foreign subsidiaries of $64,552 and $43,266, respectively, which we have indefinitely reinvested and for which we have not recognized deferred taxes. The amount of unrecognized deferred taxes associated with these unremitted earnings would not be significant at December 31, 2025 and 2024.
The income taxes paid by jurisdiction or the year ended December 31, 2025 consisted of the following:

Jurisdiction	Year Ended December 31, 2025
Federal	$—
State	—
Foreign	854
Canada	756
New Zealand	91
Other	7
Total	$854

ROCKET LAB CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
19.NET LOSS PER SHARE
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
Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method and the if-converted method, whichever is more dilutive. Potentially dilutive shares are comprised of common stock warrants, restricted stock units, stock options and shares underlying our convertible senior notes. For the years ended December 31, 2025, 2024 and 2023, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive.
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
Numerator
Net loss attributable to common stockholders-basic and diluted	$(198,209)	$(190,175)	$(182,571)
Denominator
Weighted average common shares outstanding-basic and diluted	530,664,781	495,929,861	481,768,060
Net loss per share attributable to common stockholders-basic and diluted	$(0.37)	$(0.38)	$(0.38)
The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the years ended December 31, 2025, 2024 and 2023:

	December 31,
	2025	2024	2023
Stock options and restricted stock units	17,409,519	28,913,838	26,889,125
Common stock warrants	—	—	728,835
Shares underlying our convertible senior notes	30,368,547	69,261,530	—

ROCKET LAB CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
20.SEGMENTS
The Company’s CODM reviews financial information presented based on a management approach for the purposes of making operating decisions, assessing financial performance and allocating resources. The CODM uses gross profit as the measure of segment profit or loss to assess performance and allocate resources. The Company manages its business primarily based upon two operating segments, launch services and space systems. Each of these operating segments represents a reportable segment. Launch Services provides launch and launch related services to customers on a dedicated mission or ride share basis. Space systems is predominately comprised of spacecraft components and spacecraft manufacturing. Although some of the Company’s contracts with customers contain elements of space systems and launch services, each reporting segment is managed separately to better align with customer’s needs and the Company’s growth plans. The accounting policies of the various segments are the same as those described in Note 2. For contracts with customers that contain both space systems and launch services elements, revenues for each reporting segment are generally allocated based upon the overall costs incurred for each of the reporting segments in comparison to total overall costs of the contract. The following table shows information by reportable segment for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025		2024		2023
	Launch Services	Space Systems	Launch Services	Space Systems	Launch Services	Space Systems
Revenues	$199,042	$402,757	$125,376	$310,838	$71,894	$172,698
Cost of revenues	117,772	276,846	90,786	229,279	63,827	129,356
Gross profit	$81,270	$125,911	$34,590	$81,559	$8,067	$43,342
The following table shows information by reportable segment by products and services for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025		2024		2023
	Launch Services	Space Systems	Launch Services	Space Systems	Launch Services	Space Systems
Products:
Revenues	$—	$371,617	$—	$289,851	$—	$156,560
Cost of revenues	—	252,848	—	213,835	—	115,342
Gross profit	$—	$118,769	$—	$76,016	$—	$41,218

Services:
Revenues	$199,042	$31,140	$125,376	$20,987	$71,894	$16,138
Cost of revenues	117,772	23,998	90,786	15,444	63,827	14,014
Gross profit	$81,270	$7,142	$34,590	$5,543	$8,067	$2,124
Management does not regularly review either reporting segment’s total assets or operating expenses. This is because in general, the Company’s long-lived assets, facilities, and equipment are shared by each reporting segment.
21.CONCENTRATION OF CREDIT RISK, SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION
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

ROCKET LAB CORPORATION AND SUBSIDIARIES
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
As of December 31, 2025 and 2024, the Company’s customers that accounted for 10% or more of the total accounts receivable, net, were as follows:

	December 31,
	2025	2024
Lockheed Martin Corporation	16%	15%
Dynetics Inc.	*	15%
Commercial customer	10%	*
*Accounts receivable, net was less than 10%.
For the years ended December 31, 2025, 2024 and 2023, the Company’s customers that accounted for 10% or more of the total revenue were as follows:

	December 31,
	2025	2024	2023
Government Customer	28%	11%	*
MDA Corporation	*	23%	13%
Northrop Grumman Space Systems	*	*	13%
*Revenue was less than 10%.
Geographic Information
The Company’s consolidated revenues by geographic area based on customer billing location are as follows for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025		2024		2023
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	% of Total Revenues
United States	$475,394	79%	$268,326	61%	$184,748	76%
Canada	20,166	3%	104,388	24%	36,116	15%
Japan	65,638	11%	30,684	7%	10,457	4%
Rest of world	40,601	7%	32,816	8%	13,271	5%
Total	$601,799	100%	$436,214	100%	$244,592	100%

ROCKET LAB CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share and per share data)
Long-lived assets, which consists of property, plant and equipment, net, leased right-of-use assets, intangible assets, net and goodwill, by geographic area are as follows as of December 31, 2025 and 2024:

	December 31,
	2025		2024
	Amount	% of Long- Lived Assets	Amount	% of Long- Lived Assets
United States	$803,652	94%	$346,383	88%
New Zealand	46,750	5%	42,090	11%
Canada	3,833	1%	4,082	1%
Total	$854,235	100%	$392,555	100%
22.RELATED PARTY TRANSACTIONS
On January 7, 2025, the Preferred Stock Exchange was consummated and the Company filed the Certificate of Designation with the Secretary of State of the State of Delaware, which became effective upon filing. At the Closing, the Company issued 50,951,250 shares of Preferred Stock to the Trust. On June 17, 2025, the Trust converted 5,000,000 shares of the Preferred Stock to common stock on a one-for-one basis in accordance with the Certificate of Designation. See Note 13 for additional information on the Preferred Stock Exchange.
As of December 31, 2025 and 2024, there are no amounts due to or from related parties.
23.SUBSEQUENT EVENTS
Notes Conversion
Subsequent to December 31, 2025 and through February 20, 2026, the Company received conversion notices for $117,341 aggregate principal amount of Notes. These conversions resulted in the issuance of 22,893,559 shares of common stock in accordance with the terms of the Indenture governing the Notes.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rocket Lab Corporation

Date: February 26, 2026	By:	/s/ Peter Beck
Peter Beck
President, Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Peter Beck	President, Chief Executive Officer and Chairman	February 26, 2026
Peter Beck	(Principal Executive Officer)

/s/ Adam Spice	Chief Financial Officer	February 26, 2026
Adam Spice	(Principal Financial Officer and Principal Accounting Officer)

/s/ Nina Armagno	Director	February 26, 2026
Nina Armagno

/s/ Edward Frank	Director	February 26, 2026
Edward Frank

/s/ Jon Olson	Director	February 26, 2026
Jon Olson

/s/ Kenneth Possenriede	Director	February 26, 2026
Kenneth Possenriede

/s/ Merline Saintil	Director	February 26, 2026
Merline Saintil

/s/ Alex Slusky	Director	February 26, 2026
Alex Slusky