Form 10-Q
period 2026-03-31
Rocket Lab Corp
filed 2026-05-07
CIK 1819994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2026, the registrant had 578,750,990 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws. The information included in this Quarterly Report on Form 10-Q has been provided by us and our management, and such forward-looking statements include statements relating to the expectations, hopes, beliefs, intentions or strategies regarding the future of Rocket Lab Corporation (the “Company” or "Rocket Lab") and its management team. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “could,” “expect,” “intends,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on Rocket Lab. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described below and under the heading “Risk Factors.”
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
•the inability to comply with, and costs associated with complying, any contractual requirements, covenants and applicable regulations, and specifically, United States (“U.S.”) government contract regulations, which could result in loss of contract opportunities, contract modifications or termination, assessment of penalties and fines, and suspension or debarment from U.S. government contracting or subcontracting;
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
•global inflation and interest rates, and fluctuations in foreign exchange rates;
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
March 31, 2026

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ROCKET LAB CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2026 AND DECEMBER 31, 2025
(unaudited; in thousands, except share and per share values)

	March 31, 2026 (unaudited)	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,205,499	$828,660
Marketable securities, current	177,852	187,917
Accounts receivable, net	74,955	39,001
Contract assets	75,036	61,606
Inventories	183,146	158,407
Prepaids and other current assets	83,874	89,953
Total current assets	1,800,362	1,365,544
Non-current assets:
Property, plant and equipment, net	343,988	319,473
Intangible assets, net	220,567	224,746
Goodwill	208,738	205,750
Right-of-use assets - operating leases	90,933	90,371
Right-of-use assets - finance leases	13,767	13,895
Marketable securities, non-current	93,494	82,247
Restricted cash	5,524	4,885
Deferred income tax assets, net	849	1,895
Other non-current assets	41,719	15,672
Total assets	$2,819,941	$2,324,478
Liabilities and Stockholders’ Equity
Current liabilities:
Trade payables	$63,112	$72,699
Accrued expenses	33,546	19,299
Employee benefits payable	40,720	25,803
Contract liabilities	241,412	195,438
Other current liabilities	23,555	21,237
Total current liabilities	402,345	334,476
Non-current liabilities:
Convertible senior notes, net	36,869	152,395
Long-term borrowings, net	1,716	1,716
Non-current operating lease liabilities	85,517	85,191
Non-current finance lease liabilities	14,568	14,653
Deferred income tax liabilities	1,352	1,241
Other non-current liabilities	13,207	12,952
Total liabilities	555,574	602,624
COMMITMENTS AND CONTINGENCIES (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares: 100,000,000; issued and outstanding shares: 45,951,250 at March 31, 2026 and December 31, 2025	5	5
Common stock, $0.0001 par value; authorized shares: 2,500,000,000; issued shares: 621,718,750 and 589,525,802 at March 31, 2026 and December 31, 2025, respectively; outstanding shares: 575,767,500 and 543,574,552 at March 31, 2026 and December 31, 2025, respectively	58	54
Treasury stock, at cost; shares: 45,951,250 at March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	3,324,206	2,735,669
Accumulated deficit	(1,056,932)	(1,011,910)
Accumulated other comprehensive loss	(2,970)	(1,964)
Total stockholders’ equity	2,264,367	1,721,854
Total liabilities and stockholders’ equity	$2,819,941	$2,324,478
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenues:
Product revenues	$127,488	$80,804
Service revenues	72,860	41,765
Total revenues	200,348	122,569
Cost of revenues:
Cost of product revenues	81,084	53,869
Cost of service revenues	42,771	33,453
Total cost of revenues	123,855	87,322
Gross profit	76,493	35,247
Operating expenses:
Research and development, net	80,513	55,109
Selling, general and administrative	51,949	39,326
Total operating expenses	132,462	94,435
Operating loss	(55,969)	(59,188)
Other income (expense):
Interest expense	(1,274)	(6,795)
Interest income	10,149	4,209
Gain (loss) on foreign exchange	156	(134)
Other income, net	124	479
Total other income (expense), net	9,155	(2,241)
Loss before income taxes	(46,814)	(61,429)
Benefit for income taxes	1,792	813
Net loss	$(45,022)	$(60,616)
Other comprehensive loss, net of tax:
Foreign currency translation (loss) gain	(381)	376
Unrealized (loss) gain on available-for-sale marketable securities	(625)	59
Comprehensive loss	$(46,028)	$(60,181)
Net loss per share attributable to Rocket Lab Corporation:
Basic and diluted	$(0.07)	$(0.12)
Weighted-average common shares outstanding:
Basic and diluted	605,434,642	505,614,185
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(unaudited; in thousands, except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Shares	Amount				Total
December 31, 2025	45,951,250	$5	589,525,802	$54	(45,951,250)	$—	$2,735,669	$(1,011,910)	$(1,964)	$1,721,854
Net loss	—	—	—	—	—	—	—	(45,022)	—	(45,022)
Issuance of common stock under equity plans	—	—	2,801,601	1	—	—	1,080	—	—	1,081
Stock-based compensation expense	—	—	—	—	—	—	26,666	—	—	26,666
Issuance of common stock under ATM Equity Offering, net of issuance costs	—	—	6,358,097	1	—	—	444,921	—	—	444,922
Issuance of common stock upon conversion of convertible senior notes	—	—	23,033,250	2	—	—	115,870	—	—	115,872
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,006)	(1,006)
March 31, 2026	45,951,250	$5	621,718,750	$58	(45,951,250)	$—	$3,324,206	$(1,056,932)	$(2,970)	$2,264,367

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Shares	Amount				Total
December 31, 2024	—	$—	504,453,785	$50	—	$—	$1,198,909	$(813,701)	$(2,805)	$382,453
Net loss	—	—	—	—	—	—	—	(60,616)	—	(60,616)
Issuance of common stock under equity plans	—	—	2,179,607	—	—	—	48	—	—	48
Stock-based compensation expense	—	—	—	—	—	—	18,871	—	—	18,871
Issuance of common stock under ATM Equity Offering, net of issuance costs	—	—	4,858,839	1	—	—	90,102	—	—	90,103
Preferred Stock Exchange	50,951,250	5	—	(5)	(50,951,250)	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	435	435
March 31, 2025	50,951,250	$5	511,492,231	$46	(50,951,250)	$—	$1,307,930	$(874,317)	$(2,370)	$431,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(unaudited; in thousands)

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,022)	$(60,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,990	8,707
Stock-based compensation expense	28,116	19,234
(Gain) loss on disposal of assets	(409)	13
Amortization of debt issuance costs and discount	133	831
Noncash lease expense	2,797	1,519
Change in the fair value of contingent consideration	187	—
Accretion of marketable securities purchased at a discount	(458)	(561)
Deferred income taxes	1,155	(585)
Changes in operating assets and liabilities:
Accounts receivable, net	(35,662)	(2,974)
Contract assets	(13,434)	2,165
Inventories	(24,571)	(6,308)
Prepaids and other current assets	4,081	(9,617)
Other non-current assets	(26,098)	1,571
Trade payables	(8,161)	9,779
Accrued expenses	10,825	(2,712)
Employee benefits payables	1,309	(253)
Contract liabilities	45,753	(9,294)
Other current liabilities	(2,941)	(3,699)
Non-current lease liabilities	(2,993)	(1,670)
Other non-current liabilities	71	245
Net cash used in operating activities	(50,332)	(54,225)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and software	(27,065)	(28,677)
Proceeds on disposal of assets	715	16
Cash paid for business combinations, net of acquired cash	(8,021)	—
Purchases of marketable securities	(91,328)	(84,639)
Maturities of marketable securities	89,979	84,699
Net cash used in investing activities	(35,720)	(28,601)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ATM Equity Offerings	450,347	92,806
Issuance costs related to ATM Equity Offerings	(4,740)	(2,088)
Proceeds from the exercise of stock options	1,081	48
Proceeds from Employee Stock Purchase Plan	4,189	2,237
Proceeds from sale of employees restricted stock units to cover taxes	52,337	17,310
Minimum tax withholding paid on behalf of employees for restricted stock units	(39,848)	(16,577)
Proceeds from secured term loans	—	25,000
Repayments on secured term loan	—	(2,894)
Payment of debt issuance costs	—	(278)
Finance lease principal payments	(73)	(61)
Net cash provided by financing activities	463,293	115,503
Effect of exchange rate changes on cash and cash equivalents	237	272
Net increase in cash and cash equivalents and restricted cash	377,478	32,949
Cash and cash equivalents, and restricted cash, beginning of period	833,545	275,302
Cash and cash equivalents, and restricted cash, end of period	$1,211,023	$308,251
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,394	$9,575
Cash paid for income taxes	255	214
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unpaid purchases of property, equipment and software	21,126	10,450
Right-of-use assets obtained in exchange for new operating lease liabilities	2,777	179
Accrued issuance costs in connection with ATM Equity Offerings	685	615
Convertible senior notes, net and accrued interest settled by issuance of common stock	115,872	—
Payable to sellers in connection with business combinations	1,378	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2026 AND DECEMBER 31, 2025 AND FOR THE
THREE MONTHS ENDED MARCH 31, 2026 AND 2025
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
2.SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting standards generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the SEC for interim financial information and include the accounts of Rocket Lab Corporation and its wholly owned subsidiaries after elimination of intercompany accounts and transactions. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. The Reorganization was accounted for as a reorganization of entities under common control, and as such, the consolidated financial statements reflect the Reorganization as if it had occurred at the beginning of the earliest period presented. These condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026, or for any other interim period or for any other future year.
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

Other Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2026. Refer to Note 2 - Significant Accounting Policies disclosed in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 26, 2026.
Recent Accounting Pronouncements
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
3.REVENUES
The following table provides information about revenue by recognition model for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
Revenues by recognition model	Launch Services	Space Systems	Total
Point-in-time	$55,565	$32,149	$87,714
Over-time	8,098	104,536	112,634
Total revenue by recognition model	$63,663	$136,685	$200,348

	Three Months Ended March 31, 2025
Revenues by recognition model	Launch Services	Space Systems	Total
Point-in-time	$35,475	$19,264	$54,739
Over-time	117	67,713	67,830
Total revenue by recognition model	$35,592	$86,977	$122,569

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
The following table presents the balances related to enforceable contracts as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Contract balances
Accounts receivable, net	$74,955	$39,001
Contract assets	75,036	61,606
Contract liabilities	(241,412)	(195,438)
Changes in contract liabilities for the three months ended March 31, 2026 were as follows:

Contract liabilities, at December 31, 2025	$195,438
Contract liabilities assumed at acquisition	225
Customer advances received or billed, net	130,970
Recognition of unearned revenue	(85,221)
Contract liabilities, at March 31, 2026	$241,412
The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.
The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior years during the three months ended March 31, 2026 and 2025 was not material.
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
Backlog
The Company’s backlog represents the estimated transaction prices on performance obligations to the Company’s customers for which work remains to be performed. The amount of backlog increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of backlog when an enforceable agreement has been reached. Remaining backlog totaled $2,219,756 as of March 31, 2026, of which approximately 36% is expected to be recognized within 12 months, with the remaining 64% to be recognized beyond 12 months.
Concentration of Credit Risk and Significant Customers
As of March 31, 2026, the Company’s customer that accounted for 10% or more of the total accounts receivable, net, was as follows:

March 31, 2026
Kratos SRE, Inc.	21%

For the three months ended March 31, 2026, the Company’s customer that accounted for 10% or more of the total revenue, was:

Three Months Ended March 31, 2026
Government customer	36%
Customer Financing
In connection with the signing of three separate multi-launch agreements with commercial customers, the Company entered into subordinated loan and security agreements. The commercial customers may choose to have certain milestone payments financed under the terms of the subordinated loan and security agreements. The receivables will bear no interest until the initial launch dates passes, after which interest will accrue at a fixed rate of 9.5%,10.8% or 12.6%, based on the commercial customer. Principal and interest payments will be made over 12 quarterly payments from the launch date.
In July 2025, the Company received a full payoff of $7,489 and terminated the subordinated loan and security agreement with one of the commercial customers.
As of March 31, 2026 and December 31, 2025, the Company had $9,000 and $6,750 customer financing receivable in prepaids and other currents assets, respectively, and $15,200 and $16,138 customer financing receivable in other non-current assets, respectively, on the condensed consolidated balance sheets. Customer financing interest income for the three months ended March 31, 2026 and 2025 was $562 and $380, respectively.
4.BUSINESS COMBINATION
GEOST
In August 2025, the Company closed the acquisition of GEOST LLC ( “GEOST”) pursuant to a Stock Purchase Agreement (the “GEOST Purchase Agreement”), by and among Rocket Lab USA, LightRidge Solutions Holdings LP ("LightRidge Solutions"), and LightRidge Interco Solutions Holdings, Inc. (“LightRidge Interco”), which provided for, among other things, the Company’s purchase and acquisition of all of the issued and outstanding shares of common stock of LightRidge Interco, the owner of GEOST.
Pursuant to the terms of the GEOST Purchase Agreement, all of the issued and outstanding shares of LightRidge Interco were purchased in exchange for aggregate consideration of $275,000, consisting of approximately $125,000 in cash and 3,057,588 shares of common stock, subject in each case to customary adjustments at closing, including for cash, working capital, transaction expenses and indebtedness. Additionally, the GEOST Purchase Agreement provides for up to $50,000 in potential additional post-closing cash earnout payments to LightRidge Solutions tied to revenue targets of the GEOST business for 2026 and 2027.

Acquisition Consideration
The following table presents the purchase consideration and the estimates of the preliminary fair value of the assets acquired and the liabilities assumed by the Company in the acquisition:

August 12, 2025
Cash consideration	$134,299
Fair value of common stock issued (1)	137,653
Contingent consideration (2)	18,258
Purchase consideration	$290,210

Description
Cash and cash equivalents	$1,280
Accounts receivable	3,196
Contract assets	787
Inventories	402
Prepaids and other current assets	1,079
Property, plant and equipment	4,267
Intangible assets	183,300
Right-of-use assets - operating leases	6,553
Other non-current assets	424
Trade payables	(2,467)
Accrued expenses	(142)
Employee benefits payable	(3,407)
Contract liabilities	(842)
Other current liabilities	(1,340)
Non-current operating lease liabilities	(5,256)
Deferred income tax liabilities	(32,354)
Identifiable net assets acquired	155,480
Goodwill	134,730
Total purchase price	$290,210
_____________________________________
(1) The Company issued 3,057,588 shares of common stock, with the fair value determined based on the Company’s common stock closing price of $45.02 on August 11, 2025.
(2) The contingent consideration, to be paid in cash, was classified as a liability and included in other non-current liabilities on the condensed consolidated balance sheets. To estimate the fair value of the contingent consideration liability, management valued the earn-out based on the likelihood of reaching certain revenue targets. At the acquisition date, the fair value of the contingent consideration payable was measured based on a Monte Carlo simulation utilizing projections about future performance. Significant inputs at acquisition include revenue volatility of 29%, discount rate of 10% and projected financial information.

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
Measurement Period
During the measurement period, the Company will continue to obtain information to assist in determining the fair value of net assets acquired, which could differ materially from those preliminary estimates. Specifically, the Company is evaluating outstanding matters, including but not limited to, legal contingencies, other receivables, tax-related items and other assets. Measurement period adjustments, if applicable, were applied in the reporting period in which the adjustment amounts were determined. Measurement period adjustments for the three months ended March 31, 2026 did not have a material impact.
Unaudited Pro Forma Information
The unaudited consolidated financial information summarized in the following table gives effect to the GEOST acquisition assuming it occurred on January 1, 2025. These unaudited consolidated pro forma operating results do not assume any impact from revenue, cost or other operating synergies that are expected as a result of the acquisitions. These unaudited consolidated pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the acquisition occurred on January 1, 2025, nor does the information project results for any future period.

Three Months Ended March 31, 2025
Total revenues	$130,015

Net loss	$(66,391)

5.CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES
Cash and cash equivalents and marketable securities consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$1,205,499	$828,660
Marketable securities, current	177,852	187,917
Marketable securities, non-current	93,494	82,247
Total cash and cash equivalents and marketable securities	$1,476,845	$1,098,824
As of March 31, 2026, cash equivalents and marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market accounts	$1,100,859	$—	$—	$1,100,859	$1,100,859	$—
Certificates of deposit	27,348	3	(20)	27,331	—	27,331
Commercial paper	28,054	3	(27)	28,030	—	28,030
Corporate debt securities	112,469	29	(170)	112,328	—	112,328
Yankee bonds	8,172	3	(4)	8,171	—	8,171
U.S. Treasury securities	65,471	17	(121)	65,367	—	65,367
Asset-backed securities	30,062	61	(4)	30,119	—	30,119
Total	$1,372,435	$116	$(346)	$1,372,205	$1,100,859	$271,346
The following table presents the Company’s marketable securities with unrealized losses by investment category and the length of time the marketable securities have been in a continuous loss position as of March 31, 2026:

	In Loss Position for Less than 12 Months
	Fair Value	Unrealized Losses
Certificates of deposit	$22,086	$(20)
Commercial paper	24,806	(27)
Corporate debt securities	63,171	(170)
Yankee bonds	3,098	(4)
U.S. Treasury securities	28,577	(121)
Asset-backed securities	4,465	(4)
Total	$146,203	$(346)
The Company has not observed a significant deterioration in credit quality of these securities, which are highly rated with moderate to low credit risk. Declines in value are largely attributable to current global economic conditions. The securities continue to make timely principal and interest payments, and the fair values are expected to recover as they approach maturity. The Company does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell the securities, before the respective recoveries of their amortized cost bases, which may be maturity. As of March 31, 2026, the Company had not recognized an allowance for credit losses on any marketable securities in an unrealized loss position.
The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of March 31, 2026:

	Amortized Cost	Fair Value
Due within one year	$1,278,754	$1,278,711
Due within one to two years	93,681	93,494
Total	$1,372,435	$1,372,205

6.FAIR VALUE OF FINANCIAL INSTRUMENTS
As of March 31, 2026 and December 31, 2025 the following financial assets and liabilities are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$1,100,859	$—	$—	$1,100,859
Marketable securities, current:
Certificates of deposit	—	27,331	—	27,331
Commercial paper	—	28,030	—	28,030
Corporate debt securities	—	74,579	—	74,579
Yankee bonds	—	5,362	—	5,362
U.S. Treasury securities	38,295	—	—	38,295
Asset-backed securities	—	4,256	—	4,256
Marketable securities, non-current
Corporate debt securities	—	37,749	—	37,749
Yankee bonds	—	2,809	—	2,809
U.S. Treasury securities	27,072	—	—	27,072
Asset-backed securities	—	25,863	—	25,863
Total	$1,166,226	$205,979	$—	$1,372,205
Liabilities:
Other non-current liabilities:
Contingent consideration	$—	$—	$7,821	$7,821
Total	$—	$—	$7,821	$7,821

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$741,498	$—	$—	$741,498
Certificates of deposit	—	1,556	—	1,556
Marketable securities, current:
Certificates of deposit	—	9,294	—	9,294
Commercial paper	—	27,776	—	27,776
Corporate debt securities	—	103,077	—	103,077
Yankee bonds	—	5,351	—	5,351
U.S. Treasury securities	40,576	—	—	40,576
Asset-backed securities	—	1,843	—	1,843
Marketable securities, non-current
Certificates of deposit	—	2,327	—	2,327
Corporate debt securities	—	33,509	—	33,509
U.S. Treasury securities	8,492	—	—	8,492
Asset-backed securities	—	37,919	—	37,919
Total	$790,566	$222,652	$—	$1,013,218
Liabilities:
Other non-current liabilities:
Contingent consideration	$—	$—	$7,634	$7,634
Total	$—	$—	$7,634	$7,634

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.
There were no transfers between fair value measurement levels for the three months ended March 31, 2026.
Contingent Consideration
The Company recorded a contingent consideration liability related to potential earnout payments based on revenue targets pursuant to the GEOST Purchase Agreement. The estimated fair value of the contingent consideration is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.
The following table presents contingent consideration obligations measured on a recurring basis using Level 3 inputs as of March 31, 2026 and December 31, 2025:

December 31, 2025	$7,634
Fair value adjustment	187
March 31, 2026	$7,821
Convertible Senior Notes
The Company measures the fair value of its convertible senior notes on a quarterly basis for disclosure purposes. The Company considers the fair value of its convertible senior notes as of March 31, 2026 to be a Level 2 measurement due to limited trading activity of the convertible senior notes. As of March 31, 2026, the net carrying amount of the convertible senior notes was $36,869, with unamortized discount and debt issuance costs of $728. As of March 31, 2026, the total estimated fair value (Level 2) of the convertible senior notes was $521,052. The fair value was determined based on the closing trading price of the convertible senior notes as of the last day of trading for the period.

7.INVENTORIES
Inventories as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Raw materials	$93,013	$76,739
Work in process	76,061	68,712
Finished goods	14,072	12,956
Total inventories	$183,146	$158,407
8.PREPAIDS AND OTHER CURRENT ASSETS
Prepaids and other current assets as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Prepaid expenses and deposits	$49,041	$57,738
Government grant receivables	16,219	15,629
Customer financing receivables	9,000	6,750
Other current assets	9,614	9,836
Total prepaids and other current assets	$83,874	$89,953
9.PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Buildings and improvements	$80,009	$78,564
Machinery, equipment, vehicles and office furniture	182,786	174,526
Computer equipment, hardware and software	22,104	20,751
Launch site assets	25,938	25,330
Construction in process	130,340	111,167
Property, plant and equipment—gross	441,177	410,338
Less accumulated depreciation and amortization	(97,189)	(90,865)
Property, plant and equipment—net	$343,988	$319,473
Depreciation expense recorded in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended March 31,
Depreciation expense	2026	2025
Cost of revenues	$3,184	$3,061
Research and development, net	3,114	1,739
Selling, general and administrative	1,214	765
Total depreciation expense	$7,513	$5,565

10.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The carrying amount of goodwill was $208,738 and $205,750 as of March 31, 2026 and December 31, 2025, respectively. Substantially all goodwill is allocated to the Space Systems reportable segment. For all reporting units, there have been no events or changes in circumstances which indicate that it is more likely than not that the fair value of the reporting unit is below its carrying value.
Intangible Assets
The components of intangible assets consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Developed technology	$232,165	$(43,331)	$188,834
Capitalized software	14,633	(11,378)	3,255
Customer relationships	17,005	(6,098)	10,907
Trademarks and tradenames	10,301	(3,652)	6,649
Backlog	14,491	(4,899)	9,592
Other	1,455	(625)	830
Indefinite-Lived Intangible Assets
In-process technology	500	—	500
Total	$290,550	$(69,983)	$220,567

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Developed technology	$230,165	$(37,238)	$192,927
Capitalized software	14,558	(11,164)	3,394
Customer relationships	16,114	(5,786)	10,328
Trademarks and tradenames	10,102	(3,443)	6,659
Backlog	14,491	(4,343)	10,148
Other	1,399	(609)	790
Indefinite-Lived Intangible Assets
In-process technology	500	—	500
Total	$287,329	$(62,583)	$224,746
Amortization expense recorded in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, respectively consisted of the following:

	Three Months Ended March 31,
	2026	2025
Cost of revenues	$6,136	$1,812
Research and development, net	7	2
Selling, general and administrative	1,333	899
Total amortization expense	$7,476	$2,713

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2026:

2026 (for the remaining period)	$22,704
2027	29,176
2028	28,124
2029	25,894
2030	22,080
Thereafter	92,089
Total	$220,067
11.LOAN AGREEMENTS
Indenture and Notes
In February 2024, the Company issued $355,000 aggregate principal amount of its 4.250% Convertible Senior Notes due 2029 (the “Notes”). The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of February 6, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”).
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
The Notes accrue interest at a rate of 4.250% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2024. The Notes mature on February 1, 2029, unless earlier converted, redeemed or repurchased. Before November 1, 2028, noteholders have the right to convert their Notes only during the following circumstances: (i) during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, (ii) during the five consecutive business day period after any 10 consecutive trading day period, or the measurement period, in which the trading price per $1 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day, (iii) upon the occurrence of certain corporate events or distributions specified in the Indenture or (iv) if the Company calls such Notes for redemption. From and after November 1, 2028, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 195.1029 shares of common stock per $1 principal amount of Notes, which represents an initial conversion price of approximately $5.13 per share of common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of March 31, 2026, the holder of the Notes have the right to convert between April 1, 2026 and June 30, 2026 because the Company’s common stock price exceeded the applicable conversion price by 130% for the specified period of time during the quarter ended March 31, 2026.
When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. For the three months ended March 31, 2026, the Company received conversion notices from holders for $118,057 aggregate principal amount of Notes. These conversions resulted in the issuance of 23,033,250 shares of common stock in accordance with the terms of the Indenture governing the Notes. As of March 31, 2026, the Company cannot be required to settle the Notes in cash and has the intent and ability to settle in common stock, therefore, the Notes were classified as non-current liabilities on the condensed consolidated balance sheet.
As of March 31, 2026, there was $37,597 outstanding under the Notes, before unamortized discount and debt issuance costs of $728. As of March 31, 2026, the effective interest rate under the Notes was 5.0%.

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
The monthly payment factors under the Trinity Loan Agreement and Blanket Lien Draw had a term of 60 months and a rate factor of 0.022266.
In March 2025, the Company made a draw of $25,000 under the Trinity Loan Agreement (the “March 2025 Draw”). This March 2025 Draw has a term of sixty (60) months and a rate factor of 0.022266.
In December 2025, the Company paid off all obligations under the Trinity Loan Agreement. As a result, the Trinity Loan Agreement was terminated.
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
At-The-Market Offerings
In March 2025, the Company entered into an ATM Equity Offering Sales Agreement (the “March Sales Agreement”) with BofA Securities, Inc., Cantor Fitzgerald & Co., Stifel, Nicolaus & Company, Incorporated and TD Securities (USA) LLC (collectively, the “March Sales Agents”), pursuant to which the Company offered and sold, from time to time, shares of its common stock having an aggregate offering price of up to $500,000 through the March Sales Agents, acting as its agents, or directly to the March Sales Agents, acting as principal (the “March ATM Equity Offering”).
In September 2025, the Company entered into an ATM Equity Offering Sales Agreement (the “September Sales Agreement”) with BofA Securities, Inc., Cantor Fitzgerald & Co., BTIG, LLC, KeyBanc Capital Markets Inc., Citizens JMP Securities, LLC, Needham & Company, LLC and Roth Capital Partners, LLC (collectively, the “September Sales Agents”), pursuant to which the Company may offer and sell, from time to time, the shares of its common stock having an aggregate offering price of up to $750,000 through the September Sales Agents, acting as its agents, or directly to the September Sales Agents, acting as principal (the “September ATM Equity Offering”). In connection with entering into the September Sales Agreement, the Company terminated the March ATM Equity Offering and the March Sales Agreement.

On March 17, 2026, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”, and together with the March ATM Equity Offering and the September ATM Equity Offering, the “ATM Equity Offerings”) with BofA Securities, Inc., BTIG, LLC, Cantor Fitzgerald & Co., Citizens JMP Securities, LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., Morgan Stanley & Co. LLC, Needham & Company, LLC, Roth Capital Partners, LLC and Stifel Nicolaus & Company, Incorporated, as sales agents (collectively, the “Equity Distribution Sales Agents”), the Forward Sellers (as defined below) and the Forward Purchasers (as defined below). Under the Equity Distribution Agreement, the Company may offer and sell, from time to time, shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”) (the “Shares”), through or to the Sales Agents, acting as the Company’s agents or principal, having an aggregate offering price of up to $1,000,000 or by the Forward Sellers, acting as sales agents for the relevant Forward Purchasers. In connection with entering into the Equity Distribution Agreement, the Company terminated the September ATM Equity Offering and the September Sales Agreement.
The Equity Distribution Agreement provides that, in addition to the issuance and sale of shares of Common Stock through the Equity Distribution Sales Agents acting as sales agents or directly to the Equity Distribution Sales Agents acting as principals, the Company also may enter into forward sale agreements under separate forward sale confirmations between the Company and BofA Securities, Inc., Citizens JMP Securities, LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., Morgan Stanley & Co. LLC, Nomura Global Financial Products, Inc. and Stifel Nicolaus & Company, Incorporated or one or more of their respective affiliates. These entities, when acting in such capacity, are defined as “Forward Purchasers.” In connection with each forward sale agreement, the relevant Forward Purchaser (or its affiliate or agent) will, at the Company’s request, attempt to borrow from third-party stock lenders and, through the relevant Sales Agent, sell a number of shares of Common Stock equal to the number of shares that underlie the forward sale agreement to hedge such forward sale agreement. Each of the Sales Agents, when acting as the agent for a Forward Purchaser, is defined as “Forward Seller,” except in the case of BTIG, LLC, for which references to the Forward Seller refer instead to Nomura Securities International, Inc. (acting through BTIG, LLC).
For the three months ended March 31, 2025, the Company sold 4,858,839 shares of common stock, generating $92,806 in gross proceeds, before deducting $2,703 in underwriting discounts, commissions and other expenses under the terminated March ATM Equity Offering.
For the three months ended March 31, 2026, the Company sold 6,358,097 shares of common stock, generating $450,347 in gross proceeds, before deducting $5,425 in underwriting discounts, commissions and other expenses under the Equity Distribution Agreement.
There were no shares of common stock sold under the September ATM Equity Offering for the three months ended March 31, 2026.
13.STOCK-BASED COMPENSATION EXPENSE
Equity Incentive Plans
The Company has a single active equity incentive plan, the Rocket Lab 2021 Stock Option and Incentive Plan (the “2021 Plan”), with the objective of attracting and retaining available employees and directors by providing stock-based and other performance-based compensation. The Rocket Lab 2013 Stock Option and Grant Plan (the “2013 Plan”) was terminated, but outstanding awards granted thereunder remain governed by it. The 2021 Plan provides for the grant of equity awards to officers, employees, directors and other key employees as well as service providers which include incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards, restricted stock units or any combination of the foregoing any of which may be performance based, as determined by the Company’s Compensation Committee. An aggregate of 59,875,000 shares were initially reserved for the issuance of awards under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan automatically increases each January 1, beginning on January 1, 2022, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. The Company was authorized to issue and has registered with the SEC 102,797,434 shares of common stock as equity awards to participants under the 2021 Plan as of March 31, 2026. There were 91,953,343 shares of common stock available for grant as of March 31, 2026.

Total stock-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended March 31,
Stock-based compensation expense	2026	2025
Cost of revenues	$3,506	$3,920
Research and development, net	5,846	4,894
Selling, general and administrative	18,764	10,420
Total stock-based compensation expense	$28,116	$19,234
Options
Options issued to all optionees under the 2013 Plan vested over four years from the date of issuance (or earlier vesting start date, as determined by the board of directors) as follows: 25% on the first anniversary of date of grant and the remaining vest monthly over the remaining vesting term. All options had vested as of March 31, 2026.
Restricted Stock Units
For the three months ended March 31, 2026 and 2025, the Company granted 726,511 and 369,388 restricted stock units, respectively, to certain key employees pursuant to the 2021 Plan. The time-based service vesting condition is generally satisfied over periods of approximately four years as the employees provide service.
On March 30, 2026, following approval by the Compensation Committee of the Board of Directors of the Company, Rocket Lab Limited, a New Zealand limited company and wholly-owned subsidiary of the Company, entered into an amendment to the amended and restated employment agreement, dated December 3, 2024, with Sir Peter Beck, the Company’s Chairman and Chief Executive Officer.
In addition, on March 30, 2026, Mr. Beck and the Company entered into a restricted stock unit (“RSU”) cancellation agreement pursuant to which Mr. Beck voluntarily forfeited and cancelled all unvested RSUs held by Mr. Beck, representing an aggregate of 392,155 shares of the Company’s common stock. Mr. Beck’s focus is the long-term appreciation of shareholder value rather than short-term cash or equity incentives. At Mr. Beck’s request, the capital previously allocated for this compensation will be redirected toward Company priorities and strategic R&D initiatives, reinforcing a shared commitment to disciplined fiscal management and growth. For the three months ended March 31, 2026, the cancellations resulted in a one-time stock-based compensation expense of $11,180 recorded in selling, general and administrative. No portion of the cancelled RSUs will vest or become outstanding shares, and as a result, there will be no dilution to shareholders. The Company will not incur any additional stock-based compensation expense related to these cancelled RSUs in future periods.
As of March 31, 2026, the total unrecognized compensation expense related to unvested performance-based restricted stock units granted under the 2021 Plan was $129,005 and will be recognized upon vesting.
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
For the three months ended March 31, 2026 and 2025, no shares of common stock were issued under the 2021 ESPP. As of March 31, 2026, 19,580,628 shares of common stock authorized and registered with the SEC remain available for issuance under the 2021 ESPP. Total ESPP stock-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025 was $2,258 and $1,574, respectively. As of March 31, 2026, the total unrecognized compensation expense related to the 2021 ESPP was $3,346 and will be recognized over the remaining offering period.

14.LEASES
The Company has operating and finance leases for properties, vehicles and equipment. The Company’s leases have remaining lease terms of less than one year to twenty-four years, some of which include options to extend the lease term, and some of which include options to terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.
For the three months ended March 31, 2026, there have been no material changes in the Company’s lease portfolio since December 31, 2025.
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
Contingencies
The Company records a contingent liability when it is both probable that a loss has been incurred, and the amount can be reasonably estimated. If these estimates and assumptions change or prove to be incorrect, it could have a material impact on the condensed consolidated financial statements. Contingencies are inherently unpredictable, and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.
In connection with the acquisition of SolAero Holdings, Inc. in January 2022, the Company assumed a contract with a customer to provide solar panel modules at a fixed price. The Company determined that it was probable that the costs to complete the solar panel modules as stipulated by the contract would exceed the firm fixed price of the solar panel modules. Accordingly, the Company recorded a provision for contract losses to recognize the contract at fair value at acquisition. As of March 31, 2026, the provision for contract losses outstanding on the contract was $4,799 and is recorded within other current liabilities on the condensed consolidated balance sheet.
16.INCOME TAXES
The benefit for income taxes and effective tax rate for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Benefit for income taxes	$1,792	$813
Effective tax rate	3.8%	1.3%
The benefit for income taxes for the three months ended March 31, 2026 and 2025 were computed using the estimated effective tax rates projected to be applicable for domestic and international taxable jurisdictions for the full year as adjusted for discrete items arising during each quarter.
The effective tax rate differs from the federal statutory rate due primarily to a full valuation allowance against U.S. deferred tax assets, as well as the impact of discrete items that may occur in any given year but which are not consistent from year-to-year.
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
Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method and the if-converted method, whichever is more dilutive. Potentially dilutive shares are comprised of restricted stock units, stock options and shares underlying our convertible senior notes. For the three months ended March 31, 2026 and 2025, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive.
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Numerator
Net loss attributable to common stockholders-basic and diluted	$(45,022)	$(60,616)
Denominator
Weighted average common shares outstanding-basic and diluted	605,434,642	505,614,185
Net loss per share attributable to stockholders-basic and diluted	$(0.07)	$(0.12)
The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	March 31,
	2026	2025
Stock options and restricted stock units	14,572,468	26,372,525
Shares underlying our convertible senior notes	7,335,284	69,261,530

18.SEGMENTS
The Company’s Chief Operating Decision Maker reviews financial information presented based on a management approach for the purposes of making operating decisions, assessing financial performance and allocating resources. The Company manages its business primarily based upon two operating segments, launch services and space systems. Each of these operating segments represents a reportable segment. Launch Services provides launch and launch related services to customers on a dedicated mission or ride share basis. Space systems is predominately comprised of spacecraft components and spacecraft manufacturing. Although some of the Company’s contracts with customers contain elements of space systems and launch services, each reporting segment is managed separately to better align with customer’s needs and the Company’s growth plans. For contracts with customers that contain both space systems and launch services elements, revenues for each reporting segment are generally allocated based upon the overall costs incurred for each of the reporting segments in comparison to total overall costs of the contract. The following table shows information by reportable segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
	Launch Services	Space Systems	Launch Services	Space Systems
Revenues	$63,663	$136,685	$35,592	$86,977
Cost of revenues	35,440	88,415	28,375	58,947
Gross profit	$28,223	$48,270	$7,217	$28,030
The following table shows information by reportable segment by products and services for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
	Launch Services	Space Systems	Launch Services	Space Systems
Products:
Revenues	$—	$127,488	$—	$80,804
Cost of revenues	—	81,084	—	53,869
Gross profit	$—	$46,404	$—	$26,935

Services:
Revenues	$63,663	$9,197	$35,592	$6,173
Cost of revenues	35,440	7,331	28,375	5,078
Gross profit	$28,223	$1,866	$7,217	$1,095
Management does not regularly review either reporting segment’s total assets or operating expenses. This is because in general, the Company’s long-lived assets, facilities, and equipment are shared by each reporting segment.
19.RELATED PARTY TRANSACTIONS
In January 2025, the Preferred Stock Exchange was consummated and the Company filed the Certificate of Designation with the Secretary of State of the State of Delaware, which became effective upon filing. At the Closing, the Company issued 50,951,250 shares of Preferred Stock to the Trust. In June 2025, the Trust converted 5,000,000 shares of the Preferred Stock to common stock on a one-for-one basis in accordance with the Certificate of Designation. See Note 12 for additional information on the Preferred Stock Exchange.
As of March 31, 2026 and December 31, 2025, there are no amounts due to or from related parties.

20.SUBSEQUENT EVENTS
Collared Forward Transaction
Pursuant to the Equity Distribution Agreement, the Company entered into collared forward transactions and sold an aggregate of 7,451,200 shares of common stock for minimum expected proceeds of approximately $474,000 and maximum expected proceeds of approximately $642,000. The minimum and maximum expected proceeds are based on maturity dates scheduled to occur in April 2028. Actual proceeds will depend on, among other things, if the Company elects to settle the collared forward transactions prior to the scheduled maturity dates, as well as the cap price and floor price set forth in each collared forward transaction.
Mynaric Acquisition
On April 14, 2026, the Company completed the acquisition of 100% of the issued and outstanding ordinary shares of Mynaric AG (“Mynaric”), a stock corporation incorporated under the laws of Germany, thereby obtaining control. The acquisition strengthens the Company’s position as a leading provider of launch services, spacecraft manufacturing, and satellite components by adding high-performing laser optical communications technology. The acquisition addresses a critical supply chain constraint for satellite constellation operators and establishes the Company's first European footprint.
The Company paid an aggregate consideration value of $155,300 at the closing of the acquisition, consisting of a nominal cash payment and 2,277,002 shares of the Company’s Common Stock. The consideration was primarily based on a base purchase price of $75,000 plus additional investments made by the sellers in Mynaric prior to closing. Subject to post-closing purchase price adjustments, the sellers are no longer eligible for further earnout payments.
The Company is in the process of determining the fair values of assets acquired and liabilities assumed and expects to complete the initial accounting within one year from the acquisition date.
Motiv
On May 6, 2026, the Company entered into an Equity Purchase Agreement (together with the ancillary documents thereto, the “Motiv Purchase Agreement”) by and among the Company, Motiv Space Systems, Inc., a Delaware corporation (“Motiv”) and certain other equityholders of Motiv. The Motiv Purchase Agreement provides for, among other things, the Company’s purchase and acquisition of all of the issued and outstanding equity interests of Motiv.The Motiv acquisition addresses a critical gap in the Company’s vertical integration strategy by bringing in-house costly and supply-constrained satellite components like solar array drive assemblies (SADAs) and other precision mechanisms and add Mars-proven robotics capability for advanced planetary and national security missions.
Pursuant to the terms of the Motiv Purchase Agreement, all of the issued and outstanding equity interests of Motiv will be purchased in exchange for aggregate consideration of $40,000 in cash, subject to adjustments at closing, plus up to $20,000 in potential additional post-closing earnout payments in common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. For additional context with which to understand our financial condition and results of operations, see the audited consolidated financial statements and accompanying notes contained therein as of December 31, 2025 and 2024 and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on February 26, 2026 (our “Form 10-K”). Certain amounts may not foot due to rounding. Certain information in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described under the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A. “Risk Factors” included in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in our Form 10-K. We assume no obligation to update any of these forward-looking statements. Actual results may differ materially from those contained in any forward-looking statements.
Overview
Rocket Lab is an end-to-end space company with an established track record of mission success. We deliver reliable launch services, spacecraft design services, spacecraft components, spacecraft manufacturing and other spacecraft and on-orbit management solutions that make it faster, easier and more affordable to access space.
While our business has historically been centered on the manufacture of small-class launch vehicles and the related sale of launch services, we are currently innovating in the areas of medium-class launch vehicle and launch services, space systems design and manufacturing, on-orbit management solutions and space data applications. Each of these initiatives addresses a critical component of the end-to-end solution and our value proposition for the space economy:
•Launch Services is the design, manufacture, and launch of orbital rockets to deploy payloads to various Earth orbits and interplanetary destinations.
•Space Systems is the design and manufacture of components and spacecraft program management services, space data applications, mission operations and optical systems.
Electron is our orbital small launch vehicle that was designed from the ground up to accommodate a high launch rate business model to meet the growing and dynamic needs of our customers for small launch services. Since its maiden launch in 2017, Electron has become the leading small spacecraft launch vehicle delivering over 200 spacecraft to orbit for government and commercial customers across 81 successful missions through March 31, 2026. In 2025, Electron was the second most frequently launched orbital rocket. Our launch services program has seen us develop many industry-leading innovations, including 3D printed electric turbo-pump rocket engines, fully carbon composite first stage fuel tanks, a private orbital launch complex, a rocket stage that can be configured to convert into a highly capable spacecraft on orbit, and the potential ability to successfully recover a stage from space, providing a path to reusability.
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

Our space systems initiatives are supported by the design and manufacture of our spacecraft family along with a range of components, software and services for spacecraft, including reaction wheels, star trackers, radios, separation systems, solar solutions, command and control spacecraft software, high voltage space grade battery solutions, optical systems and additional products in development to serve a wide variety of sub-system functions. We entered this market with our acquisition of leading spacecraft components manufacturer Sinclair Interplanetary, and have since expanded our market participation with the acquisitions of Planetary Systems Corporation, SolAero Technologies Corp., Advanced Solutions, Incorporated and GEOST LLC (“GEOST”). Each of these strategic acquisitions brought incremental vertically-integrated capabilities for our own spacecraft family and also enabled Rocket Lab to deliver high-volume manufacturing of critical spacecraft components and software solutions at scale prices to the broader spacecraft merchant market. Our spacecraft family, which are configurable for a range of low Earth orbit, medium Earth orbit, geosynchronous orbit and interplanetary missions enable us to offer an end-to-end mission solution encompassing launch, full spacecraft manufacturing, ground services, mission operations and optical systems to provide customers with streamlined access to orbit with Rocket Lab as a single mission partner.
Recent Developments
Neutron Update
We continue to make significant progress in the development of the Neutron launch vehicle. Neutron qualification testing of flight hardware from large structures through to component level systems is ongoing. During Q1, we achieved significant milestones across the Neutron program with ongoing integration and readiness of first-flight hardware, continued progress on Archimedes engine qualification, and advancement of the second stage and reusable fairing systems, positioning the medium-lift launch vehicle on track for its debut launch later this year. However, risk and uncertainty remains in the complex development cycle of a new launch vehicle which could impact our current best estimate of a targeted timeline for first launch.
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
Ability to sell additional launch services, space systems service and spacecraft components to new and existing customers
Our results will be impacted by our ability to sell our launch services, space systems services, and spacecraft components to new and existing customers. We have successfully launched Electron 81 times delivering over 200 spacecraft to orbit, including suborbital launches, through March 31, 2026. We have flight hardware and spacecraft that have flown on over 1,800 missions, including legacy missions enabled by Sinclair Interplanetary (acquired April 2020), Advanced Solutions, Incorporated (acquired October 2021), Planetary Systems Corporation (acquired November 2021), SolAero Technologies Corp. (acquired January 2022) and GEOST (acquired August 2025). Our growth opportunity is dependent on our ability to expand our addressable launch services market with larger volumetric and higher mass payload capabilities of our in-development medium-capacity Neutron launch vehicle, which will address large commercial and government constellation launch opportunities. Our growth opportunity is also dependent on our ability to win spacecraft constellation missions and expand our portfolio of strategic spacecraft components. Our ability to sell additional products to existing customers is a key part of our success, as follow-on purchases indicate customer satisfaction and decrease the likelihood of competitive substitution. To sell additional products and services to new and existing customers, we will need to continue to invest significant resources in our products and services.

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
Launch Vehicle Build-Rate and Launch Cadence
We built approximately 14 Electron launch vehicles in 2024 and approximately 24 Electron launch vehicles in 2025. We built approximately five Electron launch vehicles during the three months ended March 31, 2026. We launched 16 Electron vehicles in 2024 and 21 Electron vehicles in 2025. We launched six Electron vehicles during the three months ended March 31, 2026. Growth rates between launches and total launch service revenue are not perfectly correlated because our total revenue is affected by other variables, such as the revenue per launch, which can vary considerably based on factors such as unique orbit and insertion requirements, payload handling needs, launch location, time sensitivity of mission completion, method of revenue recognition and other factors.
Revenue Growth
Three Months Ended March 31, 2026 and 2025
We generated $200.3 million and $122.6 million in revenue for the three months ended March 31, 2026 and 2025, respectively, representing a year-on-year increase in revenue of approximately 63%. This year-on-year increase resulted from space systems revenue growth of $49.7 million, primarily driven by satellite manufacturing, and an increase in launch revenue of $28.1 million. Launch revenue growth was due to a higher launch cadence with six Electron launch missions completed for the three months ended March 31, 2026, versus five launch missions completed for the three months ended March 31, 2025, revenue recognized on over-time Hypersonic Accelerator Suborbital Test Electron (“HASTE”) launch missions, an increase in other launch revenue, which includes study revenue and a higher revenue per launch on point-in-time Electron launch missions.
Revenue and Cost Per Launch
Revenue per launch represents the average transaction price attributable to launch contract performance obligations during the period in which the launch occurs, regardless of whether the revenue is recognized using the point-in-time or over-time method of revenue recognition. This metric provides insight into general competitiveness and price sensitivity in the marketplace. Revenue per launch can vary considerably, based on factors such as unique orbit and insertion requirements, payload handling needs, launch location, time sensitivity of mission completion and other factors, and as such may not provide absolute clarity with regards to pricing and competitive dynamics in the marketplace. Cost per launch is calculated by taking actual costs of the launch vehicles that occur in the period, regardless of whether the costs were recognized using the point-in-time or over-time method and all period costs in the period of launch.
Three Months Ended March 31, 2026 and 2025
For the three months ended March 31, 2026 and 2025, revenue per launch was $9.3 million and $7.1 million, respectively. Meanwhile, cost per launch for the three months ended March 31, 2026 and 2025 was $5.4 million and $5.7 million, respectively. The increase in revenue per launch reflects changes in customer mix and mission complexity during the period in which the launches occurred.

Backlog
Backlog represents future revenues that we would recognize in connection with the completion of all contracts and purchase orders that have been entered into by our customers but have not yet been fulfilled, excluding any customer options for future products or services that have not yet been exercised. Contracts for launch services and spacecraft builds typically include termination rights that may be exercised by customers upon advanced notice and payment of a specified termination fee. Backlog increased from $1,847.3 million as of December 31, 2025 to $2,219.8 million as of March 31, 2026, of which $1,298.3 million is related to space systems and $921.4 million is related to launch services. The increase was primarily a result of continued bookings during the period, partially offset by recognizing revenue on contracts during the period.
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
Research and Development, Net
Research and development expenses consist primarily of labor, prototype, professional services, materials, facilities and depreciation expense. We intend to continue to make significant investments in developing new products and enhancing existing products, including but not limited to our medium capacity Neutron launch vehicle and spacecraft features and capabilities, as well as expanding our portfolio of spacecraft components and subsystems. Research and development expenses will be variable relative to the number of products that are in development, validation or testing. However, we expect it to decline as a percentage of total revenue over time.

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
Other Income (Expense), Net
Other income (expense) consists primarily of changes in the fair value of contingent consideration, loss on extinguishment of debt, gain or loss on disposal of assets and accretion of marketable securities purchased at a discount.
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table sets forth our consolidated statements of operations and comprehensive loss information and data as a percentage of revenue for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,
	2026		2025
	$	%	$	%
Revenues	$200,348	100.0%	$122,569	100.0%
Cost of revenues	123,855	61.8%	87,322	71.2%
Gross profit	76,493	38.2%	35,247	28.8%
Operating expenses:
Research and development, net	80,513	40.2%	55,109	45.0%
Selling, general and administrative	51,949	25.9%	39,326	32.1%
Total operating expenses	132,462	66.1%	94,435	77.1%
Operating loss	(55,969)	(27.9)%	(59,188)	(48.3)%
Other income (expense):
Interest expense	(1,274)	(0.6)%	(6,795)	(5.5)%
Interest income	10,149	5.1%	4,209	3.4%
Gain (loss) on foreign exchange	156	0.1%	(134)	(0.1)%
Other income, net	124	0.1%	479	0.4%
Total other income (expense), net	9,155	4.7%	(2,241)	(1.8%)
Loss before income taxes	(46,814)	(23.2)%	(61,429)	(50.1)%
Benefit for income taxes	1,792	0.9%	813	0.7%
Net loss	$(45,022)	(22.3)%	$(60,616)	(49.4)%

Revenues

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Revenues	$200,348	$122,569	$77,779	63%
Revenue increased by $77.8 million, or 63%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Space systems revenue was $136.7 million for the three months ended March 31, 2026, an increase of $49.7 million, or 57%, primarily due to spacecraft manufacturing growth and acquisitions. Launch services revenue was $63.7 million for the three months ended March 31, 2026, an increase of $28.1 million, or 79%, primarily due to a higher launch cadence with six Electron launch missions completed for the three months ended March 31, 2026, versus five launch missions completed in the three months ended March 31, 2025, higher revenue per launch, revenue recognized on over-time HASTE launch missions, and an increase in other launch revenue, which includes study revenue.
Cost of Revenues

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Cost of revenues	$123,855	$87,322	$36,533	42%
Cost of revenues increased by $36.5 million, or 42%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Space systems cost of revenue was $88.4 million for the three months ended March 31, 2026, an increase of $29.5 million, or 50%, primarily due to spacecraft manufacturing growth and acquisitions. Launch services cost of revenues was $35.4 million for the three months ended March 31, 2026, an increase of $7.1 million, or 25%, primarily due to a higher launch cadence.
Research and Development, Net

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Research and development, net	$80,513	$55,109	$25,404	46%
Research and development expenses increased by $25.4 million, or 46%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to Neutron development progress, increased staff and staff-related expenses as a result of hiring and prototype spend focused on expanding our spacecraft and spacecraft components product portfolio.
Selling, General and Administrative

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Selling, general and administrative	$51,949	$39,326	$12,623	32%
Selling, general and administrative expenses increased by $12.6 million, or 32%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to cancellations of RSUs resulting in a one-time stock-based compensation expense of $11.2 million, increased staff and staff-related expenses to support revenue growth and increased transaction expenses related to managing an active acquisition pipeline.
Interest Expense

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Interest expense	$(1,274)	$(6,795)	$5,521	(81)%
Interest expense decreased by $5.5 million, or 81%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to conversions of the Convertible Senior Notes and the extinguishment of the Trinity Loan Agreement.

Interest Income

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Interest income	$10,149	$4,209	$5,940	141%
Interest income increased by $5.9 million, or 141%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to higher cash and cash equivalents balances held in interest bearing accounts.
Gain (Loss) on Foreign Exchange

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Gain (loss) on foreign exchange	$156	$(134)	$290	(216%)
Gain on foreign exchange increased by $0.3 million, or 216%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to fluctuations on the foreign exchange rates of the New Zealand Dollar and Canadian Dollar as compared to the U.S. Dollar.
Other Income (Expense), Net

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Other income, net	$124	$479	$(355)	(74%)
Other income decreased by $0.4 million, or 74%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to an increase in changes to fair value of contingent consideration for the three months ended March 31, 2026.
Benefit (Provision) for Income Taxes

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Benefit for income taxes	$1,792	$813	$979	120%
Benefit for income taxes increased by $1.0 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The effective tax rate was 3.8% for the three months ended March 31, 2026, compared to 1.3% for the three months ended March 31, 2025. The effective tax rate differs from the federal statutory rate due primarily to a full valuation allowance against U.S. deferred tax assets, as well as the impact of discrete items that may occur in any given year but which are not consistent from year-to-year.
Liquidity and Capital Resources
Since inception, we have funded our operations with proceeds from sales of our capital stock, convertible senior notes, term note debt, equipment financing, research and development grant proceeds, and cash flows from the sale of our products and services. As of March 31, 2026, we had $1.2 billion of cash and cash equivalents and $271.3 million of marketable securities. Our primary requirements for liquidity and capital are for investment in new products and technologies, the expansion of existing manufacturing facilities, working capital, debt service, acquisitions of complementary businesses, products or technologies and general corporate needs. Historically, these cash requirements have been met through the net proceeds we received through private sales of equity securities and convertible senior notes, borrowings under our credit and equipment financing facilities, net proceeds received in our business combination, net proceeds received from our ATM Equity Offerings and payments received from customers.
We believe that our existing cash and cash equivalents and marketable securities and payments from customers will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months, although we may choose to take advantage of opportunistic capital raising or refinancing transactions at any time primarily for the purposes noted above. We will continue to invest in increasing production and expanding our product offerings through acquisitions.

Material Cash Requirements
As of March 31, 2026, our total minimum lease payments was $152.3 million, of which $18.7 million is due in the following twelve months. For details regarding our indebtedness and lease obligations as of March 31, 2026, refer to Note 11 and Note 14, respectively, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Our capital expenditures for the three months ended March 31, 2026 were $27.1 million. Our future capital requirements will depend on many factors, including our launch cadence, traction in the market with our space systems offerings, the expansion of sales and marketing activities, the timing and extent of spending to support product development efforts, the introduction of new and enhanced products, the continuing market adoption of our products, the timing and extent of additional capital expenditures to invest in existing and new office spaces and the number of acquisitions of complementary businesses, products or technologies we pursue, if any. We may be required to seek additional equity or debt financing or we may choose to take advantage of opportunistic capital raising or financing transactions primarily for the purposes noted above. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued product innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.
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
Indebtedness
As of March 31, 2026, there was $37.6 million outstanding under our 4.250% Convertible Senior Notes due 2029 (the “Convertible Notes”), before unamortized discount and debt issuance costs of $0.7 million. For details regarding our outstanding loan agreements, refer to Note 11 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
In connection with the pricing of the Convertible Notes, on February 1, 2024 and February 2, 2024, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions. These transactions are designed to offset potential dilution from the Convertible Notes and provide a non-dilutive source of liquidity under certain conditions. The Capped Call Transactions have a strike price of $5.1255 per share with a cap price of $8.04 per share, covering approximately 69.3 million shares of common stock.
The Capped Call Transactions are scheduled to expire in tranches over a series of dates, beginning on December 1, 2028, and ending on January 30, 2029. If our stock price equals or exceeds the strike price on any given expiration date, we would be entitled to receive payments for the corresponding tranche without issuing additional shares, up to a maximum aggregate payment of approximately $201.9 million across all tranches on the settlement date. However, if the stock price is below the cap price (but is above the strike price) on any expiration date, the payment received for that tranche would be reduced, and the Company may receive less than the maximum potential payment.
If the Capped Call Transactions are unwound prior to the maturity dates, the settlement terms would depend on the prevailing market conditions, including our stock price at the time of the unwind, the time remaining until maturity on the date of the unwind, and the expiration schedule of the tranches.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$(50,332)	$(54,225)
Investing activities	(35,720)	(28,601)
Financing activities	463,293	115,503
Effect of exchange rate changes	237	272
Net increase in cash, cash equivalents, and restricted cash	$377,478	$32,949
Cash Flows from Operating Activities
For the three months ended March 31, 2026, net cash used in operating activities of $50.3 million consisted of $45.0 million in net loss, $46.5 million in non-cash activities and $51.8 million in cash used in operating assets and liabilities. Included in the non-cash activities are $28.1 million in stock-based compensation expense and $15.0 million in depreciation and amortization. Included in the cash used in operating assets and liabilities are $35.7 million in accounts receivable, $26.1 million in other non-current assets, $24.6 million in inventories, $13.4 million in contract assets and $8.2 million in trade payables, partially offset by cash provided by operating assets and liabilities of $45.8 million in contract liabilities, $10.8 million in accrued expenses and $4.1 million in prepaids and other current assets.
Cash Flows from Investing Activities
For the three months ended March 31, 2026, net cash used in investing activities of $35.7 million consisted of $27.1 million of capital equipment and infrastructure investments, $8.0 million of cash paid for business combinations and net purchases and maturities of marketable securities of $1.3 million.
Cash Flows from Financing Activities
For the three months ended March 31, 2026, net cash provided by financing activities of $463.3 million consisted of $445.6 million of net proceeds from the issuance of common stock under the ATM Equity Offerings and $12.5 million of net restricted stock units tax withholding.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates as disclosed in our audited financial statements included in our Form 10-K.
Off-Balance Sheet Arrangements
During the periods presented, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.
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
As of March 31, 2026, there was $37.6 million aggregate principal amount of issued and outstanding convertible senior notes of Rocket Lab USA that are fully and unconditionally guaranteed by the Company. Accordingly, pursuant to Rule 3-10 of Regulation S-X, separate condensed consolidated financial statements of Rocket Lab USA have not been presented. As permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded summarized financial information for Rocket Lab USA because the assets, liabilities and results of operations of Rocket Lab USA are not materially different than the corresponding amounts in the Company’s condensed consolidated financial statements.

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
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of each of our subsidiaries is either its local currency or the U.S. dollar. The assets and liabilities of each of our subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date and operations accounts are translated using the average exchange rate for the relevant period. Increases or decreases in the relative value of the U.S. dollar to other currencies may positively or negatively affect revenue and other operating results as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains or losses due to transactions in foreign currencies are reflected in the condensed consolidated statements of operations and comprehensive loss within Gain (loss) on foreign exchange. Materially all of our revenues are denominated in U.S. dollars and we have not engaged in the hedging of foreign currency risk to date, although we may choose to do so in the future. As such, a 10% or greater move in exchange rates versus the U.S. dollar could have a material impact on our financial results or position.
Interest Rate Risk
As of March 31, 2026, we had cash and cash equivalents of $1.2 billion, comprised primarily of operating accounts and money market instruments and $271.3 million invested in marketable securities, comprised of commercial paper, corporate debt securities, bank certificates of deposit, U.S. Treasury bills and notes and asset backed securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition. Nevertheless, the Company and certain of its officers had been named as defendants in a putative securities class action filed in February 2025 in the United States District Court for the Central District of California. The case was purportedly filed on behalf of persons who claim to have suffered damages as a result of alleged misstatements concerning the progress of the Company’s Neutron rocket development. The Company filed a Motion to Dismiss the Complaint in August 2025. While the Court granted the Motion to Dismiss in November 2025, the Plaintiff subsequently filed an amended Complaint, and in response the Company again filed a new Motion to Dismiss this Complaint in January 2026. On April 16, 2026, our Motion to Dismiss the securities class action was granted with prejudice. Plaintiffs have 30 days to appeal the dismissal to the Ninth Circuit Court of Appeals.
Relying on many of the same allegations as the securities class action, in April 2025, two shareholders filed putative shareholder derivative actions on behalf of the Company against its directors and certain of its officers in the United States District Court for the Central District of California. The two consolidated derivative actions remain stayed pending final resolution of the motion to dismiss in the securities case. If the securities plaintiffs do not appeal their dismissal, we anticipate plaintiffs will voluntarily dismiss their case, since the claimed damages are largely predicated on the company's exposure in the securities action.
The Company intends to vigorously defend itself against these claims and is currently unable to predict the timing, outcome or consequences of these actions, or estimate any probable range of loss.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K, as filed with the SEC on February 26, 2026.
Item 2. Recent Sales of Unregistered Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended March 31, 2026, certain executive officers and directors of the Company (each, a “Plan Participant”) entered into Rule 10b5-1 trading plan (a “Rule 10b5-1 Trading Plan”) to sell shares of the Company’s common stock subject to any applicable volume limitations.
The table below provides certain information regarding each Plan Participant’s Rule 10b5-1 Trading Plan.

Name	Title	Plan Date	Maximum Shares That May Be Sold Under the Plan		Plan Expiration Date
Sir Peter Beck	Chief Executive Officer	March 27, 2026	5,000,000		July 8, 2026
Adam Spice	Chief Financial Officer	March 27, 2026	840,942	(1)	June 30, 2027
_____________________________________
(1) Represents shares issuable to Mr. Spice upon the exercise of approximately 33% of the vested stock options held by Mr. Spice as of the date of the Rule 10b5-1 Trading Plan, all of which are scheduled to expire in August 2028.

Item 6. Exhibits

Exhibit Number	Description

10.1‡*	Amendment to Amended and Restated Employment Agreement, dated March 30, 2026, by and between Rocket Lab Limited and Sir Peter Beck.

10.2‡*	Restricted Stock Unit Cancellation Agreement, dated March 30, 2026, by and between Rocket Lab Corporation and Sir Peter Beck.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1*†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ROCKET LAB CORPORATION

May 7, 2026	By:	/s/ Peter Beck

Peter Beck
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

May 7, 2026	By:	/s/ Adam Spice

Adam Spice
Chief Financial Officer
(Principal Financial and Accounting Officer)