Form 10-Q
period 2026-09-30
Rocket Lab Corp
filed 2026-11-09
CIK 1819994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2026, the registrant had 632,020,915 shares of common stock, $0.0001 par value per share, outstanding. Excludes 7,451,200 shares that were issued and held at such date as pledged collateral in accounts registered in the registrant’s name under outstanding collared forward transactions.

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
You should also note that we may announce material business and financial information to our investors using our website (including at https://investors.rocketlabcorp.com), filings with the SEC, webcasts, press releases, and conference calls. We use these mediums, as well as our official corporate accounts on social media outlets such as X (formerly Twitter), Facebook, LinkedIn, Instagram, Bluesky, Reddit and YouTube, to broadcast our launches and other significant events, and to communicate with the public about our company, our products, and other matters. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website and through our other official social media channels. The information contained on, or that can be accessed through, our website or our social media channels is not a part of this Quarterly Report on Form 10-Q.
Unless the context requires otherwise, references in this Quarterly Report to “Rocket Lab,” “Company,” “we,” “us” and “our” refer to Rocket Lab Corporation and our subsidiaries.

ROCKET LAB CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2026

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ROCKET LAB CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025
(unaudited; in thousands, except share and per share values)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$4,447,665	$828,660
Marketable securities, current	160,290	187,917
Accounts receivable, net	118,311	39,001
Contract assets	124,361	61,606
Inventories	280,885	158,407
Prepaids and other current assets	121,413	89,953
Total current assets	5,252,925	1,365,544
Non-current assets:
Property, plant and equipment, net	410,083	319,473
Intangible assets, net	307,849	224,746
Goodwill	301,420	205,750
Right-of-use assets - operating leases	112,449	90,371
Right-of-use assets - finance leases	12,155	13,895
Marketable securities, non-current	95,894	82,247
Restricted cash	8,414	4,885
Deferred income tax assets, net	2,009	1,895
Other non-current assets	65,509	15,672
Total assets	$6,568,707	$2,324,478
Liabilities and Stockholders’ Equity
Current liabilities:
Trade payables	$85,150	$72,699
Accrued expenses	19,285	19,299
Employee benefits payable	45,068	25,803
Contract liabilities	423,580	195,438
Other current liabilities	41,035	21,237
Total current liabilities	614,118	334,476
Non-current liabilities:
Convertible senior notes, net	1,289	152,395
Long-term borrowings, net	1,716	1,716
Non-current operating lease liabilities	102,905	85,191
Non-current finance lease liabilities	14,374	14,653
Deferred income tax liabilities	10,399	1,241
Other non-current liabilities	21,336	12,952
Total liabilities	766,137	602,624
COMMITMENTS AND CONTINGENCIES (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized shares: 100,000,000; issued and outstanding shares: 40,951,250 and 45,951,250 at September 30, 2026 and December 31, 2025, respectively	4	5
Common stock, $0.0001 par value; authorized shares: 2,500,000,000; issued shares: 680,114,963 and 589,525,802 at September 30, 2026 and December 31, 2025, respectively; outstanding shares: 639,163,713 and 543,574,552 at September 30, 2026 and December 31, 2025, respectively	64	54
Treasury stock, at cost; shares: 40,951,250 and 45,951,250 at September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	6,998,701	2,735,669
Accumulated deficit	(1,185,867)	(1,011,910)
Accumulated other comprehensive loss	(10,332)	(1,964)
Total stockholders’ equity	5,802,570	1,721,854
Total liabilities and stockholders’ equity	$6,568,707	$2,324,478
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Product revenues	$197,487	$104,042	$506,322	$277,571
Service revenues	70,347	51,038	195,926	144,576
Total revenues	267,834	155,080	702,248	422,147
Cost of revenues:
Cost of product revenues	133,077	72,841	331,600	188,402
Cost of service revenues	44,686	24,925	119,508	94,796
Total cost of revenues	177,763	97,766	451,108	283,198
Gross profit	90,071	57,314	251,140	138,949
Operating expenses:
Research and development, net	98,388	70,694	261,330	191,937
Selling, general and administrative	70,872	45,589	182,482	124,808
Total operating expenses	169,260	116,283	443,812	316,745
Operating loss	(79,189)	(58,969)	(192,672)	(177,796)
Other income (expense):
Interest expense	(323)	(7,285)	(2,178)	(21,470)
Interest income	28,627	6,695	55,262	15,923
Gain (loss) on foreign exchange	473	388	(1,325)	(235)
Loss on extinguishment of debt	(27,259)	—	(27,259)	—
Other income (expense), net	1,497	(177)	1,253	(675)
Total other income (expense), net	3,015	(379)	25,753	(6,457)
Loss before income taxes	(76,174)	(59,348)	(166,919)	(184,253)
(Provision) benefit for income taxes	(3,503)	41,091	(7,038)	38,966
Net loss	$(79,677)	$(18,257)	$(173,957)	$(145,287)
Other comprehensive loss, net of tax:
Foreign currency translation (loss) gain	(1,218)	(2,987)	(6,957)	484
Unrealized (loss) gain on available-for-sale marketable securities	(539)	219	(1,411)	258
Comprehensive loss	$(81,434)	$(21,025)	$(182,325)	$(144,545)
Net loss per share attributable to Rocket Lab Corporation:
Basic and diluted	$(0.12)	$(0.03)	$(0.28)	$(0.28)
Weighted-average common shares outstanding:
Basic and diluted	652,263,684	528,725,980	629,298,251	516,560,266
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(unaudited; in thousands, except share and per share data)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Shares	Amount				Total
December 31, 2025	45,951,250	$5	589,525,802	$54	(45,951,250)	$—	$2,735,669	$(1,011,910)	$(1,964)	$1,721,854
Net loss	—	—	—	—	—	—	—	(45,022)	—	(45,022)
Issuance of common stock under equity plans	—	—	2,801,601	1	—	—	1,080	—	—	1,081
Stock-based compensation expense	—	—	—	—	—	—	26,666	—	—	26,666
Issuance of common stock under ATM Equity Offering, net of issuance costs	—	—	6,358,097	1	—	—	444,921	—	—	444,922
Issuance of common stock upon conversion of convertible senior notes	—	—	23,033,250	2	—	—	115,870	—	—	115,872
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,006)	(1,006)
March 31, 2026	45,951,250	5	621,718,750	58	(45,951,250)	—	3,324,206	(1,056,932)	(2,970)	2,264,367
Net loss	—	—	—	—	—	—	—	(49,258)	—	(49,258)
Issuance of common stock under equity plans	—	—	2,256,184	—	—	—	8,519	—	—	8,519
Stock-based compensation expense	—	—	—	—	—	—	21,516	—	—	21,516
Issuance of common stock under ATM Equity Offering, net of issuance costs	—	—	8,152,223	1	—	—	1,067,831	—	—	1,067,832
Preferred Stock conversion	(5,000,000)	(1)	—	1	5,000,000	—	—	—	—	—
Issuance of common stock for acquisition	—	—	2,277,002	—	—	—	160,802	—	—	160,802
Issuance of common stock upon conversion of convertible senior notes	—	—	4,727,529	—	—	—	23,980	—	—	23,980
Other comprehensive loss	—	—	—	—	—	—	—	—	(5,605)	(5,605)
June 30, 2026	40,951,250	4	639,131,688	60	(40,951,250)	—	4,606,854	(1,106,190)	(8,575)	3,492,153
Net loss	—	—	—	—	—	—	—	(79,677)	—	(79,677)
Issuance of common stock under equity plans	—	—	1,867,611	—	—	—	500	—	—	500
Stock-based compensation expense	—	—	—	—	—	—	16,965	—	—	16,965
Issuance of common stock under ATM Equity Offerings, net of issuance costs	—	—	36,763,508	4	—	—	2,362,518	—	—	2,362,522
Issuance of common stock upon conversion of convertible senior notes	—	—	2,352,156	—	—	—	11,864	—	—	11,864
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,757)	(1,757)
September 30, 2026	40,951,250	$4	680,114,963	$64	(40,951,250)	$—	$6,998,701	$(1,185,867)	$(10,332)	$5,802,570

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount				Total
December 31, 2024	—	$—	504,453,785	$50	—	$—	$1,198,909	$(813,701)	$(2,805)	$382,453
Net loss	—	—	—	—	—	—	—	(60,616)	—	(60,616)
Issuance of common stock under equity plans	—	—	2,179,607	—	—	—	48	—	—	48
Stock-based compensation expense	—	—	—	—	—	—	18,871	—	—	18,871
Issuance of common stock under ATM Equity Offering, net of issuance costs	—	—	4,858,839	1	—	—	90,102	—	—	90,103
Preferred Stock Exchange	50,951,250	5	—	(5)	(50,951,250)	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	435	435
March 31, 2025	50,951,250	5	511,492,231	46	(50,951,250)	—	1,307,930	(874,317)	(2,370)	431,294
Net loss	—	—	—	—	—	—	—	(66,414)	—	(66,414)
Issuance of common stock under equity plans	—	—	3,502,374	1	—	—	4,862	—	—	4,863
Stock-based compensation expense	—	—	—	—	—	—	18,707	—	—	18,707
Issuance of common stock under ATM Equity Offering, net of issuance costs	—	—	10,283,294	1	—	—	296,959	—	—	296,960
Preferred Stock conversion	(5,000,000)	—	—	—	5,000,000	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	3,075	3,075
June 30, 2025	45,951,250	5	525,277,899	48	(45,951,250)	—	1,628,458	(940,731)	705	688,485
Net loss	—	—	—	—	—	—	—	(18,257)	—	(18,257)
Issuance of common stock under equity plans	—	—	4,248,540	1	—	—	2,160	—	—	2,161
Stock-based compensation expense	—	—	—	—	—	—	15,646	—	—	15,646
Issuance of common stock under ATM Equity Offerings, net of issuance costs	—	—	9,591,839	1	—	—	458,065	—	—	458,066
Issuance of common stock for acquisition	—	—	3,057,588	—	—	—	137,653	—	—	137,653
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,768)	(2,768)
September 30, 2025	45,951,250	$5	542,175,866	$50	(45,951,250)	$—	$2,241,982	$(958,988)	$(2,063)	$1,280,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(unaudited; in thousands)

	For the Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(173,957)	$(145,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,651	29,191
Stock-based compensation expense	66,001	52,894
(Gain) loss on disposal of assets	(369)	2,356
Loss on equity securities	882	—
Loss on extinguishment of debt	27,259	—
Lower of cost or market inventory valuation adjustments	7,462	—
Amortization of inventory step-up	399	—
Amortization of debt issuance costs and discount	189	2,551
Noncash lease expense	9,863	5,975
Change in the fair value of contingent consideration	(2,058)	—
Accretion of marketable securities purchased at a discount	(1,278)	(1,599)
Deferred income taxes	514	(33,049)
Changes in operating assets and liabilities:
Accounts receivable, net	(68,468)	(19,442)
Contract assets	(60,769)	12,608
Inventories	(83,731)	(25,567)
Prepaids and other current assets	(20,501)	(17,455)
Other non-current assets	(48,622)	10,132
Trade payables	6,892	(1,634)
Accrued expenses	(280)	2,671
Employee benefits payable	11,875	43,417
Contract liabilities	144,485	(9,187)
Other current liabilities	9,859	(1,358)
Non-current lease liabilities	(10,775)	(8,269)
Other non-current liabilities	223	62
Net cash used in operating activities	(127,254)	(100,990)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and software	(84,185)	(106,631)
Proceeds on disposal of assets	715	397
Cash paid for business combinations, net of acquired cash	(44,271)	(132,441)
Purchases of marketable securities	(221,667)	(187,780)
Maturities of marketable securities	235,515	179,822
Sale of marketable securities	—	3,383
Net cash used in investing activities	(113,893)	(243,250)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ATM Equity Offerings	3,911,859	865,453
Issuance costs related to ATM Equity Offerings	(36,695)	(20,134)
Proceeds from the exercise of stock options	1,778	2,539
Proceeds from Employee Stock Purchase Plan	13,605	7,751
Proceeds from sale of employees’ restricted stock units to cover taxes	190,665	80,659
Minimum tax withholding paid on behalf of employees for restricted stock units	(189,835)	(65,672)
Proceeds from secured term loans	—	26,716
Repayments on secured term loan	—	(15,103)
Payment of debt issuance and extinguishment costs	(27,259)	(278)
Finance lease principal payments	(232)	(197)
Net cash provided by financing activities	3,863,886	881,734
Effect of exchange rate changes on cash and cash equivalents	(205)	(86)
Net increase in cash and cash equivalents and restricted cash	3,622,534	537,408
Cash and cash equivalents, and restricted cash, beginning of period	833,545	275,302
Cash and cash equivalents, and restricted cash, end of period	$4,456,079	$812,710

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,692	$21,892
Cash paid for income taxes	593	573
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unpaid purchases of property, equipment and software	11,860	9,933
Right-of-use assets obtained in exchange for new operating lease liabilities	6,781	36,652
Issuance of common stock for payment of accrued bonus	2,515	1,798
Issuance of common stock in connection with acquisition, at fair value	160,802	137,653
Accrued issuance costs in connection with ATM Equity Offerings	—	190
Convertible senior notes, net and accrued interest settled by issuance of common stock	151,716	—
Payable to sellers in connection with business combinations	800	—
Contingent consideration assumed at acquisition	5,654	18,258
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCKET LAB CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025 AND FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
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
Iridium Merger Agreement
On June 28, 2026, the Company entered into an Agreement and Plan of Merger (the “Iridium Merger Agreement”) with Iridium Communications Inc. (“Iridium”), Ion Merger Sub I, Inc. (“Merger Sub I”) and Ion Merger Sub II, LLC (“Merger Sub II”). Pursuant to the Iridium Merger Agreement, and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub I will merge with and into Iridium (the “First Merger”) with Iridium continuing as the surviving corporation and an indirect wholly owned subsidiary of the Company, and immediately following the First Merger, the surviving corporation in the First Merger will merge with and into Merger Sub II, with Merger Sub II continuing as the surviving entity (the “Subsequent Merger” and together with the First Merger, the “Iridium Transaction”). The Iridium Transaction unites the Company’s leading launch and satellite manufacturing capabilities with Iridium's global network, spectrum, and experience to unlock critical space applications.
The Iridium Merger Agreement provides for, among other things, each outstanding share of Iridium to be converted into the right to receive (i) $27.00 in cash (the “Cash Consideration”) and (ii) a number of shares (the “Stock Consideration” and, together with the Cash Consideration, the “Merger Consideration”) of the Company’s common stock, par value $0.0001 per share (“Rocket Lab Common Stock”), equal to the Exchange Ratio (as defined below), in each case without interest. The “Exchange Ratio” will be the following: (i) if the Rocket Lab Common Stock Price (as defined below) is equal to or less than $67.50, then the Exchange Ratio will be 0.4000; (ii) if the Rocket Lab Common Stock Price is greater than $67.50 but less than $112.50, then the Exchange Ratio will be the quotient obtained by dividing $27.00 by the Rocket Lab Common Stock Price, rounded to four decimal places; and (iii) if the Rocket Lab Common Stock Price is equal to or greater than $112.50, then the Exchange Ratio will be 0.2400. “Rocket Lab Common Stock Price” is defined as the volume weighted average price per share of Rocket Lab Common Stock on the Nasdaq Global Select Market for the period of the ten consecutive trading days ending on and including the second full trading day prior to the effective time of the First Merger.

The closing of the Iridium Transaction is subject to customary conditions set forth in the Iridium Merger Agreement, including (i) the adoption of the Iridium Merger Agreement and the Iridium Transaction by the affirmative vote of the holders of a majority of the outstanding Iridium common stock; (ii) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”) and consent of the U.S. Federal Communications Commission to the transfer of control of certain telecommunication authorizations held by Iridium; (iii) receipt of clearances or approvals under other specified foreign investment and satellite and telecommunications laws; (iv) the absence of any order or law issued, enforced or enacted by a governmental authority in certain specified jurisdictions that prevents, makes illegal or enjoins the consummation of the Iridium Transaction; (v) there having not occurred a Company Material Adverse Effect or a Parent Material Adverse Effect, each as defined in the Iridium Merger Agreement; and (vi) the effectiveness of a registration statement on Form S-4 with respect to shares of Rocket Lab Common Stock to be issued in the Iridium Transaction and approval of such shares for listing on the Nasdaq Global Select Market.
Several closing conditions have been satisfied. On August 12, 2026, the HSR waiting period expired. On August 26, 2026, the Form S-4 registration statement was declared effective by the Securities and Exchange Commission (the “SEC”). On September 24, 2026, Iridium’s stockholders approved the Iridium Merger Agreement at a special meeting. The Iridium Transaction remains subject to the receipt of required regulatory approvals, including consent from the Federal Communications Commission, and certain foreign regulatory approvals, as well as other customary closing conditions. The Iridium Transaction is expected to close in 2027.
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
The Bridge Loan commitment was formally terminated in full on September 15, 2026, prior to any borrowings being drawn. In connection with the termination, the Company recognized a loss on extinguishment of debt of $27,259 for the three and nine months ended September 30, 2026, representing debt issuance costs and additional fees paid upon termination.
On September 15, 2026, Iridium and its lenders entered into an amendment to Iridium’s existing credit agreement, which provides that the Iridium Transaction will not constitute a “change of control” under the amended credit agreement and permits the approximately $1,775,000 of term loans outstanding to remain outstanding after closing of the Iridium Transaction. Upon closing of the Iridium Transaction, Rocket Lab USA, Inc., the Company’s primary operating subsidiary, will provide a downstream guarantee of the obligations under Iridium’s amended credit agreement. In connection with the amendment, the Company incurred transaction costs of $9,403, which are included in selling, general and administrative expenses for the three and nine months ended September 30, 2026.
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

On an ongoing basis, our management evaluates estimates and assumptions including those related to revenue recognition, contract costs, loss reserves, valuation of stock-based compensation, deferred tax valuation allowances, inventory valuation, goodwill, intangible assets and contingent consideration. We based our estimates on historical data and experience, as well as various other factors that our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results could differ from these estimates and assumptions.
Other Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2026. Refer to Note 2 - Significant Accounting Policies disclosed in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 26, 2026.
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
3.REVENUES
The following table provides information about revenue by recognition model for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026			2025
Revenues by recognition model	Launch Services	Space Systems	Total	Launch Services	Space Systems	Total
Point-in-time	$47,187	$66,083	$113,270	$22,763	$26,573	$49,336
Over-time	5,887	148,677	154,564	18,158	87,586	105,744
Total revenue by recognition model	$53,074	$214,760	$267,834	$40,921	$114,159	$155,080

	Nine Months Ended September 30,
	2026			2025
Revenues by recognition model	Launch Services	Space Systems	Total	Launch Services	Space Systems	Total
Point-in-time	$140,455	$154,855	$295,310	$97,494	$76,907	$174,401
Over-time	20,868	386,070	406,938	25,665	222,081	247,746
Total revenue by recognition model	$161,323	$540,925	$702,248	$123,159	$298,988	$422,147
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
The following table presents the balances related to enforceable contracts as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Contract balances
Accounts receivable, net	$118,311	$39,001
Contract assets	124,361	61,606
Contract liabilities	(423,580)	(195,438)
Changes in contract liabilities for the three months ended September 30, 2026 were as follows:

Contract liabilities, at June 30, 2026	$351,193
Customer advances received or billed, net	94,042
Recognition of earned revenue	(21,655)
Contract liabilities, at September 30, 2026	$423,580
Changes in contract liabilities for the nine months ended September 30, 2026 were as follows:

Contract liabilities, at December 31, 2025	$195,438
Contract liabilities assumed at acquisitions	76,015
Customer advances received or billed, net	300,326
Recognition of earned revenue	(148,199)
Contract liabilities, at September 30, 2026	$423,580
The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.
The net amount of revenue recognized in the aggregate from changes in the transaction price or estimated costs to complete associated with performance obligations satisfied in prior periods during the nine months ended September 30, 2026, was a net upward adjustment to revenue of $7,279. For the three months ended September 30, 2026, the impact was not material individually or in the aggregate. For the three and nine months ended September 30, 2025, the net amount was a net upward adjustment to revenue of $10,302 and a net downward adjustment of $4,712, respectively.
Included in the upward adjustment for the nine months ended September 30, 2026, the Company recorded an upward adjustment to revenue of $7,267 related to an individual contract. This cumulative catch-up adjustment was recorded as a result of changes in the estimated costs to complete the contract. Included in the upward adjustment for the three months ended September 30, 2025, the Company recorded an upward adjustment to revenue of $13,269 related to an individual contract. This cumulative catch-up adjustment was recorded as a result of incorporating a reliable estimate of the costs to complete the contract due to unique mission security and launch risks. Included in the downward adjustment for the nine months ended September 30, 2025, the Company recorded a downward adjustment to revenue of $10,216 related to an individual contract. This cumulative catch-up adjustment resulted from changes in the estimated costs to complete the contract.

In February 2022, the Company entered into a procurement agreement with MDA Corporation to design and manufacture 17 spacecraft buses (the “MDA Contract”). The Company has determined that the projected delivery dates for certain deliverables will be later than the dates originally set out under the MDA Contract. This delay is the result of a number of factors, including delays that have arisen in the Company’s supply chain. Under the terms of the MDA Contract, the customer is potentially entitled to claim liquidated damages as a result of this delivery delay. The Company is similarly entitled to claim liquidated damages against certain suppliers that have contributed to these delays. At this time, it is not possible to determine with certainty the net amount, if any, of actual liquidated damages that could ultimately be incurred.
Backlog
The Company’s backlog represents the estimated transaction prices on performance obligations to the Company’s customers for which work remains to be performed. The amount of backlog increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of backlog when an enforceable agreement has been reached. Remaining backlog totaled $3,572,965 as of September 30, 2026, of which approximately 33% is expected to be recognized within 12 months, with the remaining 67% to be recognized beyond 12 months.
Concentration of Credit Risk and Significant Customers
As of September 30, 2026, the Company’s customers that accounted for 10% or more of the total accounts receivable, net, were as follows:

September 30, 2026
Synspective, Inc.	11%
Muon Space, Inc.	11%
For the nine months ended September 30, 2026, the Company’s customer that accounted for 10% or more of the total revenue was:

Nine Months Ended September 30, 2026
Government customer	42%
Customer Financing
In connection with the signing of four separate multi-launch agreements with commercial customers, the Company entered into subordinated loan and security agreements. The commercial customers may choose to have certain milestone payments financed under the terms of the subordinated loan and security agreements. The receivables will bear no interest until the initial launch date passes, after which interest will accrue at a fixed rate of 9.1%, 9.5%, 10.8% or 12.6%, based on the commercial customer. Principal and interest payments will be made over 12 quarterly payments from the launch date.
In July 2025, the Company received a full payoff of $7,489 and terminated the subordinated loan and security agreement with one of the commercial customers.
As of September 30, 2026 and December 31, 2025, the Company had $11,550 and $6,750 customer financing receivable in prepaids and other current assets, respectively, and $29,400 and $16,138 customer financing receivable in other non-current assets, respectively, on the condensed consolidated balance sheets. Customer financing interest income for the three and nine months ended September 30, 2026 was $630 and $1,848, respectively. Customer financing interest income for the three and nine months ended September 30, 2025 was $407 and $1,284, respectively.
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
The Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2026 include revenues of $5,877 and $7,297 and operating income of $1,227 and $1,008, respectively, related to the Motiv acquisition.

Mynaric
On April 14, 2026, the Company completed the acquisition of 100% of the issued and outstanding ordinary shares of Mynaric AG (“Mynaric”), a stock corporation incorporated under the laws of Germany, thereby obtaining control. The acquisition strengthens the Company’s position as a leading provider of launch services, spacecraft manufacturing, and satellite components by adding high-performing laser optical communications technology. The acquisition addresses a critical supply chain constraint for satellite constellation operators and establishes the Company’s first European footprint.
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
Acquisition Consideration
The following table presents the purchase consideration and the estimates of the preliminary fair value of the assets acquired and the liabilities assumed by the Company in the acquisition:

April 14, 2026
Fair value of common stock issued (1)	$160,802
Purchase consideration	$160,802

Description
Cash and cash equivalents	$1,304
Accounts receivable	8,591
Inventories	41,088
Prepaids and other current assets	17,862
Property, plant and equipment	31,192
Intangible assets	99,073
Right-of-use assets - operating leases	21,992
Other non-current assets	1,350
Trade payables	(10,466)
Accrued expenses	(2,441)
Employee benefits payable	(3,716)
Contract liabilities	(69,081)
Other current liabilities	(3,367)
Non-current operating lease liabilities	(19,622)
Deferred income tax liabilities	(9,125)
Other non-current liabilities	(4,572)
Identifiable net assets acquired	100,062
Goodwill	60,740
Total purchase price	$160,802
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
Goodwill of $60,740 was recorded for the Mynaric acquisition, representing the excess of the purchase price over the fair value of the identifiable net assets. The goodwill has been allocated to the space systems operating segment, reflecting the strategic operations of this operating segment. Goodwill recognized primarily represents the future revenue and earnings potential and certain other assets which were acquired, but that do not meet the recognition criteria, such as assembled workforce. The goodwill is not expected to be deductible for income tax purposes.
The Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2026 include revenues of $26,042 and $39,237 and operating loss of $13,651 and $26,896, respectively, related to the Mynaric acquisition.
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

Acquisition Consideration
The following table presents the purchase consideration and the estimates of the fair value of the assets acquired and the liabilities assumed by the Company in the acquisition:

August 12, 2025
Cash consideration	$136,178
Fair value of common stock issued (1)	137,653
Contingent consideration (2)	18,258
Purchase consideration	$292,089

Description
Cash and cash equivalents	$1,280
Accounts receivable	3,196
Contract assets	191
Inventories	106
Prepaids and other current assets	1,079
Property, plant and equipment	4,267
Intangible assets	183,300
Right-of-use assets - operating leases	6,553
Other non-current assets	424
Trade payables	(2,467)
Accrued expenses	(1,642)
Employee benefits payable	(3,407)
Contract liabilities	(842)
Other current liabilities	(1,340)
Non-current operating lease liabilities	(5,256)
Deferred income tax liabilities	(31,997)
Identifiable net assets acquired	153,445
Goodwill	138,644
Total purchase price	$292,089
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
Goodwill of $138,644 was recorded for the GEOST acquisition, representing the excess of the purchase price over the fair value of the identifiable net assets. The goodwill has been allocated to the space systems operating segment, reflecting the strategic operations of this operating segment. Goodwill recognized primarily represents the future revenue and earnings potential and certain other assets which were acquired, but that do not meet the recognition criteria, such as assembled workforce. The majority of goodwill is not expected to be deductible for income tax purposes.
Measurement Period
During the measurement period (a period not to exceed 12 months from acquisition date), the Company will continue to obtain information to assist in determining the fair value of net assets acquired, which could differ materially from those preliminary estimates. Specifically, the Company is evaluating outstanding matters, including but not limited to, intangible assets and tax-related items. Measurement period adjustments, if applicable, were applied in the reporting period in which the adjustment amounts were determined. Measurement period adjustments for the three and nine months ended September 30, 2026 did not have a material impact.
Unaudited Pro Forma Information
The unaudited consolidated financial information summarized in the following table gives effect to the GEOST, Mynaric and Motiv acquisitions assuming they occurred on January 1, 2025. These unaudited consolidated pro forma operating results do not assume any impact from revenue, cost or other operating synergies that are expected as a result of the acquisitions. These unaudited consolidated pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the acquisitions occurred on January 1, 2025, nor does the information project results for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenues	$267,834	$179,580	$723,714	$493,455

Net loss	$(79,677)	$(110,553)	$(198,560)	$(278,688)

5.CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES
Cash and cash equivalents and marketable securities consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$4,447,665	$828,660
Marketable securities, current	160,290	187,917
Marketable securities, non-current	95,894	82,247
Total cash and cash equivalents and marketable securities	$4,703,849	$1,098,824
As of September 30, 2026, cash equivalents and marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities
Money market accounts	$4,333,406	$—	$—	$4,333,406	$4,333,406	$—
Certificates of deposit	28,537	2	(35)	28,504	—	28,504
Commercial paper	49,975	—	(115)	49,860	—	49,860
Corporate debt securities	87,579	2	(377)	87,204	—	87,204
Yankee bonds	2,132	—	—	2,132	—	2,132
U.S. Treasury securities	39,626	—	(445)	39,181	—	39,181
Asset-backed securities	49,351	13	(61)	49,303	—	49,303
Total	$4,590,606	$17	$(1,033)	$4,589,590	$4,333,406	$256,184
The following table presents the Company’s marketable securities with unrealized losses by investment category and the length of time the marketable securities have been in a continuous loss position as of September 30, 2026:

	In Loss Position for Less than 12 Months
	Fair Value	Unrealized Losses
Certificates of deposit	$24,682	$(35)
Commercial paper	49,860	(115)
Corporate debt securities	82,451	(377)
U.S. Treasury securities	39,181	(445)
Asset-backed securities	37,192	(61)
Total	$233,366	$(1,033)
The Company has not observed a significant deterioration in credit quality of these securities, which are highly rated with moderate to low credit risk. Declines in value are largely attributable to current global economic conditions. The securities continue to make timely principal and interest payments, and the fair values are expected to recover as they approach maturity. The Company does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell the securities, before the respective recoveries of their amortized cost bases, which may occur at maturity. As of September 30, 2026, the Company had not recognized an allowance for credit losses on any marketable securities in an unrealized loss position.
The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of September 30, 2026:

	Amortized Cost	Fair Value
Due within one year	$4,494,155	$4,493,696
Due within one to two years	96,451	95,894
Total	$4,590,606	$4,589,590

6.FAIR VALUE OF FINANCIAL INSTRUMENTS
As of September 30, 2026 and December 31, 2025 the following financial assets and liabilities are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$4,333,406	$—	$—	$4,333,406
Marketable securities, current:
Certificates of deposit	—	28,504	—	28,504
Commercial paper	—	49,860	—	49,860
Corporate debt securities	—	70,226	—	70,226
Yankee bonds	—	2,132	—	2,132
U.S. Treasury securities	9,442	—	—	9,442
Asset-backed securities	—	126	—	126
Prepaids and other current assets
Equity securities	4,118	—	—	4,118
Marketable securities, non-current
Corporate debt securities	—	16,978	—	16,978
U.S. Treasury securities	29,739	—	—	29,739
Asset-backed securities	—	49,177	—	49,177
Total	$4,376,705	$217,003	$—	$4,593,708
Liabilities:
Other non-current liabilities:
Contingent consideration	$—	$—	$11,230	$11,230
Total	$—	$—	$11,230	$11,230

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market accounts	$741,498	$—	$—	$741,498
Certificates of deposit	—	1,556	—	1,556
Marketable securities, current:
Certificates of deposit	—	9,294	—	9,294
Commercial paper	—	27,776	—	27,776
Corporate debt securities	—	103,077	—	103,077
Yankee bonds	—	5,351	—	5,351
U.S. Treasury securities	40,576	—	—	40,576
Asset-backed securities	—	1,843	—	1,843
Marketable securities, non-current
Certificates of deposit	—	2,327	—	2,327
Corporate debt securities	—	33,509	—	33,509
U.S. Treasury securities	8,492	—	—	8,492
Asset-backed securities	—	37,919	—	37,919
Total	$790,566	$222,652	$—	$1,013,218
Liabilities:
Other non-current liabilities:
Contingent consideration	$—	$—	$7,634	$7,634
Total	$—	$—	$7,634	$7,634

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.
There were no transfers between fair value measurement levels for the nine months ended September 30, 2026.
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
The following table presents contingent consideration obligations measured on a recurring basis using Level 3 inputs as of September 30, 2026 and December 31, 2025:

December 31, 2025	$7,634
Addition	5,654
Fair value adjustments	(2,058)
September 30, 2026	$11,230

7.INVENTORIES
Inventories as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
Raw materials	$136,445	$76,739
Work in process	126,585	68,712
Finished goods	17,855	12,956
Total inventories	$280,885	$158,407
8.PREPAIDS AND OTHER CURRENT ASSETS
Prepaids and other current assets as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
Prepaid expenses and deposits	$69,524	$57,738
Government grant receivables	22,381	15,629
Customer financing receivables	11,550	6,750
Other current assets	17,958	9,836
Total prepaids and other current assets	$121,413	$89,953
9.PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
Buildings and improvements	$94,840	$78,564
Machinery, equipment, vehicles and office furniture	219,031	174,526
Computer equipment, hardware and software	27,089	20,751
Launch site assets	26,917	25,330
Construction in process	156,567	111,167
Property, plant and equipment—gross	524,444	410,338
Less accumulated depreciation and amortization	(114,361)	(90,865)
Property, plant and equipment—net	$410,083	$319,473
Depreciation expense recorded in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation expense	2026	2025	2026	2025
Cost of revenues	$4,376	$2,884	$10,994	$9,007
Research and development, net	3,740	1,984	10,231	5,658
Selling, general and administrative	1,240	1,496	4,275	3,022
Total depreciation expense	$9,356	$6,364	$25,500	$17,687

10.GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The carrying amount of goodwill was $301,420 and $205,750 as of September 30, 2026 and December 31, 2025, respectively. Substantially all goodwill is allocated to the Space Systems reportable segment. For all reporting units, there have been no events or changes in circumstances which indicate that it is more likely than not that the fair value of the reporting unit is below its carrying value.
The following table presents goodwill as of September 30, 2026 and December 31, 2025:

December 31, 2025	$205,750
Acquisitions	92,721
Measurement period adjustments	3,914
Foreign currency translation adjustments	(965)
September 30, 2026	$301,420
Intangible Assets
The components of intangible assets consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Developed technology	$295,845	$(58,165)	$237,680
Capitalized software	14,582	(11,876)	2,706
Customer relationships	48,424	(8,039)	40,385
Trademarks and tradenames	17,561	(4,282)	13,279
Backlog	22,113	(9,653)	12,460
Other	1,528	(689)	839
Indefinite-Lived Intangible Assets
In-process technology	500	—	500
Total	$400,553	$(92,704)	$307,849

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Developed technology	$230,165	$(37,238)	$192,927
Capitalized software	14,558	(11,164)	3,394
Customer relationships	16,114	(5,786)	10,328
Trademarks and tradenames	10,102	(3,443)	6,659
Backlog	14,491	(4,343)	10,148
Other	1,399	(609)	790
Indefinite-Lived Intangible Assets
In-process technology	500	—	500
Total	$287,329	$(62,583)	$224,746

Amortization expense recorded in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues	$7,732	$4,168	$21,095	$7,788
Research and development, net	9	4	23	9
Selling, general and administrative	4,427	1,064	9,297	2,723
Total amortization expense	$12,168	$5,236	$30,415	$10,520
The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2026:

2026 (for the remaining period)	$11,787
2027	39,670
2028	36,772
2029	34,186
2030	30,458
Thereafter	154,476
Total	$307,349
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

The Notes accrue interest at a rate of 4.250% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2024. The Notes mature on February 1, 2029, unless earlier converted, redeemed or repurchased. Before November 1, 2028, noteholders have the right to convert their Notes only during the following circumstances: (i) during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, (ii) during the five consecutive business day period after any 10 consecutive trading day period, or the measurement period, in which the trading price per $1 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day, (iii) upon the occurrence of certain corporate events or distributions specified in the Indenture or (iv) if the Company calls such Notes for redemption. From and after November 1, 2028, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 195.1029 shares of common stock per $1 principal amount of Notes, which represents an initial conversion price of approximately $5.13 per share of common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of September 30, 2026, holders of the Notes have the right to convert between October 1, 2026 and December 31, 2026 because the Company’s common stock price exceeded the applicable conversion price by 130% for the specified period of time during the quarter ended September 30, 2026.
When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. For the nine months ended September 30, 2026, the Company received conversion notices from holders for $154,344 aggregate principal amount of Notes. These conversions resulted in the issuance of 30,112,935 shares of common stock in accordance with the terms of the Indenture governing the Notes. As of September 30, 2026, the Company cannot be required to settle the Notes in cash and has the intent and ability to settle in common stock; therefore, the Notes were classified as non-current liabilities on the condensed consolidated balance sheet.
As of September 30, 2026, there was $1,310 outstanding under the Notes, before unamortized discount and debt issuance costs of $21. As of September 30, 2026, the effective interest rate under the Notes was 5.0%.
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

Trinity Master Equipment Financing Agreement
On December 29, 2023 (the “Effective Date”), the Company and certain of its subsidiaries (the “Subsidiaries”, together with the Company, the “Borrowers”) entered into a Master Equipment Financing Agreement (the “Trinity Loan Agreement”) with Trinity Capital, Inc., a Maryland corporation (the “Lender”) to provide financing for certain equipment and other property (the “Equipment”). The Trinity Loan Agreement provides that the Lender shall provide equipment financing in the aggregate of up to $120,000 (the “Conditional Commitment”), with advances (“Draws”) to be made as follows: (i) $70,000 on the Effective Date (the “Effective Date Draw”); and (ii) $40,000 to be drawn on the Effective Date (the “Blanket Lien Draw”), with each of the Effective Date Draw and Blanket Lien Draw payable over sixty (60) months beginning January 2024, with the final payments due in January 2029. After the Blanket Lien Draw was repaid in full, Borrowers were able to make Draws as follows: (x) $30,000 to be drawn in not more than three advances of at least $10,000 each at the Borrowers’ option no later than the date that is 18 months after the Effective Date; and (y) $20,000 to be drawn at Borrowers’ option between January 1, 2025 and June 30, 2025, subject to customary conditions.
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
The Preferred Stock has the rights and restrictions set forth in a Certificate of Designation. Each share of Preferred Stock is convertible at any time at the option of the holder of the Preferred Stock (a “Holder”) into a number of shares of common stock at the then-applicable conversion rate (the “Conversion Rate”). In addition, each share of Preferred Stock automatically converts into a number of shares of common stock at the Conversion Rate upon the earliest to occur of (a) a transfer of such share (other than to a Permitted Transferee), (b) the first date on which Sir Peter no longer serves as (i) the Chief Executive Officer of the Company or (ii) such other executive officer position of the Company as approved by the Company’s board of directors (the “Board”), (c) Sir Peter’s death or permanent disability, or (d) the first date on which the outstanding shares of Preferred Stock no longer represent a minimum beneficial ownership by Sir Peter of five percent. A “Permitted Transferee” is defined in the Certificate of Designation and includes Sir Peter and his controlled affiliates. The Preferred Stock is not redeemable by the Company at any time.
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
In September 2025, the Company entered into an ATM Equity Offering Sales Agreement (the “September 2025 Sales Agreement”) with BofA Securities, Inc., Cantor Fitzgerald & Co., BTIG, LLC, KeyBanc Capital Markets Inc., Citizens JMP Securities, LLC, Needham & Company, LLC and Roth Capital Partners, LLC (collectively, the “September 2025 Sales Agents”), pursuant to which the Company offered and sold, from time to time, shares of its common stock having an aggregate offering price of up to $750,000 through the September 2025 Sales Agents, acting as its agents, or directly to the September 2025 Sales Agents, acting as principal (the “September 2025 ATM Equity Offering”). In connection with entering into the September 2025 Sales Agreement, the Company terminated the March 2025 ATM Equity Offering and the March 2025 Sales Agreement.
On March 17, 2026, the Company entered into an equity distribution agreement (the “March 2026 Equity Distribution Agreement”) with BofA Securities, Inc., BTIG, LLC, Cantor Fitzgerald & Co., Citizens JMP Securities, LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., Morgan Stanley & Co. LLC, Needham & Company, LLC, Roth Capital Partners, LLC and Stifel, Nicolaus & Company, Incorporated, as sales agents (collectively, the “March 2026 Sales Agents”), the March 2026 Forward Sellers (as defined below) and the March 2026 Forward Purchasers (as defined below). Under the March 2026 Equity Distribution Agreement, the Company offered and sold, from time to time, the shares of its common stock through or to the March 2026 Sales Agents, acting as the Company’s agents or principal, having an aggregate offering price of up to $1,000,000 or by the March 2026 Forward Sellers, acting as sales agents for the relevant March 2026 Forward Purchasers. In connection with entering into the March 2026 Equity Distribution Agreement, the Company terminated the September 2025 ATM Equity Offering and the September 2025 Sales Agreement.

The March 2026 Equity Distribution Agreement provided that, in addition to the issuance and sale of shares of common stock through the March 2026 Sales Agents acting as sales agents or directly to the March 2026 Sales Agents acting as principals, the Company could also enter into forward sale agreements under separate forward sale confirmations between the Company and BofA Securities, Inc., Citizens JMP Securities, LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., Morgan Stanley & Co. LLC, Nomura Global Financial Products, Inc. and Stifel, Nicolaus & Company, Incorporated or one or more of their respective affiliates. These entities, when acting in such capacity, are defined as “March 2026 Forward Purchasers.” In connection with each forward sale agreement, the relevant March 2026 Forward Purchaser (or its affiliate or agent) will, at the Company’s request, attempt to borrow from third-party stock lenders and, through the relevant March 2026 Sales Agent, sell a number of shares of common stock equal to the number of shares that underlie the forward sale agreement to hedge such forward sale agreement. Each of the March 2026 Sales Agents, when acting as the agent for a March 2026 Forward Purchaser, is defined as “March 2026 Forward Seller,” except in the case of BTIG, LLC, for which references to the March 2026 Forward Seller refer instead to Nomura Securities International, Inc. (acting through BTIG, LLC).
On May 20, 2026, the Company entered into an equity distribution agreement (the “May 2026 Equity Distribution Agreement”) with BofA Securities, Inc., BTIG, LLC, Cantor Fitzgerald & Co., Citizens JMP Securities, LLC, Craig-Hallum Capital Group LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., Morgan Stanley & Co. LLC, Needham & Company, LLC, Nomura Securities International, Inc. (acting through BTIG, LLC as agent), Robert W. Baird & Co. Incorporated, Roth Capital Partners, LLC, Stifel, Nicolaus & Company, Incorporated, TD Securities (USA) LLC and Wells Fargo Securities, LLC, as sales agents (collectively, the “May 2026 Sales Agents”). Under the May 2026 Equity Distribution Agreement, the Company offered and sold, from time to time, the shares of its common stock through or to the May 2026 Sales Agents, acting as the Company’s agents or principal, having an aggregate offering price of up to $3,000,000. In connection with entering into the May 2026 Equity Distribution Agreement, the Company terminated the March 2026 Equity Distribution Agreement.
On August 13, 2026, the Company entered into an equity distribution agreement (the “August 2026 Equity Distribution Agreement”, and together with the March 2025 ATM Equity Offering, the September 2025 ATM Equity Offering, the March 2026 Equity Distribution Agreement and the May 2026 Equity Distribution Agreement, the “ATM Equity Offerings”) with Deutsche Bank Securities Inc. and Wells Fargo Securities, LLC, as sales agents (collectively, the “
August 2026 Sales Agents”). Under the August 2026 Equity Distribution Agreement, the Company offered and sold, from time to time, shares of its common stock through or to the August 2026 Sales Agents, acting as the Company’s agents or principal, having an aggregate offering price of up to $1,944,370. In connection with entering into the August 2026 Equity Distribution Agreement, the Company terminated the May 2026 Equity Distribution Agreement.
For the nine months ended September 30, 2026, the Company sold 6,726,862 shares of common stock, generating $474,009 in gross proceeds, before deducting $5,662 in underwriting discounts, commissions and other expenses under the terminated March 2026 Equity Distribution Agreement. For the nine months ended September 30, 2026, the Company sold 7,783,458 shares of common stock, generating $1,055,630 in gross proceeds, before deducting $11,223 in underwriting discounts, commissions and other expenses under the terminated May 2026 Equity Distribution Agreement. For the nine months ended September 30, 2026, the Company sold 29,312,308 shares of common stock, generating $1,944,367 in gross proceeds, before deducting $19,698 in underwriting discounts, commissions and other expenses under the terminated August 2026 Equity Distribution Agreement.
For the nine months ended September 30, 2025, the Company sold 15,142,133 shares of common stock, generating $396,647 in gross proceeds, before deducting $9,584 in underwriting discounts, commissions and other expenses under the terminated March 2025 ATM Equity Offering and sold 9,591,839 shares of common stock, generating $468,806 in gross proceeds, before deducting $10,740 in underwriting discounts, commissions and other expenses under the terminated September 2025 ATM Equity Offering.
Collared Forward Transactions
Pursuant to the March 2026 Equity Distribution Agreement, the Company entered into collared forward transactions and sold an aggregate of 7,451,200 shares of common stock for minimum expected proceeds of approximately $474,000 and maximum expected proceeds of approximately $642,000.
In September 2026, the Company executed prepayment requests for all collared forward transactions. The Company issued 7,451,200 shares of common stock to the forward counterparties as pledged collateral held in accounts registered in the Company’s name and received proceeds of $437,853, representing the present value of the minimum expected proceeds, discounted to reflect early payment. The pledged shares are treated as issued and outstanding for financial statement purposes under GAAP.

The collared forward transactions remain outstanding until the April 2028 maturity dates. Upon settlement, the Company could receive additional cash proceeds of up to approximately $168,000, depending on the settlement price of the Company’s common stock relative to the average forward floor price of $63.61 per share and average forward cap price of $86.11 per share.
13.STOCK-BASED COMPENSATION EXPENSE
Equity Incentive Plans
The Company has a single active equity incentive plan, the Rocket Lab 2021 Stock Option and Incentive Plan (the “2021 Plan”), with the objective of attracting and retaining available employees and directors by providing stock-based and other performance-based compensation. The Rocket Lab 2013 Stock Option and Grant Plan (the “2013 Plan”) was terminated, but outstanding awards granted thereunder remain governed by it. The 2021 Plan authorizes the Company’s Compensation Committee to grant equity awards to officers, employees, directors, and other key personnel, as well as service providers. The available awards include incentive stock options, non‑qualified stock options, restricted stock awards, unrestricted stock awards, and restricted stock units, any of which may be performance‑based. An aggregate of 59,875,000 shares were initially reserved for the issuance of awards under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan automatically increases each January 1, beginning on January 1, 2022, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. The Company was authorized to issue and has registered with the SEC 99,625,818 shares of common stock as equity awards to participants under the 2021 Plan as of September 30, 2026. There were 91,497,196 shares of common stock available for grant as of September 30, 2026.
Total stock-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock-based compensation expense	2026	2025	2026	2025
Cost of revenues	$4,773	$3,539	$13,369	$12,351
Research and development, net	5,645	5,588	18,425	16,055
Selling, general and administrative	7,906	6,600	34,207	24,488
Total stock-based compensation expense	$18,324	$15,727	$66,001	$52,894
Options
Options issued to all optionees under the 2013 Plan vested over four years from the date of issuance (or earlier vesting start date, as determined by the board of directors) as follows: 25% on the first anniversary of the date of grant and the remainder vested monthly over the remaining vesting term. All outstanding options had vested as of June 2023.
Restricted Stock Units
For the nine months ended September 30, 2026 and 2025, the Company granted 1,805,225 and 1,609,492 restricted stock units, respectively, to certain key employees and directors pursuant to the 2021 Plan. The time-based service vesting condition is generally satisfied over periods of approximately four years as the employees provide service.
On March 30, 2026, following approval by the Compensation Committee of the Board of Directors of the Company, Rocket Lab Limited, a New Zealand limited company and wholly-owned subsidiary of the Company, entered into an amendment to the amended and restated employment agreement, dated December 3, 2024, with Sir Peter Beck, the Company’s Chairman and Chief Executive Officer.
In addition, on March 30, 2026, Mr. Beck and the Company entered into a restricted stock unit (“RSU”) cancellation agreement pursuant to which Mr. Beck voluntarily forfeited and cancelled all unvested RSUs held by Mr. Beck, representing an aggregate of 392,155 shares of the Company’s common stock. Mr. Beck’s focus is the long-term appreciation of shareholder value rather than short-term cash or equity incentives. At Mr. Beck’s request, the capital previously allocated for this compensation will be redirected toward Company priorities and strategic R&D initiatives, reinforcing a shared commitment to disciplined fiscal management and growth. For the nine months ended September 30, 2026, the cancellations resulted in a one-time stock-based compensation expense of $11,180 recorded in selling, general and administrative expenses. No portion of the cancelled RSUs will vest or become outstanding shares, and as a result, there will be no dilution to shareholders. The Company will not incur any additional stock-based compensation expense related to these cancelled RSUs in future periods.
As of September 30, 2026, the total unrecognized compensation expense related to unvested performance-based restricted stock units granted under the 2021 Plan was $187,869 and will be recognized upon vesting.

2021 Employee Stock Purchase Plan
In August 2021, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was approved to reserve 9,980,000 shares of common stock for issuance for awards in accordance with the terms of the 2021 ESPP. In addition, the number of shares reserved for issuance will ultimately increase on January 1 of each year from 2022 to 2031 by the lesser of (i) 9,980,000 shares of common stock, (ii) 1% of the number of shares of common stock outstanding as of the close of business on the immediately preceding December 31 or (iii) the number of common stock shares as determined by the Company’s board of directors. The purpose of the 2021 ESPP is to enable eligible employees to use payroll deductions to purchase shares of common stock and thereby acquire an interest in the Company. Eligible employees are offered shares through a 12-month offering period, which consists of two consecutive 6-month purchase periods. Employees may purchase a limited number of shares of our stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period.
For the nine months ended September 30, 2026 and 2025, 265,164 shares and 321,734 shares of common stock were issued under the 2021 ESPP, respectively. As of September 30, 2026, 19,315,464 shares of common stock authorized and registered with the SEC remain available for issuance under the 2021 ESPP. Total ESPP stock-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 was $2,129 and $6,782, respectively. Total ESPP stock-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 was $1,446 and $4,539, respectively. As of September 30, 2026, the total unrecognized compensation expense related to the 2021 ESPP was $2,163 and will be recognized over the remaining offering period.
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
In connection with the acquisition of SolAero Holdings, Inc. in January 2022, the Company assumed a contract with a customer to provide solar panel modules at a fixed price. The Company determined that it was probable that the costs to complete the solar panel modules as stipulated by the contract would exceed the firm fixed price of the solar panel modules. Accordingly, the Company recorded a provision for contract losses to recognize the contract at fair value at acquisition. As of September 30, 2026, the provision for contract losses outstanding on the contract was $4,638 and is recorded within other current liabilities on the condensed consolidated balance sheet.

16.INCOME TAXES
The provision for income taxes and effective tax rate for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Provision) benefit for income taxes	$(3,503)	$41,091	$(7,038)	$38,966
Effective tax rate	(4.6)%	69.2%	(4.2)%	21.1%
The provision for income taxes for the three and nine months ended September 30, 2026 and 2025 was computed using the estimated effective tax rates projected to be applicable for domestic and international taxable jurisdictions for the full year as adjusted for discrete items arising during each quarter.
The effective tax rate differs from the federal statutory rate due primarily to a full valuation allowance against our U.S. deferred tax assets, as well as the impact of discrete items that may occur in any given year but which are not consistent from year-to-year.
Due to its net operating loss carryforwards, the Company remains subject to examination for U.S. federal and state jurisdictions for all years beginning with the year ended March 31, 2017. The Company’s foreign subsidiaries are generally subject to examination within four years of the end of the tax year during which the tax return was filed.
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
Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method and the if-converted method, whichever is more dilutive. Potentially dilutive shares are comprised of restricted stock units, stock options and shares underlying our convertible senior notes. For the three and nine months ended September 30, 2026 and 2025, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive.
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net loss attributable to common stockholders-basic and diluted	$(79,677)	$(18,257)	$(173,957)	$(145,287)
Denominator
Weighted average common shares outstanding-basic and diluted	652,263,684	528,725,980	629,298,251	516,560,266
Net loss per share attributable to stockholders-basic and diluted	$(0.12)	$(0.03)	$(0.28)	$(0.28)

The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	September 30,
	2026	2025
Stock options and restricted stock units	11,169,834	19,444,682
Shares underlying our convertible senior notes	255,585	69,261,530
18.SEGMENTS
The Company’s Chief Operating Decision Maker reviews financial information presented based on a management approach for the purposes of making operating decisions, assessing financial performance and allocating resources. The Company manages its business primarily based upon two operating segments, launch services and space systems. Each of these operating segments represents a reportable segment. Launch Services provides launch and launch related services to customers on a dedicated mission or ride share basis. Space systems is predominately comprised of spacecraft components and spacecraft manufacturing. Although some of the Company’s contracts with customers contain elements of space systems and launch services, each reporting segment is managed separately to better align with customers’ needs and the Company’s growth plans. For contracts with customers that contain both space systems and launch services elements, revenues for each reporting segment are generally allocated based upon the overall costs incurred for each of the reporting segments in comparison to total overall costs of the contract. The following table shows information by reportable segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026		2025
	Launch Services	Space Systems	Launch Services	Space Systems
Revenues	$53,074	$214,760	$40,921	$114,159
Cost of revenues	34,325	143,438	17,163	80,603
Gross profit	$18,749	$71,322	$23,758	$33,556

	Nine Months Ended September 30,
	2026		2025
	Launch Services	Space Systems	Launch Services	Space Systems
Revenues	$161,323	$540,925	$123,159	$298,988
Cost of revenues	95,241	355,867	77,964	205,234
Gross profit	$66,082	$185,058	$45,195	$93,754

The following table shows information by reportable segment by products and services for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026		2025
	Launch Services	Space Systems	Launch Services	Space Systems
Products:
Revenues	$—	$197,487	$—	$104,042
Cost of revenues	—	133,077	—	72,841
Gross profit	$—	$64,410	$—	$31,201

Services:
Revenues	$53,074	$17,273	$40,921	$10,117
Cost of revenues	34,325	10,361	17,163	7,762
Gross profit	$18,749	$6,912	$23,758	$2,355

	Nine Months Ended September 30,
	2026		2025
	Launch Services	Space Systems	Launch Services	Space Systems
Products:
Revenues	$—	$506,322	$—	$277,571
Cost of revenues	—	331,600	—	188,402
Gross profit	$—	$174,722	$—	$89,169

Services:
Revenues	$161,323	$34,603	$123,159	$21,417
Cost of revenues	95,241	24,267	77,964	16,832
Gross profit	$66,082	$10,336	$45,195	$4,585
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
As of September 30, 2026 and December 31, 2025, there are no amounts due to or from related parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. For additional context with which to understand our financial condition and results of operations, see the audited consolidated financial statements and accompanying notes contained therein as of December 31, 2025 and 2024 and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on February 26, 2026 (our “Form 10-K”). Certain amounts may not foot due to rounding. Certain information in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve numerous risks and uncertainties, including, but not limited to, those described under the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A. “Risk Factors” included in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in our Form 10-K and Quarterly Report on Form 10-Q for the period ended June 30, 2026 as filed with the SEC on August 10, 2026. We assume no obligation to update any of these forward-looking statements. Actual results may differ materially from those contained in any forward-looking statements.
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
Electron is our orbital small launch vehicle that was designed from the ground up to accommodate a high launch rate business model to meet the growing and dynamic needs of our customers for small launch services. Since its maiden launch in 2017, Electron has become the leading small spacecraft launch vehicle delivering over 250 spacecraft to orbit for government and commercial customers across 93 successful missions through September 30, 2026. In 2025, Electron was the second most frequently launched orbital rocket. Our launch services program has seen us develop many industry-leading innovations, including 3D printed electric turbo-pump rocket engines, fully carbon composite first stage fuel tanks, a private orbital launch complex, a rocket stage that can be configured to convert into a highly capable spacecraft on orbit, and the potential ability to successfully recover a stage from space, providing a path to reusability.
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
Recent Developments
Neutron Update
We continue to make significant progress in the development of the Neutron launch vehicle. During the third quarter, we continued advancement of first-flight hardware, Archimedes engine testing, and development of key vehicle systems and production infrastructure.
In October 2026, during manufacturing of first-stage composite structures, we identified a manufacturing process issue that resulted in voids within portions of a composite propellant tank dome. Following investigation and testing, we implemented process refinements and obtained encouraging results from subsequent testing and manufacturing activities. As a result of the time required to investigate, resolve, and validate the manufacturing process, as well as manufacture a replacement forward dome, we now expect Neutron’s inaugural launch to occur in 2027.
We continue to balance the schedule of the first launch with entering Neutron into service as a system designed for full-scale production and high-cadence launch beyond flight one. Remaining first-stage activities include manufacture and inspection of a replacement forward dome, assembly of the first stage tank structure, and completion of hydrostatic and cryogenic test campaigns. We expect to provide a more specific launch timeline following completion of these activities.
Risk and uncertainty remain inherent in the complex development cycle of a new launch vehicle, including qualification, manufacturing, integration, and testing activities, which could further impact our estimates regarding the timing of first launch.
Pending Acquisition
On June 28, 2026, we entered into a definitive agreement to acquire Iridium Communications Inc. The transaction is subject to customary closing conditions, including regulatory approval, and, if approved, is currently expected to close in 2027. Additional information regarding the transaction is included in Note 1 – Description of the Business to the condensed consolidated financial statements.
Key Factors Affecting Our Performance
Ability to timely develop and successfully deploy Neutron launch vehicle
Our future results will depend on the success of the development and commercial acceptance of our Neutron medium-capacity launch vehicle. While we have made significant progress across Neutron’s structures and infrastructure to date, including engine testing and initial production execution, Neutron’s development has experienced manufacturing and testing challenges, including a recently identified manufacturing process issue affecting the first-stage composite structures that resulted in a revision to our expected inaugural launch timeline. The commercial development of a new launch vehicle is inherently time consuming and involves numerous risks throughout the engineering and manufacturing development cycle, hardware and systems testing, and infrastructure readiness, any of which could create further delays in reaching the initial launch and future launches of the completed vehicle. In addition, even if we succeed in developing Neutron to a successful initial launch, we could be unsuccessful in developing the ability to produce these launch vehicles in quantities and with the necessary quality manufacturing system that ensures each vehicle and its engines perform as required or meet our expectations for future launch cadence. Any delay in the production of the Neutron launch vehicle or in our ability to produce these launch vehicles at our expected rate of production and with a reliable quality management system could have a material impact on customer acceptance as well as our future revenue, financial condition and results of operations. Additional delays or setbacks in Neutron development may require more research, development and capital expenditures than we currently anticipate, which could adversely affect our liquidity and capital resources in future periods.

Ability to sell additional launch services, space systems services and spacecraft components to new and existing customers
Our results will be impacted by our ability to sell our launch services, space systems services, and spacecraft components to new and existing customers. We have successfully launched Electron 93 times delivering over 250 spacecraft to orbit, including suborbital launches, through September 30, 2026. We have flight hardware and spacecraft with an extensive flight heritage, including legacy missions enabled by Sinclair Interplanetary (acquired April 2020), Advanced Solutions, Incorporated (acquired October 2021), Planetary Systems Corporation (acquired November 2021), SolAero Technologies Corp. (acquired January 2022), GEOST (acquired August 2025), Mynaric (acquired April 2026) and Motiv (acquired May 2026). Our growth opportunity is dependent on our ability to expand our addressable launch services market with larger volumetric and higher mass payload capabilities of our in-development medium-capacity Neutron launch vehicle, which will address large commercial and government constellation launch opportunities. Our growth opportunity is also dependent on our ability to win spacecraft constellation missions and expand our portfolio of strategic spacecraft components. Our ability to sell additional products to existing customers is a key part of our success, as follow-on purchases indicate customer satisfaction and decrease the likelihood of competitive substitution. To sell additional products and services to new and existing customers, we will need to continue to invest significant resources in our products and services.
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
Government expenditures and private enterprise investment into the space economy
Government expenditures and private enterprise investment have fueled the growth in our target markets. We expect the continued availability of government expenditures and private investment for our customers to help fund purchases of our products and services will remain. This is an important factor in our company’s growth prospects.
Key Metrics and Select Financial Data
We monitor the following key financial and operational metrics that assist us in evaluating our business, measuring our performance, identifying trends and making strategic decisions.
Launch Vehicle Build-Rate and Launch Cadence
We built approximately 14 Electron launch vehicles in 2024 and approximately 24 Electron launch vehicles in 2025. We built approximately 17 Electron launch vehicles during the nine months ended September 30, 2026. We launched 16 Electron vehicles in 2024 and 21 Electron vehicles in 2025. We launched 18 Electron vehicles during the nine months ended September 30, 2026. Growth rates between launches and total launch service revenue are not perfectly correlated because our total revenue is affected by other variables, such as the revenue per launch, which can vary considerably based on factors such as unique orbit and insertion requirements, payload handling needs, launch location, time sensitivity of mission completion, method of revenue recognition and other factors.

Revenue Growth
Three Months Ended September 30, 2026 and 2025
We generated $267.8 million and $155.1 million in revenue for the three months ended September 30, 2026 and 2025, respectively, representing a year-on-year increase in revenue of approximately 73%. This year-on-year increase resulted from space systems revenue growth of $100.6 million, primarily driven by satellite manufacturing and acquisitions, and an increase in launch revenue of $12.2 million. Launch revenue growth was due to a higher launch cadence with six point-in-time Electron launch missions completed for the three months ended September 30, 2026 versus four Electron launch missions completed for the three months ended September 30, 2025. Two of the four Electron launch missions completed for the three months ended September 30, 2025 were Hypersonic Accelerator Suborbital Test Electron (“HASTE”) launch missions, for which revenue was recognized over time, including a cumulative catch-up adjustment of $13.3 million recognized in that quarter. The 2026 increase was partially offset by decreased revenue recognized on over-time HASTE launch missions and other launch revenue of $5.5 million, which includes contract termination and study revenue.
Nine Months Ended September 30, 2026 and 2025
We generated $702.2 million and $422.1 million in revenue for the nine months ended September 30, 2026 and 2025, respectively, representing a year-on-year increase in revenue of approximately 66%. This year-on-year increase resulted from space systems revenue growth of $241.9 million, primarily driven by satellite manufacturing and acquisitions, and an increase in launch revenue of $38.2 million. Launch revenue growth was primarily due to a higher launch cadence with 18 Electron launch missions completed for the nine months ended September 30, 2026 versus 14 Electron launch missions completed for the nine months ended September 30, 2025 and a higher revenue per launch on point-in-time Electron launch missions, partially offset by revenue recognized on over-time HASTE launch missions.
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
Three Months Ended September 30, 2026 and 2025
For the three months ended September 30, 2026 and 2025, revenue per launch was $7.8 million and $10.1 million, respectively. Meanwhile, cost per launch for the three months ended September 30, 2026 and 2025 was $5.0 million and $5.9 million, respectively. The decrease in revenue per launch reflects changes in customer mix and mission complexity during the period in which the launches occurred. The decrease in cost per launch was primarily driven by efficiencies of scale.
Nine Months Ended September 30, 2026 and 2025
For the nine months ended September 30, 2026 and 2025, revenue per launch was $8.7 million and $8.2 million, respectively. Meanwhile, cost per launch for the nine months ended September 30, 2026 and 2025 was $4.9 million and $5.5 million, respectively. The increase in revenue per launch reflects changes in customer mix and mission complexity during the period in which the launches occurred. The decrease in cost per launch was primarily driven by efficiencies of scale.
Backlog
Backlog represents future revenues that we would recognize in connection with the completion of all contracts and purchase orders that have been entered into by our customers but have not yet been fulfilled, excluding any customer options for future products or services that have not yet been exercised. Contracts for launch services and spacecraft builds typically include termination rights that may be exercised by customers upon advance notice and payment of a specified termination fee. Backlog increased from $1,847.3 million as of December 31, 2025 to $3,573.0 million as of September 30, 2026, of which $1,724.7 million is related to space systems and $1,848.3 million is related to launch services. The increase was primarily a result of continued bookings and backlog added through acquisitions, partially offset by revenue recognized on contracts during the period.

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
Loss on Extinguishment of Debt
Loss on extinguishment of debt relates to the termination of the Bridge Loan commitment related to the Iridium Transaction.
Other Income (Expense), Net
Other income (expense) consists primarily of changes in the fair value of contingent consideration, loss on extinguishment of debt, gain or loss on disposal of assets and accretion of marketable securities purchased at a discount.
Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table sets forth our consolidated statements of operations and comprehensive loss information and data as a percentage of revenue for the three months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,
	2026		2025
	$	%	$	%
Revenues	$267,834	100.0%	$155,080	100.0%
Cost of revenues	177,763	66.4%	97,766	63.0%
Gross profit	90,071	33.6%	57,314	37.0%
Operating expenses:
Research and development, net	98,388	36.7%	70,694	45.6%
Selling, general and administrative	70,872	26.5%	45,589	29.4%
Total operating expenses	169,260	63.2%	116,283	75.0%
Operating loss	(79,189)	(29.6)%	(58,969)	(38.0)%
Other income (expense):
Interest expense	(323)	(0.1)%	(7,285)	(4.7)%
Interest income	28,627	10.7%	6,695	4.3%
Gain on foreign exchange	473	0.2%	388	0.3%
Loss on extinguishment of debt	(27,259)	(10.2)%	—	—%
Other income (expense), net	1,497	0.6%	(177)	(0.1)%
Total other income (expense), net	3,015	1.2%	(379)	(0.2)%
Loss before income taxes	(76,174)	(28.4)%	(59,348)	(38.2)%
(Provision) benefit for income taxes	(3,503)	(1.3)%	41,091	26.5%
Net loss	$(79,677)	(29.7)%	$(18,257)	(11.7)%

Revenues

	Three Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Revenues	$267,834	$155,080	$112,754	73%
Revenue increased by $112.8 million, or 73%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Space systems revenue was $214.8 million for the three months ended September 30, 2026, an increase of $100.6 million, or 88%, primarily due to spacecraft manufacturing growth and acquisitions. Launch services revenue was $53.1 million for the three months ended September 30, 2026, an increase of $12.2 million, or 30%, primarily due to a higher launch cadence with six Electron launch missions completed in the three months ended September 30, 2026, versus four launch missions completed in the three months ended September 30, 2025. The increase was partially offset by decreased other launch revenue of $5.5 million, which includes contract termination and study revenue.
Cost of Revenues

	Three Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Cost of revenues	$177,763	$97,766	$79,997	82%
Cost of revenues increased by $80.0 million, or 82%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Space systems cost of revenue was $143.4 million for the three months ended September 30, 2026, an increase of $62.8 million, or 78%, primarily due to acquisitions and spacecraft manufacturing growth. Launch services cost of revenues was $34.3 million for the three months ended September 30, 2026, an increase of $17.2 million, or 100%, primarily due to an increase in point-in-time launches.
Research and Development, Net

	Three Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Research and development, net	$98,388	$70,694	$27,694	39%
Research and development expenses increased by $27.7 million, or 39%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to Neutron development progress, incremental research and development spend at recently acquired businesses, increased staff and staff-related expenses as a result of hiring and prototype spend focused on expanding our spacecraft and spacecraft components product portfolio.
Selling, General and Administrative

	Three Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Selling, general and administrative	$70,872	$45,589	$25,283	55%
Selling, general and administrative expenses increased by $25.3 million, or 55%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to incremental selling, general and administrative spend at recently acquired businesses, increased staff and staff-related expenses to support revenue growth and increased transaction expenses related to managing an active acquisition pipeline.
Interest Expense

	Three Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Interest expense	$(323)	$(7,285)	$6,962	(96)%
Interest expense decreased by $7.0 million, or 96%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to conversions of the Convertible Senior Notes and the extinguishment of the Trinity Loan Agreement.

Interest Income

	Three Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Interest income	$28,627	$6,695	$21,932	328%
Interest income increased by $21.9 million, or 328%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to higher cash and cash equivalents balances held in interest bearing accounts.
Gain on Foreign Exchange

	Three Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Gain on foreign exchange	$473	$388	$85	22%
Gain on foreign exchange increased by $0.1 million, or 22%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to fluctuations in the foreign exchange rates of the New Zealand Dollar, Euro and Canadian Dollar as compared to the U.S. Dollar.
Loss on Extinguishment of Debt

	Three Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Loss on extinguishment of debt	$(27,259)	—	$(27,259)	N/M
Loss on extinguishment of debt increased by $27.3 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, as a result of the termination of the Bridge Loan commitment related to the Iridium Transaction, which resulted in the write-off of debt issuance costs and termination fees.
Other Income (Expense), Net

	Three Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Other income (expense), net	$1,497	$(177)	$1,674	(946%)
Other income increased by $1.7 million, or 946%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to income from a change in the fair value of contingent consideration for the three months ended September 30, 2026, partially offset by a loss on equity securities for the three months ended September 30, 2026.
(Provision) Benefit for Income Taxes

	Three Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
(Provision) benefit for income taxes	$(3,503)	$41,091	$(44,594)	(109)%
Provision for income taxes increased by $44.6 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The effective tax rate was (4.6)% for the three months ended September 30, 2026, compared to 69.2% for the three months ended September 30, 2025. The change was primarily driven by the release of the valuation allowance related to the deferred tax liability from the GEOST acquisition in the three months ended September 30, 2025. The effective tax rate differs from the federal statutory rate due primarily to a full valuation allowance against our U.S. deferred tax assets, as well as the impact of discrete items that may occur in any given year but which are not consistent from year-to-year.

Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table sets forth our consolidated statements of operations and comprehensive loss information and data as a percentage of revenue for the nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Nine Months Ended September 30,
	2026		2025
	$	%	$	%
Revenues	$702,248	100.0%	$422,147	100.0%
Cost of revenues	451,108	64.2%	283,198	67.1%
Gross profit	251,140	35.8%	138,949	32.9%
Operating expenses:
Research and development, net	261,330	37.2%	191,937	45.5%
Selling, general and administrative	182,482	26.0%	124,808	29.6%
Total operating expenses	443,812	63.2%	316,745	75.1%
Operating loss	(192,672)	(27.4)%	(177,796)	(42.2)%
Other income (expense):
Interest expense	(2,178)	(0.3)%	(21,470)	(5.1)%
Interest income	55,262	7.9%	15,923	3.8%
Loss on foreign exchange	(1,325)	(0.2)%	(235)	(0.1)%
Loss on extinguishment of debt	(27,259)	(3.9)%	—	—%
Other income (expense), net	1,253	0.2%	(675)	(0.2)%
Total other income (expense), net	25,753	3.7%	(6,457)	(1.6)%
Loss before income taxes	(166,919)	(23.7)%	(184,253)	(43.8)%
(Provision) benefit for income taxes	(7,038)	(1.0)%	38,966	9.2%
Net loss	$(173,957)	(24.7)%	$(145,287)	(34.6)%
Revenues

	Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Revenues	$702,248	$422,147	$280,101	66%
Revenue increased by $280.1 million, or 66%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Space systems revenue was $540.9 million for the nine months ended September 30, 2026, an increase of $241.9 million, or 81%, primarily due to spacecraft manufacturing growth and acquisitions. Launch services revenue was $161.3 million for the nine months ended September 30, 2026, an increase of $38.2 million, or 31%, primarily due to a higher launch cadence with 18 Electron launch missions completed for the nine months ended September 30, 2026, versus 14 launch missions completed in the nine months ended September 30, 2025, and higher revenue per launch, partially offset by revenue recognized on over-time HASTE launch missions.
Cost of Revenues

	Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Cost of revenues	$451,108	$283,198	$167,910	59%
Cost of revenues increased by $167.9 million, or 59%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Space systems cost of revenue was $355.9 million for the nine months ended September 30, 2026, an increase of $150.6 million, or 73%, primarily due to acquisitions and spacecraft manufacturing growth. Launch services cost of revenues was $95.2 million for the nine months ended September 30, 2026, an increase of $17.3 million, or 22%, primarily due to a higher launch cadence.

Research and Development, Net

	Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Research and development, net	$261,330	$191,937	$69,393	36%
Research and development expenses increased by $69.4 million, or 36%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to Neutron development progress, incremental research and development spend at recently acquired businesses, increased staff and staff-related expenses as a result of hiring and prototype spend focused on expanding our spacecraft and spacecraft components product portfolio.
Selling, General and Administrative

	Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Selling, general and administrative	$182,482	$124,808	$57,674	46%
Selling, general and administrative expenses increased by $57.7 million, or 46%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to incremental selling, general and administrative spend at recently acquired businesses, cancellations of RSUs resulting in a one-time stock-based compensation expense of $11.2 million, increased staff and staff-related expenses to support revenue growth and increased transaction expenses related to managing an active acquisition pipeline.
Interest Expense

	Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Interest expense	$(2,178)	$(21,470)	$19,292	(90)%
Interest expense decreased by $19.3 million, or 90%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to conversions of the Convertible Senior Notes and the extinguishment of the Trinity Loan Agreement.
Interest Income

	Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Interest income	$55,262	$15,923	$39,339	247%
Interest income increased by $39.3 million, or 247%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to higher cash and cash equivalents balances held in interest bearing accounts.
Loss on Foreign Exchange

	Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Loss on foreign exchange	$(1,325)	$(235)	$(1,090)	464%
Loss on foreign exchange increased by $1.1 million, or 464%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to fluctuations in the foreign exchange rates of the New Zealand Dollar, Euro and Canadian Dollar as compared to the U.S. Dollar.

Loss on Extinguishment of Debt

	Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Loss on extinguishment of debt	$(27,259)	—	$(27,259)	N/M
Loss on extinguishment of debt increased by $27.3 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, as a result of the termination of the Bridge Loan commitment related to the Iridium Transaction, which resulted in the write-off of debt issuance costs and termination fees.
Other Income (Expense), Net

	Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Other income (expense), net	$1,253	$(675)	$1,928	(286%)
Other income increased by $1.9 million, or 286%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to a decrease in loss on disposal of assets for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 and income from a change in the fair value of contingent consideration for the nine months ended September 30, 2026, partially offset by a loss on equity securities for the nine months ended September 30, 2026 and a decrease in accretion of marketable securities purchased at a discount for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
(Provision) Benefit for Income Taxes

	Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
(Provision) benefit for income taxes	$(7,038)	$38,966	$(46,004)	(118)%
Provision for income taxes increased by $46.0 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The effective tax rate was (4.2)% for the nine months ended September 30, 2026, compared to 21.1% for the nine months ended September 30, 2025. The change was primarily driven by the release of the valuation allowance related to the deferred tax liability from the GEOST acquisition in the nine months ended September 30, 2025. The effective tax rate differs from the federal statutory rate due primarily to a full valuation allowance against our U.S. deferred tax assets, as well as the impact of discrete items that may occur in any given year but which are not consistent from year-to-year.
Liquidity and Capital Resources
Since inception, we have funded our operations with proceeds from sales of our capital stock, convertible senior notes, term note debt, equipment financing, research and development grant proceeds, and cash flows from the sale of our products and services. As of September 30, 2026, we had $4.4 billion of cash and cash equivalents and $256.2 million of marketable securities. Our primary requirements for liquidity and capital are for investment in new products and technologies, the expansion of existing manufacturing facilities, working capital, debt service, acquisitions of complementary businesses, products or technologies and general corporate needs. Historically, these cash requirements have been met through the net proceeds we received through private sales of equity securities and convertible senior notes, borrowings under our credit and equipment financing facilities, net proceeds received in our business combination, net proceeds received from our ATM Equity Offerings and payments received from customers.
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
On June 28, 2026, we entered into a definitive agreement to acquire all outstanding shares of Iridium for $54 per share in a cash and stock transaction. This represents an enterprise value of approximately $8.0 billion. The Iridium Transaction is expected to require over $3.0 billion in cash related to share consideration payments, repayment of certain outstanding Iridium acquisition indebtedness and payment of transaction fees and expenses.

On September 15, 2026, Iridium and Iridium’s lenders entered into an amendment to Iridium’s existing credit agreement, which provides that the Iridium Transaction will not constitute a “change of control” under the amended credit agreement and permits the approximately $1.8 billion of term loans outstanding, which mature in September 2030, to remain outstanding after closing of the Iridium Transaction, eliminating the need to repay or refinance this indebtedness. Upon closing of the Iridium Transaction, Rocket Lab USA, Inc., our primary operating subsidiary, will provide a downstream guarantee of the obligations under Iridium’s amended credit agreement. In connection with the amendment, we incurred transaction costs of $9.4 million, which are included in selling, general and administrative expenses for the three and nine months ended September 30, 2026. The transaction is expected to close in 2027, subject to customary closing conditions, including regulatory approval.
Material Cash Requirements
As of September 30, 2026, our total minimum lease payments were $176.2 million, of which $23.9 million is due in the following twelve months. For details regarding our indebtedness and lease obligations as of September 30, 2026, refer to Note 11 and Note 14, respectively, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Our capital expenditures for the nine months ended September 30, 2026 were $84.2 million. Our future capital requirements will depend on many factors, including our launch cadence, traction in the market with our space systems offerings, the expansion of sales and marketing activities, the timing and extent of spending to support product development efforts, the introduction of new and enhanced products, the continuing market adoption of our products, the timing and extent of additional capital expenditures to invest in existing and new office spaces and the number of acquisitions of complementary businesses, including the acquisition of Iridium, products or technologies we pursue, if any. We may be required to seek additional equity or debt financing or we may choose to take advantage of opportunistic capital raising or financing transactions primarily for the purposes noted above. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued product innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.
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
•hire additional personnel;
•obtain, maintain, expand and protect our and our customers’ intellectual property.
Indebtedness
As of September 30, 2026, there was $1.3 million outstanding under our 4.250% Convertible Senior Notes due 2029 (the “Convertible Notes”). For details regarding our outstanding loan agreements, refer to Note 11 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$(127,254)	$(100,990)
Investing activities	(113,893)	(243,250)
Financing activities	3,863,886	881,734
Effect of exchange rate changes	(205)	(86)
Net increase in cash, cash equivalents, and restricted cash	$3,622,534	$537,408
Cash Flows from Operating Activities
For the nine months ended September 30, 2026, net cash used in operating activities of $127.3 million consisted of $174.0 million in net loss, $166.5 million in non-cash activities and $119.8 million in cash used in operating assets and liabilities. Included in the non-cash activities are $66.0 million in stock-based compensation expense, $57.7 million in depreciation and amortization, $27.3 million loss on extinguishment of debt related to the termination of the Bridge Loan commitment, $9.9 million of noncash lease expense and $7.5 million lower of cost or market inventory valuation adjustments. Included in the cash used in operating assets and liabilities are $83.7 million in inventories, $68.5 million in accounts receivable, $60.8 million in contract assets, $48.6 million in other non-current assets, $20.5 million in prepaids and other current assets and $10.8 million in non-current lease liabilities, partially offset by cash provided by operating assets and liabilities of $144.5 million in contract liabilities and $11.9 million in employee benefits payable.
Cash Flows from Investing Activities
For the nine months ended September 30, 2026, net cash used in investing activities of $113.9 million consisted of $84.2 million of capital equipment and infrastructure investments and $44.3 million of cash paid for business combinations, partially offset by net maturities of marketable securities of $13.8 million.
Cash Flows from Financing Activities
For the nine months ended September 30, 2026, net cash provided by financing activities of $3,863.9 million consisted of $3,875.2 million of net proceeds from the issuance of common stock under the ATM Equity Offerings and $13.6 million of proceeds from Employee Stock Purchase Plan, partially offset by $27.3 million of debt issuance and extinguishment costs related to the terminated Bridge Loan commitment.
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

As of September 30, 2026, there was $1.3 million aggregate principal amount of issued and outstanding convertible senior notes of Rocket Lab USA that are fully and unconditionally guaranteed by the Company. Accordingly, pursuant to Rule 3-10 of Regulation S-X, separate condensed consolidated financial statements of Rocket Lab USA have not been presented. As permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded summarized financial information for Rocket Lab USA because the assets, liabilities and results of operations of Rocket Lab USA are not materially different than the corresponding amounts in the Company’s condensed consolidated financial statements.
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
Interest Rate Risk
As of September 30, 2026, we had cash and cash equivalents of $4.4 billion, comprised primarily of operating accounts and money market instruments and $256.2 million invested in marketable securities, comprised of commercial paper, corporate debt securities, bank certificates of deposit, U.S. Treasury bills and notes and asset backed securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Impact of Inflation
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, it could diminish our margin thereby limiting our profits, especially if we are not able to fully offset such higher costs. Our inability or failure to do so could harm our business, financial condition, and results of operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting
During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting (“ICFR”) identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
Other than as set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K, as filed with the SEC on February 26, 2026 and Part II, Item 1A of our Quarterly Report on Form 10-Q, as filed with the SEC on August 10, 2026.
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
We have previously experienced, and may experience in the future, delays or other complications in the design, manufacture and commercialization of new rocket launch services, including the development and launch of our Neutron launch vehicle, mission services, spacecraft, spacecraft components and related technology. For example, we experienced a qualification testing failure of the Neutron Stage 1 tank on January 21, 2026 which ruptured the tank during a hydrostatic pressure trial resulting in an impact to Neutron’s launch schedule. In addition, during the fourth quarter of 2026, we identified a manufacturing process issue affecting first-stage composite structures that resulted in a further delay to the expected timing of Neutron’s inaugural launch. If we fail to develop and successfully commercialize new technologies, if we fail to develop such technologies before our competitors, or if such technologies fail to perform as expected, or are inferior to those of our competitors, our business, financial condition and results of operations could be materially and adversely impacted.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Sell to Cover Trading Election
On August 13, 2026, Agostino Ricupati, Chief Accounting Officer (the “Participant”), entered into a Rule 10b5-1 trading arrangement that is intended to qualify as a “plan providing for eligible sell-to-cover transactions” under Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act. The plan will apply to all RSUs granted to the Participant by the Company, whether granted prior to the date of the election or on or subsequent to the date of the election, pursuant to the Company’s 2021 Stock Option and Incentive Plan or any successor equity incentive plan. The sell-to-cover election provides for the sale of shares of common stock issued upon the vesting of restricted stock units in an amount sufficient to cover the federal, state, local, and foreign tax withholding obligations incurred in connection with such vesting.
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

ROCKET LAB CORPORATION

November 9, 2026	By:	/s/ Peter Beck

Peter Beck
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

November 9, 2026	By:	/s/ Adam Spice

Adam Spice
Chief Financial Officer
(Principal Financial Officer)

November 9, 2026	By:	/s/ Agostino Ricupati

Agostino Ricupati
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)